Form 10QSB
period 2001-06-30
SUNDEW INTERNATIONAL INC
filed 2001-08-06
CIK 1132143

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB
(Mark One)

[x]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended
                            June 30, 2001

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from      to

                     Commission file number 0-32551


                       SUNDEW INTERNATIONAL, INC.
    -----------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)


           DELAWARE                                     23-3067904
 -------------------------------                    -------------------
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification No.)


       1422 CHESTNUT STREET, SUITE #410, PHILADELPHIA, PA 19102
       --------------------------------------------------------
               (Address of principal executive offices)

                        (215) 569-9176 EXT. 10
                        ----------------------
            (Issuer's telephone number, including area code)

                            Not Applicable
                            --------------
          (Former name, former address and former fiscal year,
                     if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  [x] Yes   [ ] No

                 APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                    Outstanding at June 30, 2001
Common Stock, par value $.001                 2,038,000

                          TABLE OF CONTENTS
                          -----------------

                                                            Page
                                                            ----
PART I  -  FINANCIAL INFORMATION

Item 1.    Financial Statements                               3

           Balance Sheet                                      3
           Statement of Operations                            4
           Statement of Stockholders' Equity                  5
           Statement of Cash Flows                            6
           Notes to Financial Statements                      7

Item 2.    Management's Discussion and Analysis or
           Plan of Operation                                  9

PART II -  OTHER INFORMATION

Item 1.    Legal Proceedings                                 11
Item 2.    Changes in Securities                             11
Item 3.    Defaults on Senior Securities                     11
Item 4.    Submission of Matters to a Vote of Security
           Holders                                           11
Item 5.    Other Information                                 11
Item 6.    Exhibits and Reports on Form 8-K                  11

Signatures                                                   11

                   PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited).


                            SUNDEW INTERNATIONAL, INC.
                          [A Development Stage Company]

                                 BALANCE SHEET
                                   Unaudited

                               As at June 30, 2001
                               -------------------


ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents                             $       3,150
                                                        -------------
             Total Current Assets                               3,150
                                                        -------------
OTHER ASSETS:
  Deferred Stock Offering Costs                                 2,273
                                                        -------------
                                                        $       5,423
                                                        =============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                      $       3,118
                                                        -------------
        Total Current Liabilities                               3,118
                                                        -------------

STOCKHOLDERS' EQUITY:

  Preferred stock, $.001 par value,
   20,000,000 shares authorized,
   none issued and outstanding                                      -

  Common stock, $.001 par value,
   100,000,000 shares authorized,
   2,038,000 shares issued
   and outstanding                                              2,038

  Paid-in capital                                              99,862

  Deficit accumulated during the
    development stage                                         (99,595)
                                                        -------------
        Total Stockholders' Equity                              2,305
                                                        -------------
                                                        $       5,423
                                                        =============

The accompanying notes are an integral part of this financial statement.


                            SUNDEW INTERNATIONAL, INC.
                          [A Development Stage Company]

                             STATEMENT OF OPERATIONS
                                    Unaudited

                                              Three Months           January 5, 2001
                                                  Ended                (Inception)
                                              June 30, 2001          to June 30, 2001
                                              --------------         ----------------
REVENUE                                        $        --              $        --

EXPENSES

   Stock based compensation:
   -------------------------
   Organization costs - related party                   --                   95,500
   Consulting fees - related party                      --                    3,000
   Web site development cost                            --                      250

   Office expenses                                     845                      845
                                               ------------             ------------
     Total expenses                                    845                   99,595

NET LOSS                                       $      (845)             $   (99,595)
                                               ============             ============

WEIGHTED AVERAGE COMMON SHARES                    2,038,000               2,038,000

LOSS PER COMMON SHARE                          $     (0.00)             $     (0.05)
                                               ============             ============


The accompanying notes are an integral part of this financial statement.


                           SUNDEW INTERNATIONAL, INC.
                          [A Development Stage Company]
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   Unaudited

                                                                                         Deficit
                                                                                       Accumulated
                                  Preferred Stock        Common Stock                   During the
                               --------------------- ---------------------  Paid-in     Development
                                  Shares     Amount     Shares    Amount    Capital       Stage         Total
                               ----------- --------- ----------- --------- ----------  -----------   -----------
BALANCE, March 31, 2001                --        --   1,975,000     1,975     96,775      (98,750)           --

Issuance of shares at $.05 per
  share for cash, April
  through June, 2001                   --        --      63,000        63      3,087           --         3,150

Net loss for the period ended
  June 30, 2001                        --        --          --        --         --         (845)         (845)
                               ----------- --------- ----------- --------- ----------  -----------   -----------
BALANCE, June 30, 2001                 --        --   2,038,000     2,038     99,862      (99,595)        2,305
                               =========== ========= =========== ========= ==========  ===========   ===========


The accompanying notes are an integral part of this financial statement.


                            SUNDEW INTERNATIONAL, INC.
                          [A Development Stage Company]

                             STATEMENT OF CASH FLOWS
                                    Unaudited

                                                                Three Months           January 5, 2001
                                                                   Ended                 (Inception)
                                                                June 30, 2001          to June 30, 2001
                                                                --------------         ----------------
Cash Flows Provided by Operating Activities:

  Net loss                                                      $       (845)           $   (99,595)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
      Stock based compensation                                            --                 98,750
      Accounts payable                                                   845                    845
                                                                ------------            ------------
            Net Cash Provided (Used) by Operating Activities              --                     --
                                                                ------------            ------------
Cash Flows Provided by Investing Activities                               --                     --
                                                                ------------            ------------
            Net Cash Provided by Investing Activities                     --                     --
                                                                ------------            ------------
Cash Flows Provided by Financing Activities:

   Proceeds from issuance of common stock                              3,150                  3,150
                                                                ------------            ------------
            Net Cash Provided by Financing Activities                  3,150                  3,150
                                                                ------------            ------------
Net Increase in Cash                                                   3,150                  3,150

Cash at Beginning of Period                                               --                     --
                                                                ------------            ------------
Cash at End of Period                                           $      3,150            $     3,150
                                                                ============            ============

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
   Interest                                                     $         --            $         --
   Income taxes                                                 $         --            $         --


The accompanying notes are an integral part of this financial statement.

                      SUNDEW INTERNATIONAL, INC.
                    (A Development Stage Company)

               NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1.  GOING CONCERNS
-----------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of Sundew International, Inc. ("Sundew") as a going concern. However, Sundew was only recently formed, has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of Sundew to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through additional sales of its common stock. There is no assurance that Sundew will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2. DESCRIPTION OF THE BUSINESS
-----------------------------------

Sundew was incorporated under the laws of the State of Delaware on January 5, 2001. The purpose for which the Corporation is organized is to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of the State of Delaware including, without limitation, to provide sales of compatible inkjet printer cartridges and refill kits on the Internet.

Sundew has been in the development stage since its formation on January 5, 2001. Planned principal operations have only recently commenced since then, but Sundew has not generated any significant revenue.

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------

A. Sundew uses the accrual method of accounting. Consequently, certain revenue and related assets are recognized when earned rather than when received, and certain expenses are recognized when the obligation is incurred or the assets consumed, rather than when paid.

B. Sundew considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. Sundew currently has no cash equivalents.

C. Primary Loss Per Share amounts are based on the weighted average number of shares outstanding at the dates of the financial statements.

D. Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                      SUNDEW INTERNATIONAL, INC.
                    (A Development Stage Company)

               NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 4. INCOME TAXES
--------------------

Sundew has adopted the provisions of SFAS No. 109 "Accounting for Income Taxes". SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Sundew has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met.

Sundew shares office space and telephone services from the son of the President of Sundew at no charge.

NOTE 5.  FISCAL YEAR END
------------------------

Sundew's fiscal year end is December 31st.

NOTE 6.  RELATED PARTY TRANSACTIONS
-----------------------------------

Sundew issued unregistered common stock to its President, in exchange for services as President, Secretary and Treasurer, and to non management consultants in exchange for their services which was based on Sundew's initial offering price of $0.05 per share, has been reflected as organization costs, consulting services and web site development cost in the accompanying statements of operations. These shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and are subject to the resale provisions of Rule 144 and may not be sold or transferred without registration except in accordance with Rule 144. Certificates representing the securities bear such a legend.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

Plan of Operations - In General

Sundew's plan of operations is to be the number one seller of inkjet cartridges and refill kits on the Internet. Sundew has financed its operations to date through sales of its equity securities. Sundew believes that inkjet cartridges from original printer manufacturers are way too expensive for the average computer printer user. In that connection, Sundew plans to sell the highest quality inkjet cartridges and refill kits that meets or exceed the original manufacturer's specifications at the lowest prices of any wholesaler or retailer of printer accessories on the Internet. To do this, Sundew will seek to establish an aggressive marketing plan both on the Internet and conventionally.

During the next twelve months, Sundew plans to satisfy its cash requirements by additional equity financing. This will be in the form of private placements of restricted common stock. There can be no assurance that Sundew will be successful in raising additional equity financing, and, thus, be able to satisfy its cash requirements, which primarily consist of legal and accounting fees at the present time. Sundew presently has $3,150 in cash with which to satisfy any future cash requirements. Sundew will need a minimum of $25,000 to satisfy its cash requirements for the next 12 months. Sundew will not be able to operate if it does not obtain equity financing. Sundew has no current material commitments. Sundew depend upon capital to be derived from future financing activities such as subsequent offerings of its stock. There can be no assurance that Sundew will be successful in raising the capital it require. Sundew's management believes that, if this offering and the subsequent private placements are successful, it will be able to generate revenue from online inkjet cartridge and refill kit sales and achieve liquidity within the next twelve months. Sundew does not anticipate any further research and development of any products, nor does it expect to incur any research and development costs. Sundew does not expect the purchase or sale of plant or any significant equipment, and it does not anticipate any change in the number of its employees. Sundew has no current material commitments. Sundew has generated no revenue since its inception on January 5, 2001.

Sundew is still considered to be a development stage company, with no significant revenue, and is dependent upon the raising of capital through placement of its common stock. There can be no assurance that Sundew will be successful in raising the capital it require through the sale of its common stock.

Readers are referred to the cautionary statement, which addresses forward-looking statements.

CAUTIONARY STATEMENT

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result", "are expected to", "will continue", "is anticipated", "estimated", "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions, and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include, among other, the following:
(i) the Company's ability to obtain additional financing to implement its business strategy; (ii) the financial condition of the Company's clients; (iii) imposition of new regulatory requirements affecting the Company; (iv) a downturn in general economic conditions (v) the delay or failure to properly manage growth and successfully integrate acquired companies and operations;
(vi) lack of geographic diversification; and (vii) other factors which are described in further detail in the Company's filings with the Securities and Exchange Commission.

The Company cautions that actual results or outcomes could differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

                     PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None.


                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              SUNDEW INTERNATIONAL, INC.
                              (Registrant)


                              /s/ MICHAEL C. TAY
                              ----------------------------------
                              By:  Michael C. Tay
                              Its: Director and Chief Accounting
                                   Officer


Date: August 3, 2001