Form 10QSB
period 2001-09-30
SUNDEW INTERNATIONAL INC
filed 2001-11-13
CIK 1132143

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB

(Mark One)

[x]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended
                          September 30, 2001

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

                        (215) 564-9484 Ext. 11
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

            Class                 Outstanding at September 30, 2001
Common Stock, par value $.001                 2,149,000

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

                   PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited).

                        SUNDEW INTERNATIONAL, INC.
                      [A Development Stage Company]

                             BALANCE SHEET
                               Unaudited

                        As at September 30, 2001
                        ------------------------

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                             $       5,201
                                                        -------------
             Total Current Assets                               5,201
                                                        -------------
OTHER ASSETS:
  Deferred Stock Offering Costs                                 5,113
                                                        -------------
                                                        $      10,314
                                                        =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                      $       3,240
                                                        -------------
        Total Current Liabilities                               3,240
                                                        -------------

STOCKHOLDERS' EQUITY:

  Preferred stock, $.001 par value,
   20,000,000 shares authorized,
   none issued and outstanding                                      -

  Common stock, $.001 par value,
   100,000,000 shares authorized,
   2,149,000 shares issued
   and outstanding                                              2,149

  Paid-in capital                                             105,301

  Deficit accumulated during the
    development stage                                        (100,376)
                                                        -------------
        Total Stockholders' Equity                              7,074
                                                        -------------
                                                        $      10,314
                                                        =============

The accompanying notes are an integral part of this financial statement.

                            SUNDEW INTERNATIONAL, INC.
                          [A Development Stage Company]

                             STATEMENT OF OPERATIONS
                                    Unaudited

                                              Three Months            January 5, 2001
                                                 Ended                (Inception) to
                                           September 30, 2001        September 30, 2001
                                           ------------------        ------------------
REVENUE:
   Interest income                             $         19             $         19

EXPENSES

   Stock based compensation:
   -------------------------
   Organization costs - related party                    --                   95,500
   Consulting fees - related party                       --                    3,000
   Web site development cost                             --                      250

   Office expenses                                      800                    1,645
                                               ------------             ------------
     Total expenses                                     800                  100,395

NET LOSS                                       $       (781)            $   (100,376)
                                               ============             ============

WEIGHTED AVERAGE COMMON SHARES                    2,149,000                2,149,000

LOSS PER COMMON SHARE                          $      (0.00)            $      (0.05)
                                               ============             ============

The accompanying notes are an integral part of this financial statement.

                           SUNDEW INTERNATIONAL, INC.
                          [A Development Stage Company]
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   Unaudited

                                                                                         Deficit
                                                                                       Accumulated
                                  Preferred Stock        Common Stock                   During the
                               --------------------- ---------------------  Paid-in     Development
                                  Shares     Amount     Shares    Amount    Capital       Stage         Total
                               ----------- --------- ----------- --------- ----------  -----------   -----------
BALANCE, March 31, 2001                --        --   1,975,000     1,975     96,775       (98,750)           --

Issuance of shares at $.05 per
  share for cash, April
  through June, 2001                   --        --      63,000        63      3,087            --         3,150

Net loss for the period ended
  June 30, 2001                        --        --          --        --         --          (845)         (845)
                               ----------- --------- ----------- --------- ----------  -----------   -----------
BALANCE, July 1, 2001                  --        --   2,038,000     2,038     99,862       (99,595)        2,305

Issuance of shares at $.05 per
  share for cash, July
  through September, 2001              --        --     111,000       111      5,439            --         5,550

Net loss for the period ended
  September 30, 2001                   --        --          --        --         --          (781)         (781)
                               ----------- --------- ----------- --------- ----------  -----------   -----------
BALANCE, September 30, 2001            --        --   2,149,000     2,149    105,301      (100,376)        7,074
                               =========== ========= =========== ========= ==========  ===========   ===========

The accompanying notes are an integral part of this financial statement.

                            SUNDEW INTERNATIONAL, INC.
                          [A Development Stage Company]

                             STATEMENT OF CASH FLOWS
                                    Unaudited

                                                                Three Months            January 5, 2001
                                                                   Ended                (Inception) to
                                                             September 30, 2001        September 30, 2001
                                                             ------------------        ------------------
Cash Flows Provided by Operating Activities:

  Net loss                                                      $       (781)           $   (100,376)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
      Stock based compensation                                            --                  98,750
      Changes in assets and liabilities
        Accounts payable                                                 122                   3,240
        Deferred offering costs                                       (2,840)                 (5,113)
                                                                ------------            ------------
            Net Cash Provided (Used) by Operating Activities          (3,499)                 (3,499)
                                                                ------------            ------------
Cash Flows Provided by Investing Activities                               --                      --
                                                                ------------            ------------
            Net Cash Provided by Investing Activities                     --                      --
                                                                ------------            ------------
Cash Flows Provided by Financing Activities:

   Proceeds from issuance of common stock                              5,550                   8,700
                                                                ------------            ------------
            Net Cash Provided by Financing Activities                  5,550                   8,700
                                                                ------------            ------------
Net Increase in Cash                                                   2,051                   5,201

Cash at Beginning of Period                                            3,150                      --
                                                                ------------            ------------
Cash at End of Period                                           $      5,201            $      5,201
                                                                ============            ============

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
   Interest                                                     $         --            $         --
   Income taxes                                                 $         --            $         --

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

NOTE 5.  FISCAL YEAR END

Sundew's fiscal year end is December 31st.

NOTE 6.  RELATED PARTY TRANSACTIONS

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

During the next twelve months, Sundew plans to satisfy its cash requirements by additional equity financing. This will be in the form of private placements of restricted common stock.  There can be no assurance that Sundew will be successful in raising additional equity financing, and, thus, be able to satisfy its cash
requirements, which primarily consist of legal and accounting fees at the present time. Sundew presently has $5,201 in cash with which to satisfy any future cash requirements. Sundew will need a minimum of $25,000 to satisfy its cash requirements for the next 12 months.
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

                     PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

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
                              President, Chief Executive Officer

Date: November 13, 2001