Form 10KSB
period 2001-12-31
SUNDEW INTERNATIONAL INC
filed 2002-02-15
CIK 1132143

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             Form 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                        For the fiscal year ended December 31, 2001

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from ______ to ______

                                         Commission file number 0-32551
                                                                -------

                      Sundew International, Inc.
            ----------------------------------------------
            (Name of small business issuer in its charter)

           Delaware                                       23-3067904
-------------------------------                       -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

   1422 Chestnut Street, Suite #410, Philadelphia, Pennsylvania 19102
   ------------------------------------------------------------------
     (Address of principal executive offices)           (Zip Code)

          Issuer's Telephone Number:  (215) 564-9484 Ext. 11
                                      ----------------------

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

               Common Stock, $.001 par value per share.
               ----------------------------------------
                           (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ X ] Yes   [   ] No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this
Form 10-KSB.  [ X ]

State issuer's revenues for its most recent fiscal year. $1,638

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act):

The aggregate market value of the voting stock held by non affiliates of the issuer was not determinable because the common stock does not trade on any market.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUER INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[   ] Yes   [   ] No

             (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,249,000 as of
December 31, 2001.

                DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I,
Part II, etc.) into which the documents is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and
(3) any prospectus filed pursuant to Rule 424(b) or (c) of the
Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990): None

Transitional Small Business Disclosure Format (Check one): Yes [   ];
No [ X ]

                                PART I

Forward-Looking Statements

     This Form 10-KSB annual report may contain certain
"forward-looking" statements as such term is defined in the Private
Securities Litigation Reform Act of 1995 or by the Securities and
Exchange Commission in its rules, regulations and/or releases, which represent our expectations or beliefs, including but not limited to, statements concerning our operations, economic performance,
financial condition, growth and acquisition strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect,"
"believe," "anticipate," "intend," "could," "estimate," "might," or
"continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements.
These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important facts, including but not limited to those risk factors discussed herein below.

Item 1. Description of Business.

History and Organization

     Sundew International, Inc. (hereinafter "The Company" and/or
"Sundew") was organized on January 5, 2001, and has commenced operations, but has not generated significant revenues and is still a development stage corporation. The Company is engaged in the business of selling compatible ink cartridges and refill kits for the inkjet printer market on the Internet through its web site.
There can be no assurance that the Company's common stock will ever develop a market.

     The Company's executive office is located at 1422 Chestnut
Street, Suite 410, Philadelphia, Pennsylvania 19102; the telephone number is (215) 564-9484 x11.

     In connection with organizing the Company, on January 5, 2001,
Michael C. Tay was issued 1,910,000 shares of restricted common stock in exchange for services, the business plan of the Company, and the Company's web site and domain name, pursuant to Section
4(2) of the Securities Act of 1933, to sophisticated persons
(officers and directors) having superior access to all corporate and financial information. Under Rule 405 promulgated under the
Securities Act of 1933, Michael C. Tay may be deemed to be promoters of the Company.

     On January 18, 2001, the Company issued 5,000 shares of its restricted common stock to Mr. Jeff Deell in exchange for web site development services rendered to the Company's web site. The foregoing purchase and sale to this non-sophisticated investor with full access to all corporate information were exempt from
registration under the Securities Act pursuant to Section 4(2) on the basis that the transaction did not involve a public offering.

     On January 24, 2001, the Company issued 60,000 shares of its restricted common stock to William Tay, the son of its president,
Michael C. Tay, in exchange for corporate and securities consulting services. The foregoing purchase and sale to this sophisticated investor who had access to all corporate information were exempt from registration under the Securities Act, as amended, pursuant to
Section 4(2) on the basis that the transaction did not involve a public offering.

In General - The Company

     The Company's plan of operations is to be the number one seller of high quality compatible ink cartridges and refill kits for the inkjet printer market on the Internet through its web site. The
Company plans to import these products from the Far East, primarily through InkTec Co., Ltd., a leading manufacturer of these products in Korea and most of the other Pacific Rim markets. The Company believes that InkTec's stringent quality control and integrated technology ensure the ink products produced by InkTec, and to be marketed and distributed by the Company, meet or exceed the original printer manufacturer's specifications. Although the Company had preliminary discussions with the principals of InkTec with regard to being a licensed distributor of their products, the Company has not entered into any contract as of the date of this report. At the present time, the Company's plan is to purchase compatible inkjet cartridges from other overseas manufacturers, through their
distributors, from the Far East.

     Government approval is not necessary for the Company's
business, and government regulations have no or only a negligible effect on its respective businesses.

     The Company has not booked any significant research and
development costs and therefore do not expect to pass any of those costs to customers. It has no product development or research and development costs.

Internet Industry

     The Internet industry is a young industry, but one of the
fastest growing industries in the country. The Company believes that with the proper marketing campaign, its web site can develop into the most popular site on the Internet to purchase inkjet printer supplies. The Company will avoid customer service problems by offering a money back if not satisfied guarantee, and providing free expedient shipping of product.

Marketing and Strategy

     The Company intends to enhance its web site with full
electronic commerce capabilities, which will offers its products for sale to the Internet consumer. In addition, the Company intend to promote its web site and products by conventional advertising and marketing. The Company also plans to develop an affiliate linking program targeted at any web site operator who will be paid on a commission basis for all sales referred through their web site.

     To help achieve our sales goals, the Company plans to implement an aggressive online marketing campaign. The objective will be to build awareness for the Company in the online community and to continually acquire new visitors to its web site. One of the best ways to attract this target audience is to achieve high visibility in the places where prospective customers are likely to be browsing.
The Company's online campaign will target sites that generate high traffic from Internet users who fit the Company's customer profile.
In order to create this market presence and increase customer awareness, the Company intends to promote its web site on the most effective search engines, directories and promotional sites the
Internet offers. However, the Company has not yet fully develop its web site with electronic commerce capabilities, and there can be no assurance that it will implement these programs.  The programs to establish visibility and increase traffic to its web site include directory submissions to make sure the Company's web site is listed in the top five listings on the major search engines such as Yahoo,
America Online, Excite, Infoseek, HotBot, AltaVista, and Lycos, when a potential visitor types in key words related to software sales or any computer related terms. Of course, there can be no assurance that the Company's web site can obtain such a status, but it will continually update its submissions to search engines to keep them current and will update its web site on a weekly basis.

     While listing a web site with the search engines and
promotional web sites is a high priority for the foundation of the
Company's Internet program, targeted links with web sites of similar interest is another powerful method of obtaining visitors that are interested in the Company's web site. The Company intends to search for web sites of similar interest where it is likely to find its target audience to place targeted links. These links will increase targeted traffic to the Company's web site.

     The Company intends to design a professional banner and place it with various web sites on a "reciprocal" basis, at no charge to the Company. The Company also plan to purchase online ad banners on highly trafficked web sites that appeal to its target audience. The
Company intends to work with a nationally recognized media buying firm to research the web sites that are regularly visited by prospective customers in order to design and to execute an online advertising campaign on a cost-per-lead or similar direct response basis.

     Online communities such as Mailing Lists, Newsgroups, and
Online Service Forums tend to be very successful in driving traffic to web sites as Internet surfers use these communities to get advice from their peers. The Company intends to work with a firm to send electronic message postings about our offerings in the various online communities that are visited by our target audience.
Companies specializing in Community Discussion Sending include Word of Net Promotions, Webpromote and Agency.

     Targeted e-mail announcements with information about the
Company's products and services will be sent to individuals who have expressed an interest in receiving information within targeted categories. These individuals have voluntarily signed up to receive these e-mail messages about specific topics and are more likely to read them. Response rates are expected to average between 5% to 10%.
These efforts will results in the Company's web site visits by these individuals because they have an interest in its products and services and can click-through Hyperlinks created in the Company's
e-mail announcement. Each e-mail message will contain a header that specifies that the e-mail was sent to the recipient because they had subscribed to a particular service.

     The Company expects to maintain a clean corporate image by practicing "etiquette" when sending e-mail messages. In order to differentiate between e-mail messages that are voluntarily requested and true "spamming" from unwelcome sources, the Company plans to only send targeted e-mail to those individuals who have voluntarily requested to receive such announcements, and always give the participants the option to remove themselves from the e-mail lists obtained from a third party source or compiled internally through its web site.

Products

     The Company plans to offer what management believes is the highest quality manufactured inkjet cartridges and refill kits at competitive prices. The Company's product line will include
compatible ink cartridges for Canon inkjet printers and Epson inkjet printers, and easy, convenient and unique refill kits systems for HP printers. The Company plans to carry cartridges or refill kits for every brand name printer. The following is a detail list of the products the Company intends to sell through its e-commerce enabled web site, when fully developed:

     *    Refills for HP Deskjet and Deskwriter families or any
          other printer using HP51626A ink cartridges.

     *    Refills for Apple Stylewriter (M8052), Stylewriter II
          (M8041), Canon Starwriter 70/80, BJ-10e, BJ-10ex, BJ-5/20,
          BJ-200/230, Brother HJ-100i, Start Micronics & StarJet
          SJ48, Lexmark/IBM 4070 IJ or any other printer using Canon
          BC-01/02 cartridges.

     *    Ink cartridge for Canon BJ-300/330, IBM ExecJet 4072,
          Brother HJ-770 and Pacific Data Protracer or any printer
          using Canon BJI-642 or IBM 1380479 cartridges. Color ink
          cartridges for Canon BJC-600(E) or other printers using
          Canon BJI-201 series cartridges.

     *    Color ink cartridges for Canon BJC-4000 or other printers
          using Canon BCI-21 series cartridges.

     *    Ink cartridges for Epson Stylus Color or any other
          printers using Epson S020034 (Black) and S020036 (3 color)
          cartridges.

     *    Ink cartridges for Epson Stylus 400/800+/1000 or any other printers using Epson S020025 cartridges.

     *    Ink cartridges for Epson Stylus Color printer series
          including the 400, 500, 600 and 800, which utilize the
          following Epson cartridges: S020089, S020093, S020097 and
          S020108.

     *    Ink cartridges for Epson Photo and Stylus Color 3000

Patents

     The Company holds no patents for its products. The Company is the registered owner of the Internet domain name, SundewProducts.com.

Regulation of the Internet

     In general, existing laws and regulations apply to transactions and other activity on the Internet; however, the precise
applicability of these laws and regulations to the Internet is sometimes uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and, as a result, do not deal with the unique issues of the Internet or electronic commerce.
Nevertheless, numerous federal and state government agencies have already demonstrated significant activity in promoting consumer protection and enforcing other regulatory and disclosure statutes on the Internet.

     Due to the increasing use of the Internet as a medium for
commerce and communication, it is possible that new laws and regulations may be enacted with respect to the Internet and
electronic commerce covering issues such as user privacy, freedom of expression, advertising, pricing, content and quality of products and services, taxation, intellectual property rights and
information security. The adoption of such laws or regulations and the applicability of existing laws and regulations to the Internet may impair the growth of Internet use and result in a decline in the
Company's sales.

     A number of legislative proposals have been made at the
federal, state and local level, and by foreign governments, that would impose additional taxes on the sale of goods and services over the Internet, and certain states have taken measures to tax
Internet-related activities. Although Congress recently placed a three-year moratorium on new state and local taxes on Internet access or on discriminatory taxes on electronic commerce, existing state or local laws were expressly excepted from this moratorium.
Further, once this moratorium is lifted, some type of federal and/or state taxes may be imposed upon Internet commerce.  Such legislation or other attempts at regulating commerce over the Internet may substantially impair the growth of commerce on the Internet and, as a result, adversely affect the opportunity of the Company to derive financial benefit from such activities.

Employees

     The Company presently employs its president, secretary and treasurer, Michael C. Tay, who will devote approximately 20 hours per week, equal to one quarter of his total business time, on the business of the Company.

Item 2. Description of Property.

     The Company's corporate headquarters is in Philadelphia, PA.
Substantially all of the Company's operating activities are
conducted from 300 square feet of office space. The Company
believes that additional space will be required as its business expands and believe that it can obtain suitable space as needed.
The Company does not own any real estate.

Item 3. Legal Proceedings.

     The Company is not a party to any material pending legal
proceedings and, to the best of its knowledge, no action has been threatened by or against the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                               PART II

Item 5. Market for Common Equity and Related Stockholder Matter.

Market Information

     No public market currently exists for the Company's common stock.

Stockholders

     The Company has 45 holders of record of its common stock.

Dividends

     The Company has not previously paid any cash dividends on
common stock and does not anticipate or contemplate paying dividends on common stock in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business. The only restrictions that limit the ability to pay dividends on common equity or that are likely to do so in the future, are those restrictions imposed by law. Under Delaware corporate law, no dividends or other
distributions may be made which would render the Company insolvent or reduce assets to less than the sum of its liabilities plus the amount needed to satisfy any outstanding liquidation preferences.

Transfer Agent and Registrar

     The transfer agent and registrar for the Company's common stock is Holladay Stock Transfer, Inc., 2939 North 67th Place, Scottsdale,
Arizona 85251, telephone (480) 481-3940.

Penny Stock Status

     If and when it creates a market for its common stock, the
Company's common stock is a "penny stock," as the term is defined by
Rule 3a51-1 of the Securities Exchange Act of 1934. This makes it subject to reporting, disclosure and other rules imposed on
broker-dealers by the Securities and Exchange Commission requiring brokers and dealers to do the following in connection with
transactions in penny stocks:

     1. Prior to the transaction, to approve the person's account for transactions in penny stocks by obtaining information from the person regarding his or her financial situation,  investment experience and objectives, to reasonably determine based on that information that transactions in penny stocks are suitable for the person, and that the person has sufficient knowledge and experience in financial matters that the person or his or her independent advisor reasonably may be expected to be capable of evaluating the risks of transactions in penny stocks. In addition, the broker or dealer must deliver to the person a written statement setting forth the basis for the determination and advising in highlighted format that it is unlawful for the broker or dealer to effect a transaction in a penny stock unless the broker or dealer has received, prior to the transaction, a written agreement from the person. Further, the broker or dealer must receive a manually signed and dated written agreement from the person in order to effectuate any transactions is a penny stock.

     2. Prior to the transaction, the broker or dealer must disclose to the customer the inside bid quotation for the penny stock and, if there is no inside bid quotation or inside offer quotation, he or she must disclose the offer price for the security transacted for a customer on a principal basis unless exempt from doing so under the rules.

     3. Prior to the transaction, the broker or dealer must disclose the aggregate amount of compensation received or to be received by the broker or dealer in connection with the transaction, and the aggregate amount of cash compensation received or to be received by any associated person of the broker dealer, other than a person whose function in solely clerical or ministerial.

     4. The broker or dealer who has effected sales of penny stock to a customer, unless exempted by the rules, is required to send to the customer a written statement containing the identity and number of shares or units of each such security and the estimated market value of the security. The imposition of these reporting and disclosure requirements on a broker or dealer make it unlawful for the broker or dealer to effect transactions in penny stocks on behalf of customers. Brokers or dealers may be discouraged from dealing in penny stocks, due to the additional time, responsibility involved, and, as a result, this may have a deleterious effect on the market for the company's stock.

Item 6. Management's Discussion and Analysis or Plan of Operation.

     The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

The Company's Plan of Operations for the Next Twelve Months

     The Company has recently generated minimal revenues from
operations. The Company's plan of operations is to be the number one seller of compatible inkjet cartridges and refill kits on the
Internet. The Company has financed its operations to date through sales of its equity securities. The Company believes that inkjet cartridges from original printer manufacturers are way too expensive for the average computer printer user. In that connection, the
Company plans to sell the highest quality inkjet cartridges and refill kits that meets or exceed the original manufacturer's specifications at the lowest prices of any wholesaler or retailer of printer accessories on the Internet. To do this, the Company will seek to establish an aggressive marketing plan both on the Internet and conventionally.

     During the next twelve months, the Company plans to satisfy its cash requirements by additional equity financing. This will be in the form of private placements of restricted common stock. There can be no assurance that the Company will be successful in raising additional equity financing, and, thus, be able to satisfy its cash requirements, which primarily consist of legal and accounting fees at the present time. The Company presently has $5,337 in cash with which to satisfy any future cash requirements. The Company will need a minimum of $25,000 to satisfy its cash requirements for the next
12 months. The Company will not be able to operate if it does not obtain equity financing. The Company has no current material commitments. The Company depend upon capital to be derived from future financing activities such as subsequent offerings of its stock. There can be no assurance that the Company will be successful in raising the capital it require. The Company's management believes that, if its public offering and the subsequent private placements are successful, it will be able to generate enough revenue from online inkjet cartridge and refill kit sales and achieve liquidity within the next twelve months. The Company does not anticipate any further research and development of any products, nor does it expect to incur any research and development costs. The Company does not expect the purchase or sale of plant or any significant equipment, and it does not anticipate any change in the number of its employees.
The Company has no current material commitments.

     The Company is still considered to be a development stage
company, with no significant revenue, and is dependent upon the raising of capital through placement of its common stock. There can be no assurance that the Company will be successful in raising the capital it require through the sale of its common stock.

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

Item 7. Financial Statements.

                      SUNDEW INTERNATIONAL, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                       AS OF DECEMBER 31, 2001
                          AND FOR THE PERIOD
                     JANUARY 5, 2001 (INCEPTION)
                               THROUGH
                          DECEMBER 31, 2001

                          TABLE OF CONTENTS

Financial Statements:

     Report of Independent Auditor                                1

     Balance Sheet                                                2

     Statement of Operations                                      3

     Statement of Changes in Stockholders' Equity                 4

     Statement of Cash Flows                                      5

     Notes to Financial Statements                              6-9

Stan J.H. Lee, CPA
(a member firm of DMHD Hamilton Clark & Co.)           Tel) 201-681-7475
2182 Lemoine Avenue, Suite 200                         Fax) 815-846-7550
Fort Lee, NJ 07024

                      REPORT OF INDEPENDENT AUDITOR

Shareholders and Board of Directors
Sundew International, Inc.
Philadelphia, PA

I have audited the accompanying balance sheet of Sundew
International, Inc. (a development stage company) as of December 31,
2001, and the related statements of operations, stockholders'
equity, and cash flows for the period beginning January 5, 2001
(inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. My
responsibility is to express an opinion on these financial
statements based on our audit.

I conducted our audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. I believe that our audit provides a reasonable basis for our opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sundew
International, Inc. (a development stage company) as of December 31,
2001, and the results of its operations, and its cash flows for the period beginning January 5, 2001 (inception) through December 31,
2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 - "going concern" to the financial statements, the Company was recently formed, has incurred losses since its inception and has not been successful in establishing profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stan J.H. Lee, CPA
----------------------------

Stan J.H. Lee, CPA
Fort Lee, New Jersey
February 12th, 2002

                        SUNDEW INTERNATIONAL, INC.
                      [A Development Stage Company]
                              Balance Sheet
                            December 31, 2001

                                 ASSETS

Current assets:
  Cash and cash equivalents                             $       5,337
  Inventory                                                       689
                                                        -------------
        Total current assets                                    6,026
                                                        -------------
Other assets:
  Deferred offering costs                                       5,923
                                                        -------------
        Total assets                                    $      11,949
                                                        =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable - related party (Note 2)             $         351
                                                        -------------
        Total current liabilities                                 351
                                                        -------------

Stockholders' equity:

  Preferred stock, $.001 par value,
     20,000,000 shares authorized,
     none issued and outstanding                                   --
  Common stock, $.001 par value,
     100,000,000 shares authorized,
     2,249,000 shares issued
     and outstanding                                            2,249
  Paid-in capital                                             110,201
  Deficit accumulated during the
     development stage                                       (100,852)
                                                        -------------
        Total stockholders' equity                             11,598
                                                        -------------
        Total liabilities and stockholders' equity      $      11,949
                                                        =============

The accompanying notes are an integral part of this financial statement.

                        SUNDEW INTERNATIONAL, INC.
                      [A Development Stage Company]
                         Statement of Operations
  For the period January 5, 2001 (inception) through December 31, 2001

Revenue:
   Sales                                                    $      1,638
   Less: returns and allowances                                       --
                                                            ------------
                                                                   1,638
   Cost of sales                                                     356
                                                            ------------
        Gross profit                                               1,282
   Interest income                                                    31
                                                            ------------
                                                                   1,313

Expenses:
   Stock based compensation:
      Organization costs - related party (Note 2)                 95,500
      Consulting fees - related party (Note 2)                     3,000
      Web site development cost                                      250
                                                            ------------
                                                                  98,750
   General and administrative expenses                             3,415
                                                            ------------
        Total expenses                                           102,165

Net (loss)                                                  $   (100,852)
                                                            ============

Per share information: Basic and fully diluted

   Weighted average number of common shares outstanding        2,102,750
                                                            ============

Net (loss) per common share                                 $     (0.048)
                                                            ============

The accompanying notes are an integral part of this financial statement.

                        SUNDEW INTERNATIONAL, INC.
                      [A Development Stage Company]
               Statement of Stockholders' Equity (Deficit)
  For the period January 5, 2001 (inception) through December 31, 2001

                                                                                         Deficit
                                                                                       Accumulated
                                  Preferred Stock        Common Stock                   During the
                               --------------------- ---------------------  Paid-in     Development
                                  Shares     Amount     Shares    Amount    Capital       Stage         Total
                               ----------- --------- ----------- --------- ----------  -----------   -----------
Shares issued to founder
  for organization cost and
  services at $0.05 per share
  at inception (January 5,
  2001)                                --        --   1,910,000     1,910     93,590            --        95,500

Issuance of shares at $0.05
  per share for services
  rendered, January 18, 2001           --        --       5,000         5        245            --           250

Issuance of shares at $0.05
  per share for services
  rendered, January 24, 2001           --        --      60,000        60      2,940            --         3,000

Net loss for the period ended
  March 31, 2001                       --        --          --        --         --       (98,750)      (98,750)
                               ----------- --------- ----------- --------- ----------  -----------   -----------
Balance, March 31, 2001                --        --   1,975,000     1,975     96,775       (98,750)           --

Issuance of shares at $.05 per
  share for cash, April
  through June, 2001                   --        --      63,000        63      3,087            --         3,150

Net loss for the period ended
  June 30, 2001                        --        --          --        --         --          (845)         (845)
                               ----------- --------- ----------- --------- ----------  -----------   -----------
Balance, June 30, 2001                 --        --   2,038,000     2,038     99,862       (99,595)        2,305

Issuance of shares at $.05 per
  share for cash, July
  through September, 2001              --        --     111,000       111      5,439            --         5,550

Net loss for the period ended
  September 30, 2001                   --        --          --        --         --          (781)         (781)
                               ----------- --------- ----------- --------- ----------  -----------   -----------
Balance, September 30, 2001            --        --   2,149,000     2,149    105,301      (100,376)        7,074

Issuance of shares at $.05
  per share for cash,
  October, 2001                        --        --     100,000       100      4,900            --         5,000

Net loss for the period ended
  December 31, 2001                                                                           (476)         (476)
                               ----------- --------- ----------- --------- ----------  -----------   -----------
Balance, December 31, 2001             --        --   2,249,000     2,249    110,201      (100,852)       11,598
                               =========== ========= =========== ========= ==========  ===========   ===========

The accompanying notes are an integral part of this financial statement.

                        SUNDEW INTERNATIONAL, INC.
                      [A Development Stage Company]
                         Statement of Cash Flows
  For the period January 5, 2001 (inception) through December 31, 2001

Cash flows provided by operating activities:

  Net loss                                                      $   (100,852)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
      Stock based compensation                                        98,750
      Changes in assets and liabilities
        Accounts payable                                                 351
        Deferred offering costs                                       (5,923)
        Inventory                                                       (689)
                                                                ------------
            Net cash provided (used) by operating activities          (8,363)
                                                                ------------
Cash flows provided by investing activities                               --
                                                                ------------
            Net cash provided by investing activities                     --
                                                                ------------
Cash flows provided by financing activities:

   Proceeds from issuance of common stock                             13,700
                                                                ------------
            Net cash provided by financing activities                 13,700
                                                                ------------
Net increase in cash                                                   5,337

Cash at beginning of period                                               --
                                                                ------------
Cash at end of period                                           $      5,337
                                                                ============

Supplemental disclosures of cash flow information:

  Cash paid during the period for:
   Interest                                                     $         --
   Income taxes                                                 $         --

The accompanying notes are an integral part of this financial statement.

                      SUNDEW INTERNATIONAL, INC.
                    [A Development Stage Company]
                  Notes to the Financial Statements
                          December 31, 2001

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared in
conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The
Company has generated losses since its inception on January 5, 2001, aggregating $100,852 through December 31, 2001. Additionally, the
Company was recently formed, and has not been able to establish operations since the date of inception. The Company has been reliant on funding from stockholders.

Accordingly, the Company's ability to continue as a going concern is dependent upon its ability to secure an adequate amount of capital to finance its planned principal operations and/or implement its business plan. The Company's plans include selling shares of its common stock through its public offering. However there is no assurance that it will be successful in its efforts to raise capital. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. Its financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should it be unable to continue as a going concern.

Organization

Sundew International, Inc. ("Sundew" or "the Company") was
incorporated under the laws of the State of Delaware on January 5,
2001. The Corporation is organized to engage in any lawful act or activity for which a corporation may be organized under the General
Corporation Law of the State of Delaware including, without
limitation, to provide sales of compatible inkjet printer cartridges and refill kits on the Internet.

Development Stage Company

Sundew International, Inc. has been in the development stage since its formation on January 5, 2001. Planned principal operations have only recently commenced since then, but Sundew has not generated.

Revenue Recognition

The Company uses the accrual method of accounting. Consequently, certain revenue and related assets are recognized when earned rather than when received, and certain expenses are recognized when the obligation is incurred or the assets consumed, rather than when paid.

Use of Estimates

The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Net Loss Per Share

The Company follows Statement of Financial Accounting Standards No.
128, "Earnings Per Share" ("SFAS No. 128"). Basic earnings (loss)
per common share ("EPS") calculations are determined by dividing net income (loss)

                      SUNDEW INTERNATIONAL, INC.
                    [A Development Stage Company]
                  Notes to the Financial Statements
                          December 31, 2001

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share
calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. Common stock equivalents were not
considered during the periods presented, as their effect would be anti-dilutive.

Cash and Cash Equivalents

For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Segment Information

The Company follows SFAS No. 131, "Disclosure about Segments of an
Enterprise and Related Information". Certain information is
disclosed, per SFAS No. 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in one business segment and will evaluate additional segment disclosure requirements as it expands operations.

Comprehensive Income

There have been no items of comprehensive income since the Company's inception on January 5, 2001.

Impairment Of Long-Lived Assets

The Company periodically reviews the carrying amount of property, plant and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant
adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value.
Considerable management judgment is necessary to estimate the fair value of assets, accordingly, actual results could vary
significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell. As of December 31, 2001, management does not believe there is any impairment of the carrying amounts of assets.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of
December 31, 2001. The respective carrying value of certain
on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and accrued expenses, and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature, their carrying amounts approximate fair values, or they are receivable or payable on demand.

                      SUNDEW INTERNATIONAL, INC.
                    [A Development Stage Company]
                  Notes to the Financial Statements
                          December 31, 2001

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Pronouncements

In July, 2001, the Financial Accounting Standards Board (FASB)
issued Statement of Financial Accounting Standards (SFAS) 141,
Business Combinations, and SFAS 142, Goodwill and Intangible Assets.
SFAS 141 is effective for all business combinations completed after
June 30, 2001. SFAS 142 is effective for the year beginning January
1, 2002; however certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142. The Company does not believe the adoption of these standards will have a material impact on the
Company's financial statements.

In July 2001, the Financial Accounting Standards Board (FASB) issued
Statement of Financial Accounting Standards (SFAS) No. 143,
Accounting for Asset Retirement Obligations. This statement
addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This
Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the
Impairment or Disposal of Long-Lived Assets. This statement
addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121,
Accounting for the Impairment of Long-Lived Assets and for
Long-Lived Assets to Be Disposed Of. The provisions of the
statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of this standard and has not yet
determined the effect of adoption on its financial position and results of operations

Fiscal Year End

The Company's fiscal year end is December 31st.

NOTE 2. RELATED PARTY TRANSACTIONS

The Company issued unregistered common stock to its President, in exchange for services as President, Secretary and Treasurer, and to non management consultants in exchange for their services which was based on Sundew's expected initial offering price of $0.05 per share, has been reflected as organization costs, consulting services and web site development cost in the accompanying statements of operations. These shares were issued under Section 4(2) of the
Securities Act of 1933, as amended, and are subject to the resale provisions of Rule 144 and may not be sold or transferred without registration except in accordance with Rule 144. Certificates representing the securities bear such a legend.

As of December 31, 2001, the Company owed the sole officer and director an outstanding balance of $351 for expenses incurred on its behalf.

                      SUNDEW INTERNATIONAL, INC.
                    [A Development Stage Company]
                  Notes to the Financial Statements
                          December 31, 2001

On January 5, 2001, 1,910,000 common shares were issued to its founder for the Organization cost valued at $95,500. Also, on
January 24, 2001, 60,000 common shares were issued to the related party, its president, in exchange for consulting fee valued at $3,000.

Note 3.  INCOME TAXES

The Company has adopted the provisions of SFAS No. 109 "Accounting for Income Taxes". SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Codes are met.

Note 4.  COMMON STOCK OFFERING

In April, 2001, the Company's registration statement with the United
States Securities and Exchange Commission to sell up to 2,000,000 shares of its common stock at $0.05 per share, was declared
effective. The offering is on a best-efforts, no minimum basis. As such, there will be no escrow of any of the proceeds of the offering and the Company will have the immediate use of such funds to finance its operations.

Item 8. Changes In and Disagreements With Accountants on Accounting
        and Financial Disclosure.

     There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

                              PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
        Compliance With Section 16(a) of the Exchange Act.

Executive Officers and Directors

     The Company's director hold office until the next annual
meeting of shareholders and the election and qualification of their successors. Directors receive no compensation for serving on the board of directors other than reimbursement of reasonable expenses incurred in attending meetings. Officers are appointed by the board of directors and serve at the discretion of the board.

     The current executive officers, key employee and sole director of the Company is as follows:

Name                    Age         Positions and Offices Held
--------------          ---         -----------------------------------------
Michael C. Tay          65          President, Secretary-Treasurer & Director

     There are no agreements or understandings for the officer or director to resign at the request of another person and the
above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

     Set forth below is the name of the director and officer of the
Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

     Michael C. Tay. Mr. Tay has been the President, Secretary,
Treasurer, and Director of the Company since its inception on
January 5, 2001. For the last five years, Mr. Tay has devoted full time in managing his own investments in securities and real estate, including commercial, and residential real estate investments in undeveloped land as well as income producing properties, mutual funds and other securities investments, both debt and equity, in companies listed on exchanges such as AMEX or traded over-the-counter and listed on NASDAQ and the OTC Bulletin Board. Mr. Tay will devote approximately 20 hours per week, equal to one quarter of his business time, on the business of the Company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934, as
amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange
Commission (hereinafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Company on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10%
shareholders are required by Commission regulations to furnish the
Company with copies of all Section 16(a) reports they file. To the
Company's knowledge, Michael C. Tay comprising all of the Company's executive officers, directors and greater than 10% beneficial owners of its common Stock, have complied with Section 16(a) filing requirements applicable to them during the Company's most recent fiscal year.

Indemnification of Directors and Officers

     The Company shall indemnify to the fullest extent permitted by, and in the manner permissible under the laws of the State of
Delaware, any person made, or threatened to be made, a party to an action or proceeding, whether criminal, civil, administrative or investigative, by reason of the fact that he is or was a director or officer of the Company, or served any other enterprise as director, officer or employee at the request of the Company. The Board of
Directors, in its discretion, shall have the power on behalf of the
Company to indemnify any person, other than a director or officer, made a party to any action, suit or proceeding by reason of the fact that he/she is or was an employee of the Company.

INDEMNIFICATION OF OFFICERS OR PERSONS CONTROLLING THE COMPANY FOR
LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933, IS HELD TO BE
AGAINST PUBLIC POLICY BY THE SECURITIES AND EXCHANGE COMMISSION AND
IS THEREFORE UNENFORCEABLE.

Item 10. Executive Compensation.

     The Company has made no provisions for cash compensation to its sole executive officer and director, Michael C. Tay. Michael C. Tay received 1,910,000 shares or restricted stock as a retainer for future services and in exchange for the development of our business plan. These restricted shares were issued under Section 4(2) of the
Securities Act of 1933, as amended, and are subject to the resale provisions of Rule 144 and may not be sold or transferred without registration except in accordance with Rule 144. Certificates representing the securities bear such a legend. These 1,910,000 shares have been accepted as full compensation for Michael C. Tay's services for the first year of operation. No salaries are being paid at the present time, and will not be paid unless and until there is available cash flow from operations to pay salaries. There were no grants of options or SAR grants given to Michael C. Tay during the period ended December 31, 2001. The following table shows the cash and non-cash compensation paid to Michael C. Tay.

                         Annual Compensation          Long Term Compensation
                         -------------------          ----------------------
                                                        Restricted         LTIP
Name and Position        Year     Salary Bonus Other    Stock Awards  SAR payout Other
-------------------      ----     -----  ----- -----    ------------  --- ------ -----
Michael C. Tay, C.E.O.   2001      -0-    -0-   -0-      1,910,000     0     0     0
Director

     The Company does not presently have a stock option plan but intend to develop an incentive based stock option plan for its officers and directors in the future and may reserve up to ten percent of its outstanding shares of common stock for that purpose.

Employment Agreements

     The Company has not entered into any employment agreements with any of its employees, and employment arrangements are all subject to the discretion of its sole executive officer and director,
Michael C. Tay.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth each person known by the Company to be the beneficial owner of five percent (5%) or more of the
Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name and Address         Title of    Amount of Beneficial     Percentage
of Beneficial Owner       Class           Ownership           of Class (1)
-------------------      --------    --------------------    -------------
Michael C. Tay
1422 Chestnut St.
Suite #410
Philadelphia, PA 19102    Common          2,070,000              92%

All Executive Officers
and Directors as a
Group (1 Person)          Common          2,070,000              92%

--------------
(1) Based on current outstanding common shares of 2,249,000.

Item 12. Certain Relationships and Related Transactions.

     Since the Company's inception, the following transactions were entered into with the Company's sole officer and director and a member of his immediate family.

     The Company's sole officer and director and an affiliate
acquired their shares with the intent to hold the shares for investment purposes, and not with a view to further resale or distribution, except as permitted under exemptions from registration requirements under applicable securities laws. That means that they may not sell such securities unless they are either registered with the SEC and comparable agencies in the states or other jurisdictions where the purchasers reside, or are exempted from registration. The most widely used exemption from registration requirements is provided by SEC Rule 144, which requires a one year holding period prior to resale, and limits the quantities of securities that can be sold during any 90 day periods.

     Each certificate has been issued with a restrictive legend required with respect to issuance of securities pursuant to
exemptions from registration requirements under the Securities Act and each recipient acknowledged their understanding that the shares were restricted from resale unless they were either registered under the Securities Act and comparable state laws, or the transaction was effected in compliance with available exemptions from such
registration requirements.

     In connection with the Company's organization, on January 5,
2001, Michael C. Tay, the Company's president, was issued 1,910,000 shares of the Company's restricted common stock in exchange for services, the business plan of the Company, and its web site and domain name.

     It is contemplated that the Company may enter into certain transactions with its sole officer and director, Michael C. Tay, or affiliates which may involve conflicts of interest in that they will not be arms' length transactions. These transactions include the following:

     The Company issued 60,000 shares of its restricted common stock on January 24, 2001 to William Tay, the son of the Company's
president, Michael C. Tay, in exchange for corporate and securities consulting services.

     The Company has no formal written employment agreement or other contracts with its sole officer, Michael C. Tay, and there is no assurance that the services to be provided by him will be available for any specific length of time in the future. Michael C. Tay anticipates initially devoting up to approximately 20% of his time to our affairs. If and when the Company's business operations increase and a more extensive time commitment is needed, Michael C.
Tay is prepared to devote more time to the Company's affairs, in the event that becomes necessary. The amounts of compensation and other terms of any full time employment arrangements would be determined if and when such arrangements become necessary.

Item 13. Exhibits and Reports on Form 8-K.

     (a) Exhibits*

          1.1    Subscription Agreement

          3.1    Certificate of Incorporation

          3.2    Bylaws

          3.3    Specimen Stock Certificate

          5.1    Opinion Regarding Legality

         23.1    Consent of Expert

-------------
* Incorporated herein by reference to the Company's Registration
  Statement on Form SB-2, filed on February 2, 2001, File No.
  333-55116, and the amendments thereto.

     (b) Reports on Form 8-K.

     The Company filed a Form 8-K on October 24, 2001 with the U.S.
Securities and Exchange Commission to disclose the Company's new telephone number.

                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the
Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Sundew International, Inc.
                                    (Registrant)

                                    By: /s/ Michael C. Tay
                                    ---------------------------------
                                    Michael C. Tay
                                    President and Secretary/Treasurer
                                    Chief Executive Officer and
                                    Chief Financial Officer

                                    Date: February 15, 2002

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature            Title                                Date
---------            -----                                ----

/s/ Michael C. Tay   President and Secretary/Treasurer    February 15, 2002
------------------   Chief Executive Officer and
Michael C. Tay       Chief Financial Officer