Form 10QSB
period 2002-03-31
SUNDEW INTERNATIONAL INC
filed 2002-05-15
CIK 1132143

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB

(Mark One)

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2002

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

                          (215) 564-9484 X10
                          ------------------
            (Issuer's telephone number, including area code)

                                 N/A
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

             Class                   Outstanding at March 31, 2002
 -----------------------------       -----------------------------
 Common Stock, par value $.001                 7,349,000

                   PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       SUNDEW INTERNATIONAL, INC.
                     [A Development Stage Company]
                            BALANCE SHEETS

                                ASSETS

                                                          March 31,
                                                            2002          December
                                                         (Unaudited)      31, 2001
                                                        -------------   -------------
Current assets:
  Cash and cash equivalents                             $       5,566   $       5,337
  Inventory                                                        --             689
                                                        -------------   -------------
        Total current assets                                    5,566           6,026

Other assets:
  Deferred offering costs                                       8,428           5,923
                                                        -------------   -------------
Total assets                                            $      13,994          11,949
                                                        =============   =============

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable - related party (Note 2)             $          --   $         351
                                                        -------------   -------------
        Total current liabilities                                  --             351
                                                        -------------   -------------

Stockholders' equity (deficit):
  Preferred stock, $.001 par value,
     20,000,000 shares authorized,
     none issued and outstanding                                   --              --
  Common stock, $.001 par value,
     100,000,000 shares authorized,
     7,349,000 and 2,249,000 shares
     issued and outstanding in 2002
     and 2001, respectively                                     7,349           2,249
  Paid-in capital                                             235,101         110,201
  Deferred officer's compensation                            (125,000)             --
  Accumulated amortization, officer's
     compensation                                              31,250              --
  Deficit accumulated during the
     development stage                                       (134,706)       (100,852)
                                                        -------------   -------------
        Total stockholders' equity                             13,994          11,598
                                                        -------------   -------------
Total liabilities and stockholders' equity              $      13,994   $      11,949
                                                        =============   =============

            See Accompanying Notes to Financial Statements

                      SUNDEW INTERNATIONAL, INC.
                    (A Development Stage Company)
                       STATEMENTS OF OPERATIONS
                             (Unaudited)

                                                                            From
                                                           Three        Inception on
                                                          Months         January 5,
                                                           Ended        2001 Through
                                                          March 31,       March 31,
                                                            2002            2002
                                                        -------------   -------------
Revenue:
   Sales                                                $       3,237   $       4,875
   Less: returns and allowances                                    15              --
                                                        -------------   -------------
                                                                3,222           4,875
   Cost of sales                                                  689           1,060
                                                        -------------   -------------
        Gross profit                                            2,533           3,815
   Interest income                                                  7              38
                                                        -------------   -------------
                                                                2,540           3,853

Expenses:
   Stock based compensation:
      Organization costs - related party (Note 2)                  --          95,500
      Consulting fees - related party (Note 2)                     --           3,000
      Web site development cost                                    --             250
                                                        -------------   -------------
                                                                   --          98,750
   General and administrative expenses                         36,394          39,809
                                                        -------------   -------------
        Total expenses                                         36,394         138,559

Net (loss)                                              $     (33,854)  $    (134,706)
                                                        =============   =============

Per share information: Basic and fully diluted

   Weighted average number of common shares
       outstanding                                          7,349,000       7,349,000
                                                        =============   =============

Net (loss) per common share                             $      (0.005)  $      (0.018)
                                                        =============   =============

            See Accompanying Notes to Financial Statements

                      SUNDEW INTERNATIONAL, INC.
                    (A Development Stage Company)
                       STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                                                    From
                                                                   Three        Inception on
                                                                  Months         January 5,
                                                                   Ended        2001 Through
                                                                  March 31,       March 31,
                                                                    2002            2002
                                                                -------------   -------------
Cash flows from operating activities:

  Net (loss)                                                    $     (33,854)       (134,706)
  Adjustments to reconcile net (loss) to
    net cash (used in) operating activities:
      Issuance of stock for services rendered                         125,000         223,750
      Increase in deferred offering costs                              (2,505)         (8,428)
      Increase in deferred officer's compensation                    (125,000)       (125,000)
      Amortization of deferred officer's compensation                  31,250          31,250
      Decrease in accounts payable                                       (351)             --
      Decrease in inventory                                               689              --
                                                                -------------   -------------
            Net cash provided (used) by operating activities           (4,771)        (13,134)
                                                                -------------   -------------
Cash flows provided by investing activities                                --              --
                                                                -------------   -------------
            Net cash provided by investing activities                      --              --
                                                                -------------   -------------
Cash flows provided by financing activities:

   Proceeds from issuance of common stock                               5,000          18,700
                                                                -------------   -------------
            Net cash provided by financing activities                   5,000          18,700
                                                                -------------   -------------
Net increase in cash                                                      229           5,566

Cash at beginning of period                                             5,337              --
                                                                -------------   -------------
Cash at end of period                                           $       5,566           5,566
                                                                =============   =============

Supplemental disclosures of cash flow information:

  Cash paid during the period for:
   Interest                                                     $          --   $          --
   Income taxes                                                 $          --   $          --

            See Accompanying Notes to Financial Statements

                      SUNDEW INTERNATIONAL, INC.
                    (A Development Stage Company)
               NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the
United States of America for interim financial information and with the instructions incorporated in Regulation S-B, Item 310(b) of the
Securities and Exchange Commission. Accordingly, they do not include all of the information and footnote disclosures required by
accounting principles generally accepted in the United States of
America for complete financial statements. The statements are unaudited but, in the opinion of management, all adjustments
(consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not
necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's financial statements for the period ended December 31, 2001.

Going Concern

The accompanying financial statements have been prepared in
conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The
Company has generated losses since its inception on January 5, 2001, aggregating $134,706 through March 31, 2002. Additionally, the
Company was recently formed, and has not been able to establish operations since the date of inception. The Company has been reliant on funding from stockholders.

Accordingly, the Company's ability to continue as a going concern is dependent upon its ability to secure an adequate amount of capital to finance its planned principal operations and/or implement its business plan. The Company's plans include selling shares of its common stock. However there is no assurance that it will be
successful in its efforts to raise capital. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. Its financial statements do not include any adjustments relating to the
recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should it be unable to continue as a going concern.

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

                      SUNDEW INTERNATIONAL, INC.
                    (A Development Stage Company)
               NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
Considerable management judgment is necessary to estimate the fair value of assets, accordingly, actual results could vary
significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell. As of March 31, 2002, management does not believe there is any impairment of the carrying amounts of assets.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of
March 31, 2002. The respective carrying value of certain
on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and accrued expenses, and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature, their carrying amounts approximate fair values, or they are receivable or payable on demand.

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

                      SUNDEW INTERNATIONAL, INC.
                    (A Development Stage Company)
               NOTES TO UNAUDITED FINANCIAL STATEMENTS

On January 5, 2001, 1,910,000 common shares were issued to its founder for the Organization cost valued at $95,500, and on January
24, 2001, 60,000 common shares were issued to a related party of its president, in exchange for consulting fee valued at $3,000. Also, on
March 29, 2002, 5,000,000 common shares were issued to its founder in exchange for his second year of service as president, treasurer and secretary, valued at $125,000, for calendar year 2002.

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

Note 4.  COMMON STOCK OFFERING

In April 11, 2001, the Company's registration statement with the U.S.
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
The Company's plan of operations is to be the number one seller of compatible inkjet cartridges and refill kits on the Internet. The
Company has financed its operations to date through sales of its equity securities. The Company believes that inkjet cartridges from original printer manufacturers are way too expensive for the average computer printer user. In that connection, the Company plans to sell the highest quality inkjet cartridges and refill kits that meets or exceeds the original manufacturer's specifications at the lowest prices of any wholesaler or retailer of printer accessories on the
Internet. To do this, the Company will seek to establish an
aggressive marketing plan both on the Internet and conventionally.

During the next twelve months, the Company plans to satisfy its cash requirements by additional equity financing. This will be in the form of private placements of restricted common stock. There can be no assurance that the Company will be successful in raising
additional equity financing, and, thus, be able to satisfy its cash requirements, which primarily consist of legal and accounting fees at the present time. The Company presently has $5,566 in cash with which to satisfy any future cash requirements. The Company will need a minimum of $20,000 to satisfy its cash requirements for the next
12 months. The Company will not be able to operate if it does not obtain equity financing. The Company has no current material commitments. The Company depend upon capital to be derived from future financing activities such as subsequent offerings of its stock. There can be no assurance that the Company will be successful in raising the capital it require. The Company's management believes that, if its public offering and the subsequent private placements are successful, it will be able to generate enough revenue from online inkjet cartridge and refill kit sales and achieve liquidity within the next twelve months. The Company does not anticipate any further research and development of any products, nor does it expect to incur any research and development costs. The Company does not expect the purchase or sale of plant or any significant equipment, and it does not anticipate any change in the number of its
employees. The Company has no current material commitments.

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

ITEM 2. CHANGES IN SECURITIES

There have been no changes or modifications in the Company's securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There has been no default upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the quarterly period covered by this report.

ITEM 5. OTHER INFORMATION

There is no other information deemed material by management for disclosure herein.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None.

(b) Reports on Form 8-K

None.

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SUNDEW INTERNATIONAL, INC.
                                 (Registrant)

                                 /s/ Michael C. Tay
                                 -----------------------------------
                                 By: Michael C. Tay
                                 Its: President, Chief Executive
                                 Officer, Treasurer, Secretary and
                                 Director
                                 (Principal Executive, Financial and
                                 Accounting Officer)

Date: May 15, 2002