Form 10QSB
period 2002-06-30
SUNDEW INTERNATIONAL INC
filed 2002-08-12
CIK 1132143

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                                  (Mark One)

              [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended
                                 June 30, 2002

              [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _____________

                        Commission file number 0-32551

                          SUNDEW INTERNATIONAL, INC.
       (Exact name of small business issuer as specified in its charter)

                   DELAWARE                           23-3067904
        (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)           Identification No.)

      1422 Chestnut Street, Suite #410, Philadelphia, Pennsylvania 19102
                   (Address of principal executive offices)

                                (215) 893-3662
               (Issuer's telephone number, including area code)

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

                         Outstanding at June 30, 2002
                  Common Stock, par value $0.001 - 7,349,000

                      __________________________________

                       PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          SUNDEW INTERNATIONAL, INC.
                        [A Development Stage Company]
                               BALANCE SHEETS

                                   ASSETS

                                                          June 30,
                                                            2002          December
                                                         (Unaudited)      31, 2001
                                                        -------------   -------------
Current assets:
  Cash                                                  $       3,581   $       5,337
  Inventory                                                        --             689
                                                        -------------   -------------
        Total current assets                                    3,581           6,026

Other assets:
  Deferred offering costs                                       8,428           5,923
                                                        -------------   -------------
Total assets                                            $      12,009          11,949
                                                        =============   =============

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Due to stockholder                                    $         364   $         351
  Accounts payable                                                 68              --
                                                        -------------   -------------
        Total current liabilities                                 432             351
                                                        -------------   -------------

Stockholders' equity (deficit):
  Preferred stock, $.001 par value,
     20,000,000 shares authorized,
     none issued and outstanding                                   --              --
  Common stock, $.001 par value,
     100,000,000 shares authorized,
     7,349,000 and 2,249,000 shares
     issued and outstanding in 2002
     and 2001, respectively                                     7,349           2,249
  Paid-in capital                                             235,101         110,201
  Deferred officer's compensation                            (125,000)             --
  Accumulated amortization, officer's
     compensation                                              62,500              --
  Deficit accumulated during the
     development stage                                       (168,373)       (100,852)
                                                        -------------   -------------
        Total stockholders' equity                             11,577          11,598
                                                        -------------   -------------
Total liabilities and stockholders' equity              $      12,009   $      11,949
                                                        =============   =============

            See Accompanying Notes to Financial Statements

                          SUNDEW INTERNATIONAL, INC.
                        (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                        For the      For the      For the      For the      January 5,
                                                        6-Months     6-Months     3-Months     3-Months     2001
                                                        Ended        Ended        Ended        Ended        (Inception)
                                                        June 30,     June 30,     June 30,     June 30,     to June 30,
                                                        2002         2001         2002         2001         2002
                                                        -----------  -----------  -----------  -----------  -----------
Revenue:
   Sales                                                $     3,237  $        --  $        --  $        --  $     4,875
   Less: returns and allowances                                  --           --           --           --           --
                                                        -----------  -----------  -----------  -----------  -----------
                                                              3,237           --           --           --        4,875
   Cost of sales                                                704           --           --           --        1,060
                                                        -----------  -----------  -----------  -----------  -----------
        Gross profit                                          2,533           --           --           --        3,815
   Interest income                                               12           --            6           --           43
                                                        -----------  -----------  -----------  -----------  -----------
                                                              2,545           --            6           --        3,858

Expenses:
   General and administrative expenses                       70,066       99,595       33,673          845      172,231
                                                        -----------  -----------  -----------  -----------  -----------
        Total expenses                                       70,066       99,595       33,673          845      172,231

Net (loss)                                              $   (67,521) $   (99,595) $   (33,667) $      (845) $  (168,373)
                                                        ===========  ===========  ===========  ===========  ===========

Per share information: Basic and fully diluted

   Weighted average number of common shares
       outstanding                                        7,349,000    2,038,000    7,349,000    2,038,000    7,349,000
                                                        ===========  ===========  ===========  ===========  ===========

Net (loss) per common share                             $    (0.009) $    (0.049) $    (0.005) $     0.000  $    (0.023)
                                                        ===========  ===========  ===========  ===========  ===========

            See Accompanying Notes to Financial Statements

                          SUNDEW INTERNATIONAL, INC.
                        (A Development Stage Company)
                          STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                              For the      For the      January 5,
                                                              6-Months     6-Months     2001
                                                              Ended        Ended        (Inception)
                                                              June 30,     June 30,     to June 30,
                                                              2002         2001         2002
                                                              -----------  -----------  -----------
Cash flows from operating activities:

  Net (loss)                                                  $  (67,521)  $  (99,595)  $ (168,373)
  Adjustments to reconcile net (loss) to
    net cash (used in) operating activities:
      Issuance of stock for services rendered                    125,000       98,750      223,750
      Increase in deferred offering costs                         (2,167)          --       (8,428)
      Increase in deferred officer's compensation               (125,000)          --     (125,000)
      Amortization of deferred officer's compensation             62,500           --       62,500
      Increase in accounts payable                                   432          845          432
                                                              -----------  -----------  -----------
            Net cash provided (used) by operating activities      (6,756)          --      (15,119)
                                                              -----------  -----------  -----------
Cash flows provided by investing activities                           --           --           --
                                                              -----------  -----------  -----------
            Net cash provided by investing activities                 --           --           --
                                                              -----------  -----------  -----------
Cash flows provided by financing activities:

   Proceeds from issuance of common stock                          5,000        3,150       18,700
                                                              -----------  -----------  -----------
            Net cash provided by financing activities              5,000        3,150       18,700
                                                              -----------  -----------  -----------
Net increase in cash                                              (1,756)       3,150        3,581
Cash at beginning of period                                        5,337           --           --
                                                              -----------  -----------  -----------
Cash at end of period                                         $    3,581   $    3,150   $    3,581
                                                              ===========  ===========  ===========

Supplemental disclosures of cash flow information:

  Cash paid during the period for:
   Interest                                                   $            $            $
   Income taxes                                               $            $            $

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
inception on January  5,  2001,  aggregating  $168,373  through  June 30, 2002.
Additionally, the Company has been reliant on funding from stockholders.

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

Net Loss Per Share

The  Company  follows  Statement  of  Financial Accounting Standards  No.  128,
"Earnings Per Share" ("SFAS No. 128").  Basic  earnings (loss) per common share
("EPS")  calculations  are determined by dividing  net  income  (loss)  by  the weighted average number  of shares of common stock outstanding during the year.
Diluted  earnings  (loss) per  common  share  calculations  are  determined  by dividing net income  (loss) by the weighted average number of common shares and dilutive common share  equivalents  outstanding.  Common stock equivalents were not considered during the periods presented, as their  effect  would  be  anti-
dilutive.

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
Assets to be disposed of are carried at the lower of their financial  statement carrying  amount  or  fair  value  less  costs  to  sell.  As of June 30, 2002, management does not believe there is any impairment of the carrying  amounts of assets.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and  pertinent  information  available  to management as of June 30, 2002.  The respective  carrying  value of certain on-balance-sheet  financial  instruments approximated their fair  values.  These  financial  instruments  include  cash, accounts  payable  and  accrued  expenses,  and notes payable. Fair values were assumed to approximate carrying values for these  financial instruments because they are short term in nature, their carrying amounts  approximate fair values, or they are receivable or payable on demand.

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

Plan of Operations

The  Company  has  recently  generated minimal revenues  from  operations.  The
Company's plan of operations is  to  be  the  number  one  seller of compatible inkjet cartridges and refill kits on the Internet. The Company has financed its operations  to  date  through  sales  of  its  equity securities and  loans  or contributions from its sole officer and director.  The  Company  believes  that inkjet cartridges from original printer manufacturers are way too expensive for the  average  computer  printer  user. In that connection, the Company plans to sell  the highest quality inkjet cartridges  and  refill  kits  that  meets  or exceeds  the original manufacturer's specifications at the lowest prices of any wholesaler  or retailer of printer accessories on the Internet. To do this, the
Company plans  to  establish  an aggressive marketing plan both on the Internet and conventionally.

During  the  next  twelve  months,  the  Company  plans  to  satisfy  its  cash requirements by additional equity  financing.  This  will  be  in  the  form of private  placements of restricted common stock. There can be no assurance  that the Company  will  be  successful  in raising additional equity financing, and, thus,  be able to satisfy its cash requirements,  which  primarily  consist  of legal and accounting fees at the present time. The Company presently has $3,581 in cash  with  which  to satisfy any future cash requirements. The Company will need a minimum of $15,000  to  satisfy  its  cash  requirements for the next 12 months. The Company will not be able to operate if it  does  not  obtain equity financing. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its stock. There can be no assurance that  the  Company  will be successful in raising the capital it requires.  The
Company  does not anticipate  any  further  research  and  development  of  any products,  nor  does it expect to incur any research and development costs. The
Company does not  expect  the  purchase  or  sale  of  plant or any significant equipment,  and  it  does  not  anticipate  any  change in the  number  of  its employees. The Company has no current material commitments.

The  Company  has no alternative plan of operations.  In  the  event  that  the
Company does not  receive additional financing from subsequent offerings of its stock, or contributions  or  loans  from  its  sole  officer  and  director  is inadequate, the Company may have to liquidate its business and undertake any or all of the following actions:

   -   Sell or dispose of the Company's assets, if any;

   -   Pay  the Company's liabilities in order of priority, if it has available cash to pay such liabilities;

   -   If any  cash  remains  after  the  Company  satisfies amounts due to its creditors,  distribute  any  remaining cash to its  shareholders  in  an amount equal to the net market value of its net assets;

   -   File a certificate of dissolution with the State of Delaware to dissolve the corporation and close its business;

   -   Make the appropriate filings with  the  Commission  so  that the Company will  not be required to file periodic and other required  reports  with the Commission,  if, in fact, the Company is a reporting company at that time; and

   -   Make the appropriate  filings  with  the  NASD  (National Association of
       Securities Dealers) to affect a delisting of the Company's common stock, if, in fact, its common stock is trading on the OTCBB  (Over-the-Counter
       Bulletin Board) or the BBX (Bulletin Board Exchange) at that time.

Based  upon the Company's current assets, however, the Company may not have the ability  to  distribute  any  cash  to its shareholders. If the Company has any liabilities that it is unable to satisfy  and it qualifies for protection under the U.S. Bankruptcy Code, the Company may voluntarily  file  for reorganization under  Chapter 11 or liquidation under Chapter 7. The Company's  creditors  may also file  a  Chapter  7  or  Chapter  11  bankruptcy action against it. If the
Company's  creditors  or  the  Company  files  for  Chapter  7  or  Chapter  11 bankruptcy, the Company's creditors will take priority  over  its shareholders.
If the Company fails to file for bankruptcy under Chapter 7 or  Chapter  11 and the Company has creditors, such creditors may institute proceedings against the
Company seeking forfeiture of its assets, if any.

The  Company does not know and cannot determine which, if any, of these actions it will  be  forced  to take. If any of these foregoing events occur, you could lose your entire investment in the Company's shares.

The Company is still considered  to  be  a  development  stage company, with no significant  revenue,  and  is  dependent upon the raising of  capital  through placement of its common stock. There  can be no assurance that the Company will be successful in raising the capital it requires through the sale of its common stock.

Readers  are referred to the cautionary  statement,  which  addresses  forward-
looking statements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In connection  with  the  safe  harbor  provisions  of  the  Private Securities
Litigation  Reform  Act  of  1995  (the  "Reform Act"), the Company  is  hereby providing cautionary statements identifying  important factors that could cause the  Company's  actual results to differ materially  from  those  projected  in forward-looking statements  (as such term is defined in the Reform Act) made by or on behalf of the Company herein  or  orally,  whether  in  presentations, in response  to  questions or otherwise. Any statements that express,  or  involve discussions as  to  expectations,  beliefs,  plans,  objectives, assumptions or future events or performance (often, but not always, through  the  use of words or  phrases  such  as  "will  result", "are expected to", "will continue",  "is anticipated", "estimated", "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions, and uncertainties  which  could  cause  actual  results  to differ materially  from  those  expressed  in  the  forward-looking  statements.  Such uncertainties  include,  among others, the following: (i) the Company's ability to obtain additional financing  to  implement  its  business strategy; (ii) the
financial  condition  of  the  Company's  clients;  (iii)  imposition   of  new
regulatory  requirements  affecting  the  Company;  (iv)  a downturn in general economic  conditions  (v)  the delay or failure to properly manage  growth  and
successfully  integrate  acquired   companies  and  operations;  (vi)  lack  of
geographic diversification; and (vii)  other  factors  which  are  described in further  detail in the Company's filings with the U.S. Securities and  Exchange
Commission.

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

Date: August 12, 2002