Form 10QSB/A
period 2002-06-30
SUNDEW INTERNATIONAL INC
filed 2002-08-14
CIK 1132143

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

              99.1 Certification of Chief Executive Officer and Chief Financial
                   Officer

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

Date: August 14, 2002