Form 10QSB
period 2002-09-30
SUNDEW INTERNATIONAL INC
filed 2002-11-25
CIK 1132143

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                                  (Mark One)

              [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002

              [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _____________

                        Commission file number 0-32551

                          SUNDEW INTERNATIONAL, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                   Delaware                           23-3067904
        -------------------------------            ----------------
        (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)           Identification No.)

       2000 Hamilton Street, #520, Philadelphia, Pennsylvania 19130-3883
       -----------------------------------------------------------------
                   (Address of principal executive offices)

                                (215) 893-3662
               ------------------------------------------------
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

                       Outstanding at November 19, 2002
                  Common Stock, par value $0.001 - 7,349,000

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The  Financial  Statements of the Registrant required to be filed with this 10-
QSB Quarterly Report  were prepared by management and commence on the following page, together with related Notes.  In the opinion of management, the Financial
Statements fairly present the financial condition of the Registrant.

                          SUNDEW INTERNATIONAL, INC.
                        [A Development Stage Company]
                               BALANCE SHEETS

                                   ASSETS

                                                        September 30,
                                                            2002          December
                                                         (Unaudited)      31, 2001
                                                        -------------   -------------
Current assets:
  Cash                                                  $       3,061   $       5,337
  Inventory                                                        --             689
                                                        -------------   -------------
        Total current assets                                    3,061           6,026

Other assets:
  Deferred offering costs                                       8,428           5,923
                                                        -------------   -------------
Total assets                                            $      11,489          11,949
                                                        =============   =============

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Due to stockholder                                    $       1,088   $         351
  Accounts payable                                                 70              --
                                                        -------------   -------------
        Total current liabilities                               1,158             351
                                                        -------------   -------------

Stockholders' equity (deficit):
  Preferred stock, $.001 par value,
     20,000,000 shares authorized,
     none issued and outstanding                                   --              --
  Common stock, $.001 par value,
     100,000,000 shares authorized,
     7,349,000 and 2,249,000 shares
     issued and outstanding in 2002
     and 2001, respectively                                     7,349           2,249
  Paid-in capital                                             235,101         110,201
  Deferred officer's compensation                            (125,000)             --
  Accumulated amortization, officer's
     compensation                                              93,750              --
  Deficit accumulated during the
     development stage                                       (200,869)       (100,852)
                                                        -------------   -------------
        Total stockholders' equity                             10,331          11,598
                                                        -------------   -------------
Total liabilities and stockholders' equity              $      11,489   $      11,949
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
                        (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                        For the      For the      For the      For the      January 5,
                                                        9-Months     9-Months     3-Months     3-Months     2001
                                                        Ended        Ended        Ended        Ended        (Inception)
                                                        September    September,   September,   September,   to September,
                                                        30, 2002     30, 2001     30, 2002     30, 2001      30, 2002
                                                        -----------  -----------  -----------  -----------  -----------
Revenue:
   Sales                                                $     3,237  $        --  $        --  $        --  $     4,875
   Less: returns and allowances                                  --           --           --           --           --
                                                        -----------  -----------  -----------  -----------  -----------
                                                              3,237           --           --           --        4,875
   Cost of sales                                                704           --           --           --        1,060
                                                        -----------  -----------  -----------  -----------  -----------
        Gross profit                                          2,533           --           --           --        3,815
   Interest income                                               16           19            4           19           47
                                                        -----------  -----------  -----------  -----------  -----------
                                                              2,549           19            4           19        3,862

Expenses:
   Stock-based compensation                                  93,750       98,750       31,250           --      192,500
   General and administrative expenses                        8,816        1,645        1,249          800       12,231
                                                        -----------  -----------  -----------  -----------  -----------
        Total expenses                                      102,566      100,395       32,499          800      204,731

Net (loss)                                              $  (100,017) $  (100,376) $   (32,495) $      (781) $  (200,869)
                                                        ===========  ===========  ===========  ===========  ===========

            See Accompanying Notes to Financial Statements

                          SUNDEW INTERNATIONAL, INC.
                        (A Development Stage Company)
                          STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                              For the      For the      January 5,
                                                              9-Months     6-Months     2001
                                                              Ended        Ended        (Inception)
                                                              September    September    to September
                                                              30, 2002     30, 2001      30, 2002
                                                              -----------  -----------  -----------
Cash flows from operating activities:

  Net (loss)                                                  $ (100,017)  $ (100,376)  $ (200,869)
  Adjustments to reconcile net (loss) to
    net cash (used in) operating activities:
      Issuance of stock for services rendered                    125,000       98,750      223,750
      Increase in deferred offering costs                         (2,505)      (5,113)      (8,428)
      Increase in deferred officer's compensation               (125,000)          --     (125,000)
      Amortization of deferred officer's compensation             93,750           --       93,750
      Increase in accounts payable                                 3,252        3,240        1,158
                                                              -----------  -----------  -----------
            Net cash provided (used) by operating activities      (5,520)      (3,499)     (15,639)
                                                              -----------  -----------  -----------
Cash flows provided by investing activities                           --           --           --
                                                              -----------  -----------  -----------
            Net cash provided by investing activities                 --           --           --
                                                              -----------  -----------  -----------
Cash flows provided by financing activities:

   Proceeds from issuance of common stock                          5,000        8,700       18,700
                                                              -----------  -----------  -----------
            Net cash provided by financing activities              5,000        8,700       18,700
                                                              -----------  -----------  -----------
Net increase in cash                                                (520)       5,201        3,061
Cash at beginning of period                                        3,581           --           --
                                                              -----------  -----------  -----------
Cash at end of period                                         $    3,061   $    5,201   $    3,061
                                                              ===========  ===========  ===========

            See Accompanying Notes to Financial Statements

                          SUNDEW INTERNATIONAL, INC.
                         (A Development Stage Company)
                   NOTES TO THE INTERIM FINANCIAL STATEMENTS

NOTE 1- BASIS OF PRESENTATION

The   accompanying   unaudited   interim   financial   statements   of   Sundew
International,  Inc.  have  been prepared in accordance with generally accepted accounting principles and the  rule  of  the Securities and Exchange Commission
("SEC"),  and  should  be  read  in  conjunction  with  the  audited  financial
statements.   In  the opinion of management,  all  adjustments,  consisting  of normal recurring adjustments,  necessary  for  a fair presentation of financial position  and  the  results  of  operations  for interim  are  not  necessarily indicative of the results to be expected for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operation

The   Company  hopes  to  continue  marketing  and  selling  compatible  inkjet cartridges  and  refill kits on the Internet during the next twelve months.  To date, revenues from  these  activities have been minimal.  The Company believes that the revenue generated from  operations  will  not be sufficient to finance future  activities  and  that  it will be necessary to raise  additional  funds through equity and/or debt financing  in  the  next twelve months.  There is no assurance that the Company will be able to raise  additional  capital  for  the purchase  of its products for sale, marketing, advertising and promotion and/or
other purposes.   In  the  event  that  only  limited  additional  financing is received,  or none, the Company expects its opportunities in the marketing  and sale of compatible  inkjet  cartridges  and  refill  kits on the Internet to be limited.

Currently the Company does not have sufficient resources  to meet the Company's
cash  requirements.   The Company presently has $3,061 in cash  with  which  to
satisfy any future cash  requirements.   The  Company  will  need  a minimum of
$25,000  to  satisfy  its  cash  requirements for the next twelve months.   The
Company will not be able to operate  if  it  does not obtain equity and/or debt
financing.   The  Company  depends  upon  capital to  be  derived  from  future financing activities such as subsequent offerings  of its common stock or loans or contributions from its sole officer and director.  There can be no assurance
that the Company will be successful in raising the capital  it  requires.   The
Company  does  not  anticipate  any  further  research  and  development of any products, nor does it expect to incur any research and development  costs.  The
Company  does  not  expect  the  purchase  or  sale of plant or any significant equipment,  and  it  does  not  anticipate any change  in  the  number  of  its employees. The Company has no current material commitments.

The Company has no alternative plan  of  operations.   In  the  event  that the
Company does not receive additional financing from subsequent offerings  of its common  stock, or contributions or loans from its sole officer and director  is inadequate, the Company may have to liquidate its business and undertake any or all of the following actions:

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
       -     Make  the  appropriate  filings  with the Securities and  Exchange
             Commission ("SEC") so that the Company  will  not  be  required to file periodic and other required reports with the SEC; and
       -     Make  the  appropriate filings with the NASD (National Association of Securities  Dealers)  to  affect  a  delisting of the Company's common  stock, if, in fact, its common stock  is  trading  on  the
             OTCBB (Over-the-Counter Bulletin Board) or the BBX (Bulletin Board
             Exchange) at that time.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None; not applicable.

ITEM 2. CHANGES IN SECURITIES

None; not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None; not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None; not applicable.

ITEM 5. OTHER INFORMATION

None; not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
    99.1 Certification of Chief Executive Officer and Chief Financial Officer

(b) Reports on Form 8-K

    None; not applicable.

                                  SIGNATURES

In accordance  with  the  requirements  of the Exchange Act, the registrant has duly  caused  this  report  to  be signed on its  behalf  by  the  undersigned, thereunto duly authorized.

                                        SUNDEW INTERNATIONAL, INC.

                                        /S/ MICHAEL C. TAY
                                        Michael C. Tay, President and Director

Date: 11/19/02

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION
                     906 OF THE SARBANES-OXLEY ACT OF 2002

       In  connection  with  the Form 10-QSB of Sundew International, Inc. (the
"Company") for the period ended  Sept. 30, 2002 as filed with the United States
Securities  and  Exchange Commission on the  date  hereof  (the  "Report"),  I,
Michael C. Tay, Chief  Executive  Officer  and  Chief  Financial Officer of the
Company, certify pursuant to 18 U.S.C.  Section 1350, as  adopted  pursuant  to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

       (i) the Report fully complies with the requirements of  Section 13(a) of the Securities Exchange Act of 1934, as amended; and

       (ii)  the  information  contained  in the Report fairly presents, in all material respects,  the financial condition  and  result  of  operations of the
Company.

       The foregoing certification is made solely for the purpose  of 18 U.S.C.
Section 1350, subject to the knowledge standard contained therein, and  not for any other purpose.

                                           /S/ MICHAEL C. TAY
                                           Michael C. Tay, Chief Executive
                                           Officer and Chief Financial Officer

                                           11/19/02