Form 10KSB
period 2002-12-31
LEGEND INTERNATIONAL HOLDINGS INC
filed 2003-04-07
CIK 1132143

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10K-SB
  Annual Report under Section 13 or 15 (d) of the Securities Exchange Act 1934:

                        Commission File Number: 000-32551

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                    (Exact Name of Registrant in its Charter)

          Delaware                                       23-3067904
(State or other Jurisdiction                  (IRS Employer Identification No.)
     of Incorporation)

             2000 Hamilton Street, #520, Philadelphia, PA 19130-3883
           (Address of Principal executive Offices including Zip Code)

                                  215.893.3662
                         (Registrant's Telephone Number)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $0.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $3,237

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in
Rule 12b-2 of the Exchange Act.)  The aggregate market value of the voting stock held by non affiliates of the issuer was not determinable because the common stock does not trade on any market.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 7,349,000 shares of Common
Stock, par value $.001 per share, as of December 31, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

   Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

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

ITEM 1. DESCRIPTION OF BUSINESS.

(a) Business Development

Legend International Holdings, Inc. ("Legend" or the "Company") was
incorporated in the State of Delaware on January 5, 2001 under the name Sundew
International, Inc. to engage in the business of selling compatible inkjet cartridges and refill kits on the Internet. On March 13, 2003, in light of its current business plan, Legend filed an Amendment to its Certificate of
Incorporation (the "Amendment") pursuant to which the name of Sundew
International, Inc. was changed to "Legend International Holdings, Inc." The
Amendment was approved by the written consent of a majority of Legend's outstanding shares after circulation of an Information Statement pursuant to
Rule 14c-2.

Legend plans to act as a holding company to acquire controlling or other interests in one or more companies engaged in the contract sales and distribution of specialty medical products. Legend's objective is to become a leading national contract sales and distribution organization focused on specialty medical products. As its initial focus, on January 6, 2003, Legend formed a new wholly-owned subsidiary in the State of Delaware, Legend
Consolidated Group, Inc., in order to begin facilitating its consolidation of medical sales organizations. However, as of the date of the filing of this report, there were neither preliminary agreements nor understandings to acquire any such organizations.

Legend is a development stage company. Legend has not been involved in any bankruptcy, receivership or similar proceeding. Legend has not been involved in any material reclassification, merger consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

(b) Business of Issuer

Business

Legend's current business plan calls for the creation of a national sales, distribution and service network largely through the acquisition of existing local and regional independent contract sales and distribution organizations representing manufacturers of specialty medical products. These independent sales and distribution companies contracts with specialty medical product manufacturers to provide outsourcing of the sales, marketing, distribution and customer service functions for all or certain of their product lines, thereby eliminating the manufacturers' need to develop and maintain their own sales force or rely on a number of independent local and regional distributors to achieve national coverage.

The sale and distribution of specialty medical products require a focused selling effort by representatives capable of marketing the products' clinical features and benefits to physicians and other health care professionals and demonstrating the economic benefits associated with these products to purchasing departments and operating management of health care providers.

Industry Overview

Institutional health care providers in the hospital and alternate-site markets to be served by Legend purchase medical products from one or more of three distinct groups: (i) national medical product distributors, such as Owens &
Minor, Inc., Allegiance Corporation and General Medical, Inc., which typically provide a broad range of high volume, low-margin, low- and medium-technology products; (ii) contract sales and distribution companies that focus on specialty medical products not typically provided by the national medical distributors because of the complexity of the products and the need for highly trained local sales and service staffs; and (iii) manufacturers that sell and distribute their own products directly.

Opportunities for Consolidation

Legend estimates there are between 5,000 and 6,000 companies engaged in the contract sales and distribution of specialty medical products retailing under
$10,000 in the United States, most of which are small businesses, usually having one principal, two administrators and four to six sales representatives, serving local or regional markets and providing representation for a limited number of manufacturers and product lines. Manufacturers represented by these independent contract sales and distribution companies have highly focused, limited product lines. Accordingly, these manufacturers typically make large ongoing commitments to their product development, market research and marketing efforts while relying on the currently fragmented network of independent contract sales and distribution companies to sell, distribute and service their products. Legend believes a national contract sales and distribution organization focused on specialty medical products can provide the following advantages to manufacturers and health care providers:

Provide Manufacturers with Benefits of Economies of Scale and Established Sales
Channels.  By utilizing contract sales and distribution companies, manufacturers of specialty medical products can avoid the substantial up-front and ongoing expenses associated with hiring, training and coordinating their own sales force and related customer support staff. Contract sales and distribution companies typically are more efficient because of their ability to spread sales, distribution and other product-related costs across multiple complementary product lines produced by different manufacturers. In addition, because contract sales and distribution companies generally employ sales representatives who have substantial experience in individual medical sub-
specialties and have developed long-term relationships with physicians and other health care professionals in those areas, they can provide manufacturers of new products with access to established sales channels for those products.

Provide Health Care Providers with a Consolidated Supply Source.  In an effort to increase efficiency and reduce costs, health care providers are increasingly seeking to reduce and consolidate their vendor relationships. By consolidating their vendor bases, customers can reduce the costs and administrative time associated with receiving individual sales calls and individual product deliveries from a multitude of manufacturers. Legend believes that contract sales and distribution companies are attractive to providers because they consolidate the provider's purchasing and distribution functions.

Despite the advantages that contract sales and distribution companies provide to both their manufacturers and customers, the fragmented network of such companies is generally not capable of serving multiple manufacturers on a national basis. Local or regional contract sales and distribution companies do not have the distribution infrastructure necessary to efficiently deliver product on a nationwide basis, nor do they have a product offering that is broad enough to enable them to service customers across a variety of sub-
specialty markets.

To become more cost-effective, health care providers have created national group purchasing organizations or GPOs and regional integrated delivery networks or IDNs that aggressively seek to lower product procurement costs and reduce the number of vendors that service their organizations by consolidating their purchase contracts. These trends have placed pressure on manufacturers and contract sales and distribution companies to be more efficient, provide value-added services and obtain sufficient breadth of product offerings and geographic coverage to warrant attention in this changed market place. As a result, Legend believes that the emergence of a national contract sales and distribution organization capable of selling, distributing and servicing a broad array of specialty medical products would meet the evolving needs of both manufacturers and purchasers of specialty medical products. In addition, Legend believes such a national company would (i) enhance the manufacturers' access to the national market and reduce cost and administrative time attributable to dealing with multiple local and regional independent sales and distribution companies and (ii) have opportunities to negotiate national or regional contracts with selected GPOs and IDNs.

Business Strategy

Legend's business strategy is to acquire, develop, manage independent contract sales distribution organizations representing manufacturers of specialty medical products; market, distribute and sell specialized products where service, training and support are critical components of selling. Legend's business model entails both a decentralized management philosophy and a centralized operating approach. Each of the acquired independent sales and distribution organization will continue to manage all functions that "touch the customer," including sales, marketing, and customer service. Legend will manage functions such as credit and collection, purchasing, accounting, inventory management, human resources and finance, centrally where it can leverage its size and scale to provide benefits from operating efficiencies and synergies resulting from the consolidation of the acquired sales and distribution organizations into a larger enterprise.

Legend plans to acquire operating and established local or regional contract sales and distribution companies; roll, combine and integrate them into an effective national sales and distribution organization focused on specialty medical products, thereby potentially realizing a leveraged return in the price to earnings multiple from the purchase price to the public market valuation.

As businesses have become nationwide in scope, the need and demand for a nationwide vendor supplying specialty medical products and services have increased, and as brand consciousness among health care providers increased, national brands have realized significant advantages in the marketplace, such as the ability to differentiate their products and services, allowing premium pricing and enhanced customer loyalty. In addition, as Legend strives to become a major consolidator of contract sales and distribution organizations representing manufacturers of specialty medical products, it hopes to achieve competitive advantage by creating operating synergies through, among other things, the elimination of redundant corporate functions and the use of information technology to decrease cost and increase revenue.

Furthermore, most manufacturers of specialty medical products have developed an increased interest in dealing with large distributors, which enabled these manufacturers to generate efficiency gains due to streamlined production, distribution and marketing operations.

In order to achieve its goal, Legend plans to focus on: (1) identifying acquisition candidates which meets Legend's consolidation criteria; and (2)
achieving operating efficiencies and synergies by combining administrative functions, cross selling product lines that it acquires via acquisition, eliminating redundant facilities, implementing system and technology improvements and purchasing products and services in large volumes.

Identify and Pursue Strategic Acquisitions for Consolidation

Legend intends to capitalize upon consolidation opportunities in the sales and distribution of specialty medical products by acquiring independent contract sales and distribution organizations with established sales presences and/or local brand names. Legend believes that independent sales and distribution organizations representing manufacturers of specialty healthcare products retailing under $10,000 are highly fragmented and often characterized by privately-held or family-owned businesses, whose owner/operators desire liquidity and may be unable to gain the scale necessary to access the capital markets effectively or to expand beyond a local or regional base.

In general, Legend plans to acquire larger, established, medical sales and distribution companies, or "hubs," in a targeted geographic area, and additional smaller medical sales and distribution companies, or "spokes," in secondary markets surrounding the hubs. Where possible, the operations of the spokes will be integrated into the operations of existing hubs, thereby enabling Legend to achieve the economies of scale necessary to decrease operating cost and increase operating margin. Legend plans to use its equity securities as consideration in selected acquisitions.

Achieve Operating Efficiencies

Legend believes that it will be able to achieve certain operating efficiencies and synergies among its acquired contract sales and distribution companies.
Such operating efficiencies include:

Combining Administrative Functions. Legend seeks to institute a Company-wide management information system and to combine at the corporate level certain administrative functions, such as financial reporting and finance, insurance, employee benefits and legal support.

Using Hub and Spoke System to Eliminate Redundant Facilities and Service. The
hub and spoke strategy involves the acquisition of a larger, established, contract sales and distribution company of specialty medical products in a targeted geographic area into which the facilities and operations of local, smaller acquired contract sales and distribution company of specialty medical products, or "spokes", are folded, allowing the elimination of redundant facilities and reducing overhead. Although the success of the hub and spoke strategy may vary, Legend believes that there exists a real opportunity to use this strategy to reduce the number of facilities and the corporate overheads of the acquired contract sales and distribution companies. This hub and spoke strategy also enables the integration of certain operational activities, such as inventory management, purchasing, shipping, accounting and human resources, among acquired contract sales and distribution companies of specialty medical products located in a geographic area, thereby permitting the elimination of duplicative facilities and costs.

Implementing System and Technology Improvements. Legend believes it will be able to increase the operating margin of combined acquired contract sales and distribution companies of specialty medical products by using operating and technology systems to improve and enhance the operations of the combined acquired companies, which may include computerized inventory management and order processing systems, computerized quotation and job costing systems and computerized logistics and distribution systems. Legend further believes that many contract sales and distribution organization of specialty medical products may have not made material investments in such operating and technology systems because, as independent entities, they lacked the necessary scale to justify the investment. Legend believes that the implementation of such systems may significantly increase the speed and accuracy of order processing and fulfillment at the contract sales and distribution organizations which it acquires, while increasing inventory turns and providing measurement and analysis tools that facilitate efficient operation.

Using Volume Purchasing: Legend believes that, with respect to certain of the contract sales and distribution organizations of specialty medical products that may be consolidated by Legend, it may achieve operating efficiencies through volume purchasing and may benefit from favorable prices and rebates accruing as the result of high volume purchases. Legend may also negotiate improved arrangements with wholesalers and manufacturers to reduce inventory levels of certain acquired contract sales and distribution organization, thereby allowing more efficient operations by decreasing inventory holding costs and increasing operating margins. Legend may also seek to leverage upon its size to negotiate attractive volume purchasing or leasing programs for goods and services such as delivery vehicles, long distance voice and data services, overnight delivery services, real estate services, banking, financial services and insurance.

Implementing Strategic Marketing and Cross-Functional Selling: Legend believes that it may achieve certain efficiencies through strategic marketing plans to be shared by the acquired contract sales and distribution organizations as well as cross-functional selling to customers of each of the acquired organizations.
These synergies of strategic marketing and cross-functional selling may allow additional services to provide or goods to be sold to existing customers of the acquired contract sales and distribution organization, resulting in additional revenues for Legend. These synergies may also provide a broader geographic sales and service reach for each of the acquired contract sales and distribution organization, increasing the customer base of the acquired contract sales and distribution organization.

Competition

The sale of specialty medical products retailing for less than $10,000 is currently dominated by the sales organizations of Fortune 500 and other very large companies. There are also numerous small, independent manufacturers'
representatives, such as Legend, who are engaged in this business. Legend believes that these targets may find acquisition by Legend to be attractive because it offers more security due to a more diverse product line and potential sales and profit growth through operating efficiencies and programs and information not generally available to them. Most of the companies presently engaged in this business have a longer operating history than Legend.
Even if Legend is successful in its expansion plans, it would still have an insignificant share of the domestic market for specialty medical products retailing for less than $10,000.

Legend believes the principal competitive factors in the contract sales and distribution business are the experience, training and educational support capabilities of the sales force, the quality and level of customer support service, the breadth and quality of products offered, the information systems and infrastructure available, the consistency and stability of business relationships with customers and product pricing.

Government Regulation

The healthcare industry is affected by extensive government regulation at the
Federal and state levels. In addition, through the Medicare, Medicaid and other programs the Federal and state governments are responsible for the payment of a substantial portion of healthcare expenditures. Changes in regulations and healthcare policy occur frequently and may impact the current results of the growth potential for and the profitability of products to be sold by Legend.
Although Legend will not be a direct provider under Medicare and Medicaid, many of its future customers are providers under these programs and depend upon
Medicare and/or Medicaid reimbursement for a portion of their revenue. Changes in Medicare and Medicaid regulations may adversely impact Legend's revenues and collections indirectly by reducing the reimbursement rate received by its future customers and consequently placing downward pressure on prices Legend charge for its future products.

In certain cases, the ability of Legend's future customers to pay for the products it distributes depends on governmental and private insurer reimbursement policies. Consequently, those policies have an impact on the level of its sales. Continuing governmental and private third-party payor cost-
cutting efforts have led and may continue to lead to significant reductions in the reimbursement levels. Furthermore, governmental reimbursement programs, such as the Medicare and Medicaid programs, are subject to substantial regulation by Federal and state governments, which are continually reviewing and revising the programs and their regulations. There can be no assurance that changes to governmental reimbursement programs will not have a material adverse effect on Legend.

The Federal Food, Drug and Cosmetic Act and regulations issued or proposed thereunder provide for regulation by the Food and Drug Administration ("FDA")
of the marketing, manufacturing, labeling, packaging and distribution of medical devices and drugs, including the products Legend plans to distribute.
The majority of Legend's planned products constitute Class II products under
FDA regulations, which must be appropriately labeled and packaged by the manufacturers. As a distributor of such products, Legend is subject to unscheduled FDA inspections of its facilities from time to time to determine compliance with FDA regulations.

Legend may also be subject to the Safe Medical Devices Act of 1990, which imposes certain reporting requirements on distributors in the event of an incident involving serious illness, injury or death caused by a medical device.

Employees

As of the date of this filing, Legend has one part-time employee. From time to time, Legend will employ additional personnel to support its development, technical, marketing, sales, support and administrative organizations.
Competition for qualified personnel in the industry in which it competes is intense. Legend's future success will depend in part on its continued ability to attract, hire or acquire, train and retain qualified employees.

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

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

No public trading market presently exists or has ever existed for the
Company's common stock and the Company does not have a trading symbol. The
Company intends to solicit the interest of a securities broker dealer to submit an application on Form 211 to the NASD OTC Bulletin Board for authorization to enter quotations for the common stock in that quotation system. The Company makes no assurances, however, that the NASD will approve the application or if approved, that the Company's common stock will trade at a price indicative of what it believes its value to be.

Stockholders

The Company has approximately 45 holders of record of its common stock.

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

Transfer Agent and Registrar

The transfer agent and registrar for the Company's common stock is Holladay
Stock Transfer, Inc., Scottsdale, Arizona.

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

4. The broker or dealer who has effected sales of penny stock to a customer, unless exempted by the rules, is required to send to the customer a written statement containing the identity and number of shares or units of each such security and the estimated market value of the security. The imposition of these reporting and disclosure requirements on a broker or dealer makes it unlawful for the broker or dealer to effect transactions in penny stocks on behalf of customers. Brokers or dealers may be discouraged from dealing in penny stocks, due to the additional time, responsibility involved, and, as a result, this may have a deleterious effect on the market for the company's stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

Plan of Operation

During the next twelve months, the Company intends to devote all of its time to locating and negotiating for the acquisition of independent contract sales and distribution organizations engaged in the sale of specialty medical products generally costing less than $10,000. The Company's typical acquisition target has one or two principals, four to six sales persons, two to three persons performing administrative functions and generates annual sales commissions of
$1 million to $2.5 million. These target acquisitions represent manufacturers of specialty medical products, which have no internal sales organizations.

The Company will need approximately $200,000 in cash to fund the necessary due diligence expenses related to its acquisition plan, including the cost of accountants performing audits of the financial statements of its targets. The
Company plans to satisfy its cash requirements by additional equity financing or loans. This will be in the form of private placements of restricted common stock or debentures. There can be no assurance that the Company will be successful in raising additional financing, and, thus, be able to satisfy its cash requirements. The Company will not be able to operate if it does not obtain financing. The Company has no current material commitments. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock. There can be no assurance that the Company will be successful in raising the capital it requires.

The Company presently has $3,015 in cash with which to satisfy any future cash requirements. The Company intends to use its securities as the principal medium of payment for all acquisitions. However, to the extent certain cash payments are required; the Company will attempt to minimize those payments in view of the Company's lack of cash.

Because of the nature of the businesses the Company intends to acquire, the
Company does not anticipate any product research and development costs, and it does not intend to conduct any research and product development during the next twelve months. Because the targeted companies are engaged in the sale and distribution of specialty medical products manufactured by others, the Company does not have any plans to purchase a plant or significant equipment during the next twelve months. It is anticipated that the employees of the companies the
Company acquires will become either its employees or employees of its wholly owned subsidiaries.

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

ITEM 7. FINANCIAL STATEMENTS.

                         INDEPENDENT AUDITOR'S REPORT

Shareholders and Board of Directors
Legend International Holdings, Inc.
2000 Hamilton St., #520
Philadelphia, PA 19130-3883

I have audited the accompanying balance sheet of Legend International Holdings,
Inc.(a development stage company) as of December 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the period
January 5, 2001 (inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Legend International Holdings,
Inc.(a development stage company) as of December 31, 2002, and the results of its operations, and its cash flows for the period January 5, 2001 (inception)
through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company was recently formed, has incurred losses since its inception and has not been successful in establishing profitable operations.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also discussed in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stan J.H. Lee, CPA /s/
----------------------------------
April 7, 2003
Fort Lee, NJ

                   LEGEND INTERNATIONAL HOLDINGS, INC.,
                    FORMERLY SUNDEW INTERNATIONAL, INC.
                      (A Development Stage Company)
                              BALANCE SHEET
                            December 31, 2002

                                 ASSETS

Current assets:
  Cash in bank                                               $       3,015
                                                             -------------
        Total current assets                                 $       3,015

                                                             -------------
        Total assets                                         $       3,015
                                                             =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Due to stockholder                                         $       1,571
                                                             -------------
        Total current liabilities                                    1,571
                                                             -------------

Stockholders' equity:

  Preferred stock, $.001 par value,
     20,000,000 shares authorized,
     none issued and outstanding                                        --
  Common stock, $.001 par value,
     100,000,000 shares authorized,
     7,349,000 shares issued
     and outstanding                                                 7,349
  Paid-in capital                                                  235,101
  Deficit accumulated during the
     development stage                                            (241,006)
                                                             -------------
        Total stockholders' equity                                   1,444
                                                             -------------
        Total liabilities and stockholders' equity           $       3,015
                                                             =============

  The accompanying notes are an integral part of these financial statements.

                   LEGEND INTERNATIONAL HOLDINGS, INC.,
                    FORMERLY SUNDEW INTERNATIONAL, INC.
                      (A Development Stage Company)
                         STATEMENTS OF OPERATIONS

                                                                                   Cumulative
                                                                From Inception   From Inception
                                                 For the Year    on January 5     on January 5
                                                    Ended        2001 through     2001 through
                                                 December 31,    December 31,     December 31,
                                                     2002            2001             2002
                                                 ------------    ------------     ------------
Revenue:
   Sales                                         $      3,237    $      1,638     $      4,875
   Less: returns and allowances                            --              --               --
                                                 ------------    ------------     ------------
                                                        3,237           1,638            4,875

   Cost of sales                                          689             356            1,045
                                                 ------------    ------------     ------------
        Gross profit                                    2,548           1,282            3,830

   Interest income                                         20              31               51
                                                 ------------    ------------     ------------
                                                        2,568           1,313            3,881

Expenses:
   Stock based compensation, consulting
    and organization expenses                         125,000          98,750          223,750
   General and administrative expenses                 17,722           3,415           21,137
                                                 ------------    ------------     ------------
        Total expenses                                142,722         102,165          244,887

Net (loss)                                       $   (140,154)   $   (100,852)    $   (241,006)
                                                 ============    ============     ============

Per share information: Basic and fully diluted

   Weighted average number of common shares
    outstanding                                     6,507,333       2,102,750        4,305,042
                                                 ============    ============     ============

Net (loss) per common share                      $     (0.022)   $     (0.048)    $     (0.056)
                                                 ============    ============     ============

  The accompanying notes are an integral part of these financial statements.

                   LEGEND INTERNATIONAL HOLDINGS, INC.,
                    FORMERLY SUNDEW INTERNATIONAL, INC.
                      (A Development Stage Company)
                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                         Deficit
                                                                                       Accumulated
                                  Preferred Stock        Common Stock                   During the
                               --------------------- ---------------------  Paid-in     Development
                                  Shares     Amount     Shares    Amount    Capital       Stage         Total
                               ----------- --------- ----------- --------- ----------  -----------   -----------
Shares issued to founder
  for organization cost and
  services at $0.05 per share
  at inception (January 5,
  2001)                                --        --   1,910,000     1,910     93,590            --        95,500

Issuance of shares at $0.05
  per share for services
  rendered                             --        --      65,000        65      3,185            --         3,250

Issuance of shares at $.05
  per share for cash                   --        --     274,000       274     13,426            --        13,700

Net loss for the period ended
  December 31, 2001                                                                       (100,852)     (100,852)
                               ----------- --------- ----------- --------- ----------  -----------   -----------
Balance, December 31, 2001             --        --   2,249,000     2,249    110,201      (100,852)       11,598
                               ----------- --------- ----------- --------- ----------  -----------   -----------
Issuance of shares at $.05
  per share for cash, Feb 6, 2002      --        --     100,000       100      4,900            --         5,000

Issuance of shares for
  officer's compensation,
  March 29, 2002                       --        --   5,000,000     5,000    120,000            --       125,000

Net loss for the period ended
  December 31, 2002                    --        --          --        --         --      (140,154)     (140,154)
                               ----------- --------- ----------- --------- ----------  -----------   -----------
Balance, December 31, 2002             --        --   7,349,000     7,349    235,101      (241,006)        1,444
                               =========== ========= =========== ========= ==========  ===========   ===========

  The accompanying notes are an integral part of these financial statements.

                   LEGEND INTERNATIONAL HOLDINGS, INC.,
                    FORMERLY SUNDEW INTERNATIONAL, INC.
                      (A Development Stage Company)
                         STATEMENTS OF CASH FLOWS

                                                                                     Cumulative
                                                                  From Inception   From Inception
                                                   For the Year    on January 5     on January 5
                                                      Ended        2001 through     2001 through
                                                   December 31,    December 31,     December 31,
                                                       2002            2001             2002
                                                   ------------    ------------     ------------

Cash flows provided by operating activities:
  Net loss                                         $   (140,154)   $   (100,852)    $   (241,006)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
    Stock based compensation, consulting and
     organization expenses                              125,000          98,750          223,750
    Changes in assets and liabilities:
     Accounts payable                                      (351)            351               --
     Deferred offering costs                              5,923          (5,923)              --
     Inventory                                              689            (689)              --
                                                   ------------    ------------     ------------
Net cash provided (used) by operating activities         (8,893)         (8,363)         (17,256)
                                                   ------------    ------------     ------------
Cash flows provided by investing activities                  --              --               --
                                                   ------------    ------------     ------------
Net cash provided by investing activities                    --              --               --
                                                   ------------    ------------     ------------
Cash flows provided by financing activities:
  Proceeds from issuance of common stock                  5,000          13,700           18,700
  Advances from stockholder                               1,571              --            1,571
                                                   ------------    ------------     ------------
Net cash provided by financing activities                 6,571          13,700           20,271
                                                   ------------    ------------     ------------
Net increase in cash                                     (2,322)          5,337           (3,015)

Cash at beginning of period                               5,337              --               --
                                                   ------------    ------------     ------------
Cash at end of period                              $      3,015    $      5,337     $      3,015
                                                   ============    ============     ============

Supplemental disclosures of cash flow information:

  Cash paid during the period for:
   Interest                                        $         --    $         --     $         --
   Income taxes                                    $         --    $         --     $         --

  The accompanying notes are an integral part of these financial statements.

                     LEGEND INTERNATIONAL HOLDINGS, INC.,
                      FORMERLY SUNDEW INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO AUDITED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the
Company as a going concern. The Company has generated losses since its inception on January 5, 2001, aggregating $241,006 through December 31, 2002.
The Company has been reliant on funding from stockholders.

Accordingly, the Company's ability to continue as a going concern is dependent upon its ability to secure an adequate amount of capital to finance its planned principal operations and/or implement its business plan. The Company plans to raise additional funds through equity and/or debt financing. However there is no assurance that it will be successful in its efforts to raise capital. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. Its financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should it be unable to continue as a going concern.

ORGANIZATION

Legend International Holdings, Inc., formerly Sundew International, Inc. ("the
Company"), was incorporated under the laws of the State of Delaware on January
5, 2001. The Corporation is organized to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of the State of Delaware including, without limitation, to provide sales of compatible inkjet printer cartridges and refill kits on the Internet.

Development Stage Company

The Company has been in the development stage since its formation on January 5,
2001. Planned principal operations have only recently commenced since then, but the Company has not generated any significant revenue.

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
Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. Common stock equivalents were not considered during the periods presented, as their effect would be anti dilutive.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and accrued expenses, and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature, their carrying amounts approximate fair values, or they are receivable or payable on demand.

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

Deferred Offering Costs

The Company defers costs associated with the raising of capital until such time as the offering is completed, at which time the costs are charged against the capital raised.  Should the offering be terminated, the costs are charged to operations during the period when the offering is terminated

NOTE 2. RELATED PARTY TRANSACTIONS

The Company issued unregistered common stock to its President, in exchange for services as President, Secretary and Treasurer, and to non management consultants in exchange for their services which was based on the Company's expected initial offering price of $0.05 per share, has been reflected as organization costs, consulting services and web site development cost in the accompanying statements of operations. These shares were issued under Section
4(2) of the Securities Act of 1933, as amended, and are subject to the resale provisions of Rule 144 and may not be sold or transferred without registration except in accordance with Rule 144. Certificates representing the securities bear such a legend.

In January 2001, 1,910,000 common shares were issued to the Company's founder for organization cost valued at $95,750, and 60,000 common shares were issued to a related party in exchange for consulting fee valued at $3,000.

In March 2002, 5,000,000 common shares were issued to the Company's founder in exchange for present and future services valued at $125,000.

As of December 31, 2002, the Company owed the sole officer and director an outstanding balance of $1,571 for expenses incurred on its behalf.

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

Note 4. SHAREHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at
$.001 par value, with such designation voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of
December 31, 2002, no preferred stock has been issued.

Common Stock and Contributed Capital

The Company is authorized to issue 100,000,000 shares of common stock at $.001 par value. As of December 31, 2002, 7,349,000 shares are issued and outstanding.

Note 5.  COMMON STOCK OFFERING

In April 2002, the Company closed its offering under its registration statement filed with the United States Securities and Exchange Commission to sell up to
2,000,000 shares of its common stock at $0.05 per share, which became effective on April 11, 2001. The Company sold 374,000 shares of its common stock under the offering.

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

Name               Age           Positions and Offices Held
--------------     ---           -------------------------------------------
Michael C. Tay     65            President, Secretary-Treasurer and Director

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

INDEMNIFICATION OF OFFICERS OR PERSONS CONTROLLING THE COMPANY FOR LIABILITIES
ARISING UNDER THE SECURITIES ACT OF 1933, IS HELD TO BE AGAINST PUBLIC POLICY
BY THE SECURITIES AND EXCHANGE COMMISSION AND IS THEREFORE UNENFORCEABLE.

ITEM 10. EXECUTIVE COMPENSATION.

The Company has made no provisions for cash compensation to its sole executive officer and director, Michael C. Tay. Mr. Tay received 1,910,000 common shares or restricted stock as a retainer for future services and in exchange for the development of the Company's business plan at inception, and 5,000,000 restricted common shares for services rendered during year 2002. These
6,910,000 restricted common shares were issued under Section 4(2) of the
Securities Act of 1933, as amended, and are subject to the resale provisions of
Rule 144 and may not be sold or transferred without registration except in accordance with Rule 144. Certificates representing the securities bear such a legend. No salaries are being paid at the present time, and will not be paid unless and until there is available cash flow from operations to pay salaries.
There were no grants of options or SAR grants given to Mr. Tay during the period ended December 31, 2002. The following table shows the cash and non-cash compensation paid to Mr. Tay.

                         Annual Compensation          Long Term Compensation
                         -------------------          ----------------------
                                                        Restricted         LTIP
Name and Position        Year     Salary Bonus Other    Stock Awards  SAR payout Other
----------------------   ----     ------ ----- -----    ------------  --- ------ -----
Michael C. Tay, C.E.O.   2002      -0-    -0-   -0-      5,000,000     0     0     0
Director                 2001      -0-    -0-   -0-      1,910,000     0     0     0

Employee, Consultant and Advisor Stock Compensation Plan

On May 2002, the Company adopted a 2002 Employee, Consultant and Advisor Stock
Compensation Plan (the "Plan"). The purpose of the Plan is to advance the interests of the Company and its stockholders by permitting the Company to discharge, through the issuance of shares of stock, certain liabilities for compensation due to employees, consultants, and advisors for services rendered.

The Company filed a registration statement on Form S-8 with the Securities and
Exchange Commission to register the 1,000,000 shares of its $0.001 par value common stock underlying its 2002 Employee, Consultant and Advisor Stock
Compensation Plan. The registration statement became effective May 14, 2002. As of the date of this report, no shares pursuant to this registration statement are issued and outstanding.

Employment Agreements

The Company has not entered into any employment agreements with any of its employees, and employment arrangements are all subject to the discretion of its sole executive officer and director, Mr. Tay.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock with respect to each of our named director and executive officer, each person known to us to be the beneficial owner of more than five percent (5%) of said securities, and all of our director and executive officer as a group:

Name and Address         Title of    Amount of Beneficial     Percentage
of Beneficial Owner       Class           Ownership           of Class (1)
-------------------      --------    --------------------    -------------
Michael C. Tay (2)
2000 Hamilton St. #520
Philadelphia, PA 19130    Common          7,070,000              96.2%

All Executive Officers
and Directors as a
Group (1 Person)          Common          7,070,000              96.2%

-------------------

(1) Based on current outstanding common shares of 7,349,000.

(2) The beneficial ownership includes all shares owned by Michael C. Tay, as well as all shares a member of his direct family or affiliates thereof.
    Mr. Tay's shares include 6,910,000 shares held in his own name, 60,000 shares held by his son, and 100,000 shares owned by a company controlled by him.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Since the Company's inception, the following transactions were entered into with the Company's sole officer and director and a member of his immediate family.

The Company's sole officer and director and an affiliate acquired their shares with the intent to hold the shares for investment purpose and not with a view to further resale or distribution, except as permitted under exemptions from registration requirements under applicable securities laws. That means that they may not sell such securities unless they are either registered with the
SEC and comparable agencies in the states or other jurisdictions where the purchasers reside, or are exempted from registration. The most widely used exemption from registration requirements is provided by SEC Rule 144, which requires a one year holding period prior to resale, and limits the quantities of securities that can be sold during any 90 day periods.

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

In connection with the Company's organization, on January 5, 2001, Michael C.
Tay, the Company's president, was issued 1,910,000 shares of the Company's restricted common stock in exchange for services, the business plan of the
Company, and its web site and domain name and 5,000,000 restricted shares for services rendered during year 2002.

It is contemplated that the Company may enter into certain transactions with its sole officer and director, Michael C. Tay, or affiliates which may involve conflicts of interest in that they will not be arms' length transactions. These transactions include the following:

The Company issued 60,000 shares of its restricted common stock on January 24,
2001 to the son of the Company's president, Michael C. Tay, in exchange for corporate and securities consulting services.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

The following exhibits are filed as part of this report (exhibits marked with an asterisk have been previously filed with the Commission as indicated and are incorporated herein by this reference):

Exhibit No.                            Description
-----------   ---------------------------------------------------------------
   1.1        Subscription Agreement (1)
   3.1        Certificate of Incorporation (1)
   3.2        Amended Certificate of Incorporation (2)
   3.3        Bylaws (1)
   3.4        Specimen Stock Certificate (1)
  10.1        2002 Employee, Consultant & Advisor Stock Compensation Plan (3)
  10.2        Form on Stock Payment Agreement (3)
  21.1        Subsidiaries of the Registrant (4)
  23.1        Consent of Stan J.H. Lee, CPA (1)(3)
  99.1        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
              (Chief Executive Officer and Chief Financial Officer) (4)

-----------
(1) Incorporated herein by reference to the Company's Registration Statement on Form SB-2, filed on February 2, 2001, File No. 333-55116, and the amendments thereto.
(2) Incorporated herein by reference to the Company's current report on Form
    8-K, filed on March 21, 2003.
(3) Incorporated herein by reference to the Company's Registration Statement on Form S-8, filed on May 14, 2002, File No. 333-88184.
(4) Filed herewith.

(b) Reports on Form 8-K

None

ITEM 14. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

The Registrant maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Registrant files or submits under the Exchange Act recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon an evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial officer of the Registrant concluded that the Registrant's disclosure controls and procedures were adequate.

(b) Changes in Internal Controls

The Registrant made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officer.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LEGEND INTERNATIONAL HOLDINGS, INC.
                                        (Registrant)

                                        By: /s/ Michael C. Tay
                                        --------------------------------------
                                        Michael C. Tay
                                        President and Principal Financial
                                        Officer

                                        Date: April 7, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Michael C. Tay
--------------------------------------
Michael C. Tay
President, Secretary, Treasurer, Principal
Financial Officer and Director

Date: April 7, 2003

EXHIBIT 99.1

                                CERTIFICATIONS

I, Michael C. Tay, the Registrant's Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Legend International
Holdings, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the
"Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 7, 2003

/s/ Michael C. Tay
--------------------------------------
Chief Executive Officer

I, Michael C. Tay, the Registrant's Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Legend International
Holdings, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the
"Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 7, 2003

/s/ Michael C. Tay
--------------------------------------
Chief Financial Officer

EXHIBIT 21.1

                      LIST OF SUBSIDIARIES OF THE COMPANY

    Name of Subsidiary                          Percent of Ownership
    ------------------                          --------------------
    Legend Consolidated Group, Inc.,                    100%
    a Delaware corporation