Form 10QSB
period 2003-03-31
LEGEND INTERNATIONAL HOLDINGS INC
filed 2003-04-16
CIK 1132143

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB
(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.
                 For the quarterly period ended March 31, 2003

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.
           For the transition period from ___________ to ___________

                       Commission file number 000-32551

                      Legend International Holdings, Inc.
            (Exact name of registrant as specified in its charter)

          Delaware                                       23-3067904
(State or other Jurisdiction                  (IRS Employer Identification No.)
     of Incorporation)

             2000 Hamilton Street, #520, Philadelphia, PA 19130-3883
           (Address of Principal executive Offices including Zip Code)

                                  215.893.3662
             (Registrant's telephone number, including area code)

Indicate  by  check  mark  whether  the  registrant  (1) has  filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange  Act  of
1934  during  the  preceding  12 months  (or  for  a  shorter  period  that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

As  of  March  31, 2003, there were 7,974,000 shares of Common Stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format:  Yes [ ] No [X]

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The  Financial  Statements of the Registrant required to be filed with this 10-
QSB Quarterly Report  were prepared by management and commence on the following page, together with related Notes.  In the opinion of management, the Financial
Statements fairly present the financial condition of the Registrant.

                  LEGEND INTERNATIONAL HOLDINGS, INC.,
                   FORMERLY SUNDEW INTERNATIONAL, INC.
                     (A Development Stage Company)
                            BALANCE SHEETS

                                ASSETS

                                                   March 31,
                                                     2003          December
                                                  (Unaudited)      31, 2002
                                                 -------------   -------------
Current assets:
  Cash in bank                                   $       2,969   $       3,015
                                                 -------------   -------------
        Total current assets                             2,969           3,015

                                                 -------------   -------------
Total assets                                     $       2,969           3,015
                                                 =============   =============

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Due to stockholder                             $       3,045   $       1,571
                                                 -------------   -------------
        Total current liabilities                        3,045           1,571
                                                 -------------   -------------

Stockholders' equity (deficit):
  Preferred stock, $.001 par value,
     20,000,000 shares authorized,
     none issued and outstanding                            --              --
  Common stock, $.001 par value,
     100,000,000 shares authorized,
     7,974,000 and 7,349,000 shares
     issued and outstanding in 2003
     and 2002, respectively                              7,974           7,349
  Paid-in capital                                      265,726         235,101
  Deficit accumulated during the
     development stage                                (273,776)       (241,006)
                                                 -------------   -------------
        Total stockholders' equity                         (76)          1,444
                                                 -------------   -------------
Total liabilities and stockholders' equity       $       2,969   $       3,015
                                                 =============   =============

            See Accompanying Notes to Financial Statements

                  LEGEND INTERNATIONAL HOLDINGS, INC.,
                   FORMERLY SUNDEW INTERNATIONAL, INC.
                     (A Development Stage Company)
                       STATEMENTS OF OPERATIONS
                             (Unaudited)

                                                                               From
                                               Three           Three       Inception on
                                              Months          Months         January 5,
                                               Ended           Ended       2001 Through
                                             March 31,       March 31,       March 31,
                                                2003            2002           2003
                                           -------------   -------------   -------------
Revenue:
   Sales                                   $          --   $       3,237   $       4,875
   Less: returns and allowances                       --              --              --
                                           -------------   -------------   -------------
                                                      --           3,237           4,875
   Cost of sales                                      --             689           1,045
                                           -------------   -------------   -------------
        Gross profit                                  --           2,548           3,830
   Interest income                                     4               7              54
                                           -------------   -------------   -------------
                                                       4           2,555           3,884

Expenses:
   Stock based compensation, consulting
    and organization expenses                     31,250          31,250         255,000
   General and administrative expenses             1,525           5,159          22,660
                                           -------------   -------------   -------------
        Total expenses                            32,775          36,409         277,660

Net (loss)                                 $     (32,771)  $     (33,854)  $    (273,776)
                                           =============   =============   =============

            See Accompanying Notes to Financial Statements

                  LEGEND INTERNATIONAL HOLDINGS, INC.,
                   FORMERLY SUNDEW INTERNATIONAL, INC.
                     (A Development Stage Company)
                       STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                                                          From
                                                          Three           Three       Inception on
                                                         Months          Months         January 5,
                                                          Ended           Ended       2001 Through
                                                        March 31,       March 31,       March 31,
                                                           2003            2002           2003
                                                      -------------   -------------   -------------
Cash flows provided by operating activities:
  Net loss                                            $     (32,771)  $     (33,854)  $    (273,776)
  Adjustments to reconcile net (loss) to
    net cash (used in) operating activities:
      Issuance of stock for services rendered                31,250         125,000         255,000
      Increased in deferred offering costs                       --          (2,505)             --
      Increase in deferred officer's compensation                --        (125,000)             --
      Amortization of deferred officer's compensation            --          31,250              --
      Decrease in accounts payable                               --            (351)             --
      Decrease in inventory                                      --             689              --
                                                      -------------   -------------   -------------
Net cash provided (used) by operating activities             (1,521)         (4,771)        (18,776)
                                                      -------------   -------------   -------------
Cash flows provided by investing activities                      --              --              --
                                                      -------------   -------------   -------------
Net cash provided by investing activities                        --              --              --
                                                      -------------   -------------   -------------
Cash flows provided by financing activities:
   Proceeds from issuance of common stock                        --           5,000          18,700
   Advances from stockholder                                  1,474              --           3,045
                                                      -------------   -------------   -------------
Net cash provided by financing activities                     1,474           5,000          21,745
                                                      -------------   -------------   -------------
Net increase in cash                                            (47)            229           2,969

Cash at beginning of period                                   3,016           5,337              --
                                                      -------------   -------------   -------------
Cash at end of period                                 $       2,969   $       5,566   $       2,969
                                                      =============   =============   =============

Supplemental disclosures of cash flow information:

  Cash paid during the period for:
   Interest                                           $          --   $          --   $          --
   Income taxes                                       $          --   $          --   $          --

            See Accompanying Notes to Financial Statements

                     LEGEND INTERNATIONAL HOLDINGS, INC.,
                      FORMERLY SUNDEW INTERNATIONAL, INC.
                         (A Development Stage Company)
                   NOTES TO THE INTERIM FINANCIAL STATEMENTS

NOTE 1- BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Legend International
Holdings,  Inc.  (F.K.A.  Sundew  International,  Inc.)  have  been prepared in accordance with generally accepted accounting principles and the  rule  of  the
Securities  and  Exchange Commission ("SEC"), and should be read in conjunction with the audited financial  statements.  In  the  opinion  of  management,  all adjustments,  consisting  of normal recurring adjustments, necessary for a fair presentation of financial position  and  the  results of operations for interim are not necessarily indicative of the results to be expected for the full year.

ITEM  2.  MANAGEMENT'S DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
RESULTS OF OPERATIONS

The financial  information set forth in the following discussion should be read in conjunction with, and qualified in its entirety by, the Financial Statements included in this report.

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

As of March 31, 2003, the Company has $2,969  in cash with which to satisfy any future cash requirements. The Company will need  approximately $200,000 in cash to fund the necessary due diligence expenses related  to  its acquisition plan, including the cost of accountants performing audits of the financial statements of  its  targets.  The  Company  plans  to  satisfy  its  cash requirements  by additional  equity  financing  or  loans. This will be in the form  of  private placements of restricted common stock  or  debentures.  The  Company may not be able  to operate if it does not obtain the additional capital or  financing  it requires.  There  can  be  no  assurance that the Company will be successful in raising such capital or financing  and  thus,  be  able  to  satisfy  its  cash requirements.  In  addition,  the  Company intends to use its securities as the principal  medium  of payment for all  acquisitions.  However,  to  the  extent certain cash payments  are required; the Company will attempt to minimize those payments in view of the Company's lack of cash.

Because of the nature of  the  businesses  the  Company intends to acquire, the
Company does not anticipate any product research  and development costs, and it does not intend to conduct any research and product development during the next twelve  months.  Because the targeted companies are engaged  in  the  sale  and distribution of specialty  medical products manufactured by others, the Company does not have any plans to purchase  plant or significant equipments during the next twelve months. It is anticipated  that  the employees of the companies the
Company acquires will become either its employees  or  employees  of its wholly owned subsidiaries.

The  Company  is  still considered to be a development stage company,  with  no significant revenue,  and  is  dependent  upon  the  raising of capital through placement  of  its  common  stock or debentures. In the event  the  Company  is unsuccessful in raising such capital, it may never commence active operations.

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

ITEM 3.  CONTROLS AND PROCEDURES.

The  Company  maintains a system of controls and procedures designed to provide reasonable assurance  as  to  the  reliability  of the financial statements and other disclosures included in this report, as well  as to safeguard assets from unauthorized use or disposition.  Within 90 days prior  to  the  filing of this report,  the Company's Chief Executive Officer and principal financial  officer have evaluated  the  effectiveness of the design and operation of the Company's disclosure controls and  procedures  with  the  assistance and participation of other members of management.  Based upon that evaluation,  the  Company's Chief
Executive Officer and principal financial officer concluded that  the Company's disclosure  controls and procedures are effective for gathering, analyzing  and disclosing the  information  the Company is required to disclose in the reports it files under the Securities  Exchange  Act  of  1934  within the time periods specified in the SEC's rules and forms.  There have been no significant changes
in   the   Company's  internal  controls  or  in  other  factors  which   could
significantly  affect  internal  controls  subsequent  to  the date the Company carried out its evaluation.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no  legal  proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2.  CHANGES IN SECURITIES

There have been no changes or modifications in the Company's securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There has been no default upon senior securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The  Company's  Board  of  Directors and a majority shareholder of the Company, upon written consent, approved a proposal to amend the Company's Certificate of
Incorporation, such that the  corporate  name  of  the Company was changed from
"Sundew  International,  Inc." to "Legend International  Holdings,  Inc."  This
recommendation was made in  light  of the current business plan of the Company.
The Company expects to act as a holding company to acquire controlling or other interests  in  one  or  more  companies  engaged  in  the  contract  sales  and distribution of specialty medical products.  The  corporate  name change became effective upon the filing of the Amended Certificate of Incorporation  with the
Delaware Secretary of State, on March 13, 2003.

ITEM 5.  OTHER INFORMATION

Subsequent Event.

On  April  10,  2003,  the Company authorized the issuance of debentures in the
total  aggregate  amount  of   $1,000,000.   These  debentures  are  8%  senior
subordinated  convertible debentures  due  March 31, 2004,  and are convertible into restricted common stock of the Company  at  $0.10  per share.  As of April
16, 2003, the Company had received $50,000 in the sale of these debentures.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

     EXHIBIT NO.      DESCRIPTION
     -----------      ---------------------------------------------------------
     4.1              Form of 8% Senior Subordinated Convertible Debenture due
                      March 31, 2004

     99.1             Certification by Management

(b) Reports on 8-K:

During  the  first quarter of 2003, on March 21, 2003, the Company filed a Form
8-K, related to  the  filing  of  an  Amendment to the Company's Certificate of
Incorporation  wherein the corporate name  of  the  Company  was  changed  from
"Sundew International, Inc." to "Legend International Holdings, Inc."

                                  SIGNATURES

In  accordance with the requirements of the Exchange Act, the registrant caused this  report  to  be  signed  on  its behalf by the undersigned, thereunto duly authorized.

                                            LEGEND INTERNATIONAL HOLDINGS, INC.
                                            (Registrant)

                                            By: /s/ Michael C. Tay
                                            -------------------------------
                                            Michael C. Tay
                                            President, Chief Executive
                                            Officer, Secretary, Treasurer
                                            and Director
                                            (principal financial officer,
                                            principal accounting officer,
                                            director)

Date: April 16, 2003

                                 CERTIFICATION

I, Michael C. Tay, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Legend International
Holdings, Inc.;

2. Based  on  my  knowledge,  this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of  the circumstances under which such statements were made, not misleading with respect  to the period covered by this quarterly report;

3.  Based  on  my  knowledge,  the financial statements,  and  other  financial information included in this quarterly  report,  fairly present in all material respects the financial condition, results of operations  and  cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The  registrant's  other  certifying  officers  and  I are responsible  for establishing and maintaining disclosure controls and procedures  (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed  such  disclosure controls and procedures to ensure that  material
information  relating   to   the   registrant,   including   its   consolidated
subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated  the  effectiveness  of the registrant's disclosure controls  and procedures  as of a date within 90 days  prior  to  the  filing  date  of  this quarterly report (the "Evaluation Date"); and

c) presented  in  this quarterly report our conclusions about the effectiveness of the disclosure controls  and  procedures  based  on our evaluation as of the
Evaluation Date;

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
and

6. The registrant's  other  certifying  officers  and  I have indicated in this quarterly  report  whether  or not there were significant changes  in  internal controls or in other factors  that could significantly affect internal controls subsequent to the date of our most  recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 16, 2003                    /s/ Michael C. Tay
                                        ---------------------------------------
                                        Michael C. Tay
                                        Chief Executive Officer, President and
                                        Principal Financial Officer