Form 10QSB
period 2003-06-30
LEGEND INTERNATIONAL HOLDINGS INC
filed 2003-07-24
CIK 1132143

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                        Commission File Number 0-32551

                      LEGEND INTERNATIONAL HOLDINGS, INC.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

             DELAWARE                                  23-3067904
  -------------------------------           ---------------------------------
  (State or other jurisdiction of           (IRS Employer Identification No.)
   incorporation or organization)

        2000 Hamilton Street, #520, Philadelphia, Pennsylvania 19130
      -----------------------------------------------------------------
                  (Address of principal executive offices)

                               (215) 893-3662
      -----------------------------------------------------------------
                         (Issuer's telephone number)

                                     N/A
          --------------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 24, 2003 there were outstanding 7,974,000 shares of common stock, par value $0.001, and no shares of preferred stock.

Transitional Small Business Disclosure Format:  Yes [ ] No [X]

                        LEGEND INTERNATIONAL HOLDINGS, INC.

                                      INDEX
                                                                          Page

Part I   Financial Information                                              3

Item 1.  Financial Statements                                               3

         Balance Sheets as of June 30, 2003 (unaudited) and
           December 31, 2002                                                3

         Statements of Operations for the three and six month
           periods ended June 30, 2003 and 2002 and for the
           period from inception through June 30, 2003 (unaudited)          4

         Statements of Cash Flows for the six month periods ended
           June 30, 2003 and 2002 and for the period from inception
           through June 30, 2003 (unaudited)                                5

         Notes to financial statements                                      6


Item 2.  Management's Discussion and Analysis or Plan of Operation          6
Item 3.  Controls & Procedures                                              7


Part II  Other Information                                                  8

Item 1.  Legal Proceedings                                                  8
Item 2.  Changes in Securities                                              8
Item 3.  Defaults Upon Senior Securities                                    8
Item 4.  Submission of Matters to a Vote of Security Holders                8
Item 5.  Other Information                                                  8
Item 6.  Exhibits and Reports on Form 8-K                                   8

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.


                     LEGEND INTERNATIONAL HOLDINGS, INC.
                        (A Development Stage Company)
                               BALANCE SHEETS

                                   ASSETS

                                                   June 30,
                                                     2003          December
                                                  (Unaudited)      31, 2002
                                                 -------------   -------------
Current assets:
  Cash in bank                                   $     102,278   $       3,015
                                                 -------------   -------------
        Total current assets                           102,278           3,015

Other assets:
  Investment securities                                317,673              --
                                                 -------------   -------------
        Total other assets                             317,673              --

                                                 -------------   -------------
TOTAL ASSETS                                     $     419,951   $       3,015
                                                 =============   =============


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Due to stockholder                             $       3,890   $       1,571
  Convertible debentures payable                       100,000              --
                                                 -------------   -------------
        Total current liabilities                      103,890           1,571
                                                 -------------   -------------

Stockholders' equity (deficit):
  Preferred stock, $.001 par value,
    20,000,000 shares authorized,
    none issued and outstanding                             --              --
  Common stock, $.001 par value,
    100,000,000 shares authorized,
    7,974,000 and 7,349,000 shares
    issued and outstanding in 2003
    and 2002, respectively                               7,974           7,349
  Additional paid-in capital                           583,399         235,101
  Deficit accumulated during the
    development stage                                 (275,312)       (241,006)
                                                 -------------   -------------
        Total stockholders' equity (deficit)           316,061           1,444
                                                 -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $     419,951   $       3,015
                                                 =============   =============

                See Accompanying Notes to Financial Statements

                      LEGEND INTERNATIONAL HOLDINGS, INC.
                        (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                  For the      For the      For the      For the      January 5,
                                                  3-Months     3-Months     6-Months     6-Months     2001
                                                  Ended        Ended        Ended        Ended        (Inception)
                                                  June 30,     June 30,     June 30,     June 30,     to June 30,
                                                  2003         2002         2003         2002         2003
                                                  -----------  -----------  -----------  -----------  -----------
Revenue:
   Sales                                          $        --  $        --  $        --  $     3,237  $     4,875
   Less: returns and allowances                            --           --           --           --           --
                                                  -----------  -----------  -----------  -----------  -----------
                                                           --           --           --        3,237        4,875
   Cost of sales                                           --           --           --          704        1,045
                                                  -----------  -----------  -----------  -----------  -----------
        Gross profit                                       --           --           --        2,533        3,830
   Interest income                                         49            6           53           12          103
                                                  -----------  -----------  -----------  -----------  -----------
                                                           49            6           53        2,545        3,933

Expenses:
   Stock based compensation, consulting and
    organization expenses                                  --       31,250       31,250       62,500      255,000

   General and administrative expenses                  1,585        2,423       11,537        7,566       24,245
                                                  -----------  -----------  -----------  -----------  -----------
        Total expenses                                  1,585       33,673       42,787       70,066      279,245

Net (loss)                                        $    (1,536) $   (33,667) $   (42,734) $   (67,521) $  (275,312)
                                                  ===========  ===========  ===========  ===========  ===========

Per share information: Basic and fully diluted

   Weighted average number of common shares
       outstanding                                  7,974,000    7,349,000    7,765,667    5,665,667
                                                  ===========  ===========  ===========  ===========

Net (loss) per common share                       $    (0.000) $    (0.005) $    (0.006) $    (0.012)
                                                  ===========  ===========  ===========  ===========


                See Accompanying Notes to Financial Statements

                     LEGEND INTERNATIONAL HOLDINGS, INC.
                        (A Development Stage Company)
                          STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                              For the      For the      January 5,
                                                              6-Months     6-Months     2001
                                                              Ended        Ended        (Inception)
                                                              June 30,     June 30,     to June 30,
                                                              2003         2002         2003
                                                              -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss)                                                  $   (42,734) $   (67,521) $  (275,312)
  Adjustments to reconcile net (loss) to
    net cash (used in) operating activities:
      Issuance of common stock for services rendered               31,250      125,000      255,000
      Deferred offering costs                                       8,428       (2,167)          --
      Deferred officer's compensation                                  --     (125,000)          --
      Amortization of deferred officer's compensation                  --       62,500           --
      Increase in accounts payable                                     --          432           --
                                                              -----------  -----------  -----------
                 Total adjustments                                 39,678       60,765      255,000
                                                              -----------  -----------  -----------
            Net cash provided (used) by operating activities       (3,056)      (6,756)     (20,312)
                                                              -----------  -----------  -----------
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:                           --           --           --
                                                              -----------  -----------  -----------
            Net cash provided by investing activities                  --           --           --
                                                              -----------  -----------  -----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:

   Proceeds from issuance of common stock                              --        5,000       18,700
   Proceeds from convertible debentures payable                   100,000           --      100,000
   Advances from stockholder                                        2,319           --        3,890
                                                              -----------  -----------  -----------
            Net cash provided by financing activities             102,319        5,000      122,590
                                                              -----------  -----------  -----------

NET INCREASE (DECREASE) IN CASH                                    99,263       (1,756)     102,278

CASH AT BEGINNING OF PERIOD                                         3,015        5,337           --
                                                              -----------  -----------  -----------
CASH AT END OF PERIOD                                         $   102,278  $     3,581  $   102,278
                                                              ===========  ===========  ===========

NONCASH FINANCING AND INVESTING ACTIVITIES:

   Common stock issued in exchange for services               $    31,250  $    62,500  $   255,000
                                                              ===========  ===========  ===========
   Investment securities contributed as additional
    paid-in capital                                           $   317,673  $        --  $   317,673
                                                              ===========  ===========  ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

  Cash paid during the period for:
   Interest                                                   $        --  $        --  $        --
   Income taxes                                               $        --  $        --  $        --


                See Accompanying Notes to Financial Statements

                      LEGEND INTERNATIONAL HOLDINGS, INC.
                         (A Development Stage Company)
                   NOTES TO THE INTERIM FINANCIAL STATEMENTS


NOTE 1- BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared by Legend International Holdings, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's report on Form 10-KSB for the year ended December 31, 2002.


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

As of June 30, 2003, the Company has $102,278 in cash with which to satisfy any future cash requirements. The Company will need approximately $200,000 in cash to fund the necessary due diligence expenses related to its acquisition plan, including the cost of accountants performing audits of the financial statements of its targets. The Company plans to satisfy its cash requirements by additional equity financing or loans. This will be in the form of private placements of restricted common stock or debentures. The Company may not be able to operate if it does not obtain the additional capital or financing it requires. There can be no assurance that the Company will be successful in raising such capital or financing and thus, be able to satisfy its cash requirements. In addition, the Company intends to use its securities as the principal medium of payment for all acquisitions. However, to the extent certain cash payments are required; the Company will attempt to minimize those payments in view of the Company's lack of cash.

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

In June 2003, a shareholder of the Company contributed investments in a U.S. corporate, publicly-traded company.

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

ITEM 3.  CONTROLS AND PROCEDURES

Under the supervision of our sole officer and director, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, our sole officer and director has concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our sole executive officer, as appropriate to allow timely decisions regarding required disclosure.


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2.  CHANGES IN SECURITIES

During the quarter ended June 30, 2003 the Company sold an aggregate of $100,000 of its 8% senior subordinated convertible debentures due March 31, 2004 to the Company's president and a member of his family. These debentures are convertible into the Company's Common Stock at $0.10 per share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There has been no default upon senior securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of the security holders during the quarterly period covered by this report.

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    Exhibit No.    Description of Exhibit
    -----------    ---------------------------
       99.1        Certification by Management

(b) Reports on Form 8-K:

On April 18, 2003, the Company filed a report on Form 8-K to report that it has received a new CUSIP number to reflect its name change, and on June 23, 2003, the Company filed a report on Form 8-K to report that the Company had received $100,000 from the sale of its 8% senior subordinated convertible debentures and its plans of having its common stock quoted on the over-the-counter bulletin board of the NASD.

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

Date: July 24, 2003

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


Date: July 24, 2003                     /s/ Michael C. Tay
                                        ---------------------------------------
                                        Michael C. Tay
                                        Chief Executive Officer, President and
                                        Principal Financial Officer