Form 10QSB
period 2003-09-30
LEGEND INTERNATIONAL HOLDINGS INC
filed 2003-11-07
CIK 1132143

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                 FORM 10-QSB

   (Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the Quarterly Period Ended September 30, 2003

   [ ]     Transition  report  under  Section 13 or 15(d) of the Exchange
           Act

           For the transition period from __________ to __________

                        Commission file number 0-32551

                      Legend International Holdings, Inc.
------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

               Delaware                                23-3067904
    -------------------------------         --------------------------------
    (State or Other Jurisdiction of                  (IRS Employer
     Incorporation or Organization)                identification No.)

                          2000 Hamilton Street, #520
                       Philadelphia, Pennsylvania 19130
                    ---------------------------------------
                   (Address of Principal Executive Offices)

                                (215) 893-3662
               ------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

                                      N/A
              --------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                         If changed since Last Report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2003 there were outstanding 9,474,000 shares of common stock, par value $0.001, and no shares of preferred stock.

Transitional Small Business Disclosure Format:  Yes [ ] No [X]

                        LEGEND INTERNATIONAL HOLDINGS, INC.

                                      INDEX

                                                                          Page
                                                                          ----
Part I   Financial Information                                              3
Item 1.  Financial Statements                                               3

         Balance Sheets as of September 30, 2003 (unaudited) and
           December 31, 2002                                                4

         Statements of Operations for the three and nine month
           periods ended September 30, 2003 and 2002 and for the
           period from inception through September 30, 2003
           (unaudited)                                                      5

         Statements of Cash Flows for the nine month periods ended
           September 30, 2003 and 2002 and for the period from
           inception through September 30, 2003 (unaudited)                 6

         Notes to financial statements                                      7


Item 2.  Management's Discussion and Analysis or Plan of Operation          8
Item 3.  Controls & Procedures                                             10


Part II  Other Information                                                 11

Item 1.  Legal Proceedings                                                 11
Item 2.  Changes in Securities                                             11
Item 3.  Defaults Upon Senior Securities                                   11
Item 4.  Submission of Matters to a Vote of Security Holders               11
Item 5.  Other Information                                                 11
Item 6.  Exhibits and Reports on Form 8-K                                  11

                                       2

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying balance sheet of Legend International Holdings, Inc. (a development stage company) at September 30, 2003 (with comparative figures as at December 31, 2002) and the statement of operations for the three and nine months ended September 30, 2003 and 2002, and for the period from January 5, 2001 (date of inception) to September 30, 2003 and the statement of cash flows for the nine months ended September 30, 2003 and 2002, and for the period from January 5, 2001 to September 30, 2003, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2003, are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

                     LEGEND INTERNATIONAL HOLDINGS, INC.
                        (A Development Stage Company)
                               BALANCE SHEETS

                                   ASSETS

                                                             September
                                                             30, 2003        December
                                                            (Unaudited)      31, 2002
                                                           -------------   -------------

Current assets:
  Cash in bank                                             $     102,307   $       3,015
                                                           -------------   -------------
        Total current assets                                     102,307           3,015
                                                           -------------   -------------
TOTAL ASSETS                                               $     102,307   $       3,015
                                                           =============   =============


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Due to stockholder                                       $       4,706   $       1,571
  Accounts payable                                                 5,450              --
  Accrued interest                                                 2,667              --
  Convertible debentures payable                                 100,000              --
                                                           -------------   -------------
        Total current liabilities                                112,823           1,571
                                                           -------------   -------------

Stockholders' equity (deficit):
  Preferred stock, $.001 par value, 20,000,000 shares
    authorized, none issued and outstanding                           --              --
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 9,474,000 and 7,349,000 shares issued
    and outstanding in 2003 and 2002, respectively                 9,474           7,349
  Additional paid-in capital                                     339,226         235,101
  Deficit accumulated during the development stage              (359,216)       (241,006)
                                                           -------------   -------------
        Total stockholders' equity (deficit)                     (10,516)          1,444
                                                           -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $     102,307   $       3,015
                                                           =============   =============

                See Accompanying Notes to Financial Statements

                      LEGEND INTERNATIONAL HOLDINGS, INC.
                        (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                  For the      For the      For the      For the      January 5,
                                                  3-Months     3-Months     9-Months     9-Months     2001
                                                  Ended        Ended        Ended        Ended        (Inception)
                                                  September    September    September    September    to September
                                                  30, 2003     30, 2002     30, 2003     30, 2002     30, 2003
                                                  -----------  -----------  -----------  -----------  -----------

Revenue:
   Sales                                          $        --  $        --  $        --  $     3,237  $     4,875
   Less: returns and allowances                            --           --           --           --           --
                                                  -----------  -----------  -----------  -----------  -----------
                                                           --           --           --           --        4,875
   Cost of sales                                           --           --           --          704        1,045
                                                  -----------  -----------  -----------  -----------  -----------
        Gross profit                                       --           --           --        2,533        3,830
   Interest income                                        104            4          157           16          208
                                                  -----------  -----------  -----------  -----------  -----------
        Total revenues                                    104            4          157        2,549        4,038
                                                  -----------  -----------  -----------  -----------  -----------

Expenses:
   Stock based compensation, consulting and
    organization expenses                              80,450       31,250      111,700       93,750      335,450
   Accrued interest                                     2,667           --        2,667           --        2,667
   General and administrative expenses                    892        1,249       12,429        8,816       25,137
                                                  -----------  -----------  -----------  -----------  -----------
        Total expenses                                 84,009       32,499      126,796      102,566      363,254
                                                  -----------  -----------  -----------  -----------  -----------

Net (loss)                                        $   (83,905) $   (32,495) $  (126,639) $  (100,017) $  (359,216)
                                                  ===========  ===========  ===========  ===========  ===========

Weighted average number of common shares
   outstanding                                      8,474,000    7,349,000    8,001,778    6,226,778
                                                  ===========  ===========  ===========  ===========

Net (loss) per common share                       $    (0.001) $    (0.004) $    (0.016) $    (0.016)
                                                  ===========  ===========  ===========  ===========

                See Accompanying Notes to Financial Statements

                     LEGEND INTERNATIONAL HOLDINGS, INC.
                        (A Development Stage Company)
                          STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                              For the      For the      January 5,
                                                              9-Months     9-Months     2001
                                                              Ended        Ended        (Inception)
                                                              September    September    to September
                                                              30, 2003     30, 2002     30, 2003
                                                              -----------  -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss)                                                  $  (126,639) $  (100,017) $  (359,216)
  Adjustments to reconcile net (loss) to
    net cash (used in) operating activities:
      Issuance of common stock for services rendered              106,250      125,000      330,000
      Deferred offering costs                                       8,428       (2,505)          --
      Deferred officer's compensation                                  --     (125,000)          --
      Amortization of deferred officer's compensation                  --       93,750           --
      Increase in accounts payable                                  5,450        3,252        5,450
      Accrued interest                                              2,667           --        2,667
                                                              -----------  -----------  -----------
                 Total adjustments                                122,795       94,497      338,117
                                                              -----------  -----------  -----------
            Net cash provided (used) by operating activities       (3,844)      (5,520)     (21,099)
                                                              -----------  -----------  -----------
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:                           --           --           --
                                                              -----------  -----------  -----------
            Net cash provided by investing activities                  --           --           --
                                                              -----------  -----------  -----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:

   Proceeds from issuance of common stock                              --        5,000       18,700
   Proceeds from convertible debentures payable                   100,000           --      100,000
   Advances from stockholder                                        3,136           --        4,706
                                                              -----------  -----------  -----------
            Net cash provided by financing activities             103,136        5,000      123,406
                                                              -----------  -----------  -----------

NET INCREASE (DECREASE) IN CASH                                    99,292         (520)     102,307

CASH AT BEGINNING OF PERIOD                                         3,015        3,581           --
                                                              -----------  -----------  -----------
CASH AT END OF PERIOD                                         $   102,307  $     3,061  $   102,307
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

Plan of Operation

Legend International Holdings, Inc. ("Legend" or "Company") is a publicly-traded company which trades on the Over-the-Counter Bulletin Board (OTC BB) under the symbol "LGDI." The Company is presently a development stage company that intends to act as a holding company by building and acquiring controlling or other interests in one or more companies engaged in the contract sales and distribution of specialty medical products.

The Company's plan of operation for the next twelve months is first to establish itself as an independent contract sales and distribution organization representing manufacturers of specialty medical products, and to contract with specialty medical product manufacturers to provide the outsourcing of the sales, marketing, distribution and customer service functions for all or certain of the manufacturers' product lines, thereby eliminating the manufacturers' need to develop and maintain their own sales force or rely on a number of independent local and regional distributors to achieve national coverage.

Legend's mission is to become a leading national contract sales and distribution organization focused on specialty medical products. To achieve this mission, the Company plans to implement an aggressive acquisition program targeting local and regional contract sales and distribution businesses in order to expand its product representation. Legend's typical acquisition target has one or two principals, four to six sales persons; two to three persons performing administrative functions and generates annual sales commissions of $1 million to $2.5 million from the sale of specialty medical products generally costing less than $10,000. The Company intends to achieve growth through the acquisition of small to mid-sized contract sales and distribution companies representing manufacturers of specialty medical products throughout the United States.

Legend believes it can achieve both profitability and overall revenue growth by "rolling up" smaller, individually owned, local and regional, contract sales and distribution businesses under the "umbrella" of "Legend International Holdings, Inc." as the parent company. The Company's management believes that "Economies of Scale" can be achieved by consolidating the "single owner" contract sales and distribution companies into Legend International Holdings, Inc. The Company further believes that it can reduce combined overall overhead costs among the companies acquired by eliminating many duplicated everyday business headaches for the small business owners, such as accounting services, marketing and advertising costs, office staff and equipments, etc. The Company also believes that consolidating and focusing efforts on a combined marketing campaign will assist the various companies acquired by the Company to achieve overall revenue growth. Furthermore, the Company believes that its acquisition plan to consolidate the industry, utilizing its public stock as currency, represents an enormous opportunity for Legend to acquire these target companies and to provide their shareholders a liquidity event for an exit while at the same time to provide the acquired companies management team the opportunity to continue to run and grow their businesses.

In summary, the Company's mission is to establish leadership in the specialty medical products sales and distribution business by: (1) combining fragmented companies, (2) achieving cost economies, and (3) providing a broader product line with more value-added services than localized competitors. The Company believes that its emergence as a major contract sales and distribution company capable of selling, distributing and servicing a broad array of specialty medical products nationwide would meet the evolving needs of both manufacturers and healthcare providers.

Liquidity and Capital Resources

As of September 30, 2003, the Company has $102,307 in cash with which to satisfy any future cash requirements. The Company will need approximately $500,000 in cash to fund the necessary due diligence expenses related to its acquisition plan, including the cost of accountants performing audits of the financial statements of its targets. The Company plans to satisfy its cash requirements by additional equity financing or loans. This will be in the form of private placements of restricted common stock, preferred stock or debentures. The Company may not be able to operate if it does not obtain the additional capital or financing it requires. There can be no assurance that the Company will be successful in raising such capital or financing and thus, be able to satisfy its cash requirements. In addition, the Company intends to use its securities as the principal medium of payment for all acquisitions. However, to the extent certain cash payments are required; the Company will attempt to minimize those payments in view of the Company's lack of cash.

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

On September 30, 2003, the Company entered into a mutual termination agreement with an affiliated shareholder of the Company to terminate a stock contribution agreement dated June 27, 2003 between the two parties, in which the affiliated shareholder of the Company agreed to contribute investments in a U.S. corporate, publicly-traded company, to the Company.

The Company is still considered to be a development stage company, with no significant revenue, and is dependent upon the raising of capital through placement of its common stock, preferred stock or debentures. In the event the Company is unsuccessful in raising such capital, it may never commence active operations.

Readers are referred to the cautionary statement, which addresses forward-looking statements.

Cautionary Statement

In  connection  with  the  safe harbor provisions  of  the  Private  Securities
Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result", "are expected to", "will continue", "is anticipated", "estimated", "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions, and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include, among other, the following: (i) the Company's ability to obtain additional financing to implement its "roll-up" acquisition strategy;
(ii) the financial condition of the Company's clients; (iii) imposition of new regulatory requirements affecting the Company; (iv) a downturn in general economic conditions (v) the delay or failure to properly manage growth and successfully integrate acquired companies and operations; (vi) lack of geographic diversification; and (vii) other factors which are described in further detail in the Company's filings with the Securities and Exchange Commission.

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

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules l3a 14(c) and 15d 14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10-QSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to it would be made known to it by others within the Company, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

(b) Changes in Internal Controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2.  CHANGES IN SECURITIES

During the period ended September 30, 2003, the Company's board of directors authorized the issuance of 1,250,000 restricted shares of its $.001 par value common stock to the president of the Company for past services rendered, and 250,000 restricted shares of its $.001 par value common stock to a consultant for services rendered.

Also, on April 15, 2003, the president of the Company received 625,000 shares of restricted common stock for services rendered to the Company by him for the quarter ended on March 31, 2003.

The shares were deemed to have been issued pursuant to an exemption provided by
Section 4(2) of the Securities Act of 1933, as amended (the "Act"), which exempts from registration "transactions by an issuer not involving any public offering." A legend was placed on the certificates stating that the securities have not been registered under the Act and cannot be sold or otherwise transferred without an effective registration or an applicable exemption.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There has been no default upon senior securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of the security holders during the quarterly period covered by this report.

ITEM 5.  OTHER INFORMATION

The Company is currently developing a new web site at http://www.lgdi.us for better communications with its shareholders and future and potential strategic partners. The web site is expected to be unveiled sometime in December 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    Exhibit 99.1   Certification pursuant to Section 302 of the
                   Sarbanes-Oxley Act of 2002. Filed herewith electronically.

    Exhibit 99.2   Certification pursuant to Section 906 of the
                   Sarbanes-Oxley Act of 2002. Filed herewith electronically.

(b) Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended September 30, 2003, for which this report is filed.



                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            LEGEND INTERNATIONAL HOLDINGS, INC.
                                            (Registrant)


                                            By: /s/ Michael Tay
                                            -------------------------------
                                            Michael Tay
                                            President, Chief Executive
                                            Officer, Secretary, Treasurer
                                            and Director
                                            (principal financial officer,
                                            principal accounting officer,
                                            director)

Date: November 7, 2003

                                                                   Exhibit 99.1

                                 CERTIFICATION

I, Michael Tay, certify that:

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


Date: November 7, 2003                  /s/ Michael Tay
                                        ---------------------------------------
                                        Michael Tay
                                        Chief Executive Officer, President and
                                        Principal Financial Officer

                                                                   Exhibit 99.2

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Legend International Holdings, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Tay, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: November 7, 2003                            /s/ Michael Tay
                                                  -----------------------------
                                                  Michael Tay
                                                  Chief Executive Officer and
                                                  Chief Financial Officer


A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to Legend International Holdings, Inc. and will be retained by Legend International Holdings, Inc. and furnished to the Securities and Exchange Commission upon request.