Form 10KSB
period 2003-12-31
LEGEND INTERNATIONAL HOLDINGS INC
filed 2004-03-22
CIK 1132143

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

              [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended: December 31, 2003

            [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from          to

                       Commission file number 000-32551

                      Legend International Holdings, Inc.
                ----------------------------------------------
                (Name of small business issuer in its charter)

          Delaware                                              23-3067904
-------------------------------                              ----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

2000 Hamilton Street, #520, Philadelphia, Pennsylvania            19130
------------------------------------------------------          ----------
(Address of principal executive offices)                        (Zip Code)

                Issuer's telephone number:    (215) 893-3662
                                              --------------

       Securities registered under Section 12(b) of the Exchange Act:
                                    None

       Securities registered under Section 12(g) of the Exchange Act:

                       Common Stock, $.001 par value
                       -----------------------------
                              (Title if Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State issuer's revenues for its most recent fiscal year.  $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of March 22, 2004, the aggregate market value (based on the last sale price on such date) of Common Stock held by non-affiliates of the registrant was $93,561. For purposes of this disclosure, we have considered each officer and director, and each person who owns 5% or more of the outstanding Common Stock, to be an affiliate. This determination of affiliate status is not necessarily applicable for other purposes.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 9,583,000 shares of Common Stock, par value $.001 per share, as of March 22, 2004.


                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc. ) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (Securities Act). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990): None


   Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]







            [The balance of this page is intentionally left blank]

                                   PART I
                                   ------

        Special Cautionary Notice Regarding Forward-Looking Statements
        --------------------------------------------------------------

This report and other reports, as well as other written and oral statements made or released by us, may contain forward looking statements. Forward looking statements are statements that describe, or that are based on, our current expectations, estimates, projections and beliefs. Forward looking statements are based on assumptions made by us, and on information currently available to us. Forward-looking statements describe our expectations today of what we believe is most likely to occur or may be reasonably achievable in the future, but such statements do not predict or assure any future occurrence and may turn out to be wrong. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. The words "believe," "anticipate," "intend," "expect," "estimate," "project", "predict", "hope", "should", "may", and "will", other words and expressions that have similar meanings, and variations of such words and expressions, among others, usually are intended to help identify forward-looking statements.

Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make. Risks, uncertainties and inaccurate assumptions could cause actual results to differ materially from historical results or those currently anticipated. Consequently, no forward-looking statement can be guaranteed. The potential risks and uncertainties that could affect forward looking statements include, but are not limited to increased competition, extent of the market demand for and supply of goods and services of the types provided by the Company, governmental regulation, performance of information systems, and the ability of the Company to hire, train and retain qualified employees. In addition, other risks, uncertainties, assumptions, and factors that could affect the Company's results and prospects have been and may further be described in the Company's prior and future filings with the Securities and Exchange Commission and other written and oral statements made or released by the Company.

We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this document. The information contained in this report is current only as of its date, and we assume no obligation to update any forward-looking statements.

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development
--------------------

Legend International Holdings, Inc. ("Legend" or the "Company") was incorporated in the State of Delaware on January 5, 2001 under the name Sundew International, Inc., to engage in the business of selling compatible inkjet cartridges and refill kits on the Internet.

On March 13, 2003, in light of its current business plan, Legend filed for an Amendment to its Certificate of Incorporation (the "Amendment") pursuant to which the name of Sundew International, Inc. was changed to "Legend International Holdings, Inc." The Amendment was approved by the written consent of a majority of Legend's outstanding shares after circulation of an Information Statement pursuant to Rule 14c-2.

Legend hopes to establish itself as an independent contract sales and distribution organization representing manufacturers of specialty medical products, and to contract with specialty medical product manufacturers to provide the outsourcing of the sales, marketing, distribution and customer service functions for all or certain of the manufacturers' product lines, thereby eliminating the manufacturers' need to develop and maintain their own sales force or rely on a number of independent local and regional distributors to achieve national coverage.

Legend is a development stage company. Legend has not been involved in any bankruptcy, receivership or similar proceeding. Legend has not been involved in any material reclassification, merger consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Business of Issuer
------------------
Business
--------

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

Industry Overview
-----------------

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

Opportunities for Consolidation
-------------------------------

Legend estimates there are between 5,000 and 6,000 companies engaged in the contract sales and distribution of non-durable specialty medical products retailing under $10,000 in the U.S., most of which are small businesses, usually having one principal, two administrators and four to six sales representatives, serving local or regional markets and providing representation for a limited number of manufacturers and product lines. Manufacturers represented by these independent contract sales and distribution companies have highly focused, limited product lines. Accordingly, these manufacturers typically make large ongoing commitments to their product development, market research and marketing efforts while relying on the currently fragmented network of independent contract sales and distribution companies to sell, distribute and service their products. Legend believes a national contract sales and distribution organization focused on specialty medical products can provide the following advantages to manufacturers and health care providers:

Provide Manufacturers With Benefits Of Economies Of Scale And Established Sales
-------------------------------------------------------------------------------
Channels.  By utilizing contract sales and distribution companies,
---------
manufacturers of specialty medical products can avoid the substantial up-front and ongoing expenses associated with hiring, training and coordinating their own sales force and related customer support staff. Contract sales and distribution companies typically are more efficient because of their ability to spread sales, distribution and other product-related costs across multiple complementary product lines produced by different manufacturers. In addition, because contract sales and distribution companies generally employ sales representatives who have substantial experience in individual medical sub-specialties and have developed long-term relationships with physicians and other health care professionals in those areas, they can provide manufacturers of new products with access to established sales channels for those products.

Provide Health Care Providers With A Consolidated Supply Source.  In an effort
----------------------------------------------------------------
to increase efficiency and reduce costs, health care providers are increasingly seeking to reduce and consolidate their vendor relationships. By consolidating their vendor bases, customers can reduce the costs and administrative time associated with receiving individual sales calls and individual product deliveries from a multitude of manufacturers. Legend believes that contract sales and distribution companies are attractive to providers because they consolidate the provider's purchasing and distribution functions. Despite the advantages that contract sales and distribution companies provide to both their manufacturers and customers, the fragmented network of such companies is generally not capable of serving multiple manufacturers on a national basis. Local or regional contract sales and distribution companies do not have the distribution infrastructure necessary to efficiently deliver product on a nationwide basis, nor do they have a product offering that is broad enough to enable them to service customers across a variety of sub-specialty markets.

To become more cost-effective, health care providers have created national group purchasing organizations or GPOs and regional integrated delivery networks or IDNs that aggressively seek to lower product procurement costs and reduce the number of vendors that service their organizations by consolidating their purchase contracts. These trends have placed pressure on manufacturers and contract sales and distribution companies to be more efficient, provide value-added services and obtain sufficient breadth of product offerings and geographic coverage to warrant attention in this changed marketplace. As a result, Legend believes that the emergence of a national contract sales and distribution organization capable of selling, distributing and servicing a broad array of specialty medical products would meet the evolving needs of both manufacturers and purchasers of specialty medical products. In addition, Legend believes such a national company would (i) enhance the manufacturers' access to the national market and reduce cost and administrative time attributable to dealing with multiple local and regional independent sales and distribution companies and (ii) have opportunities to negotiate national or regional contracts with selected GPOs and IDNs.

Business Strategy
-----------------

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

In order to achieve its goal, Legend plans to focus on: (1) identifying acquisition candidates, which meets Legend's consolidation criteria; and (2) achieving operating efficiencies and synergies by combining administrative functions, cross selling product lines that it acquires via acquisition, eliminating redundant facilities, implementing system and technology improvements and purchasing products and services in large volumes.

Identify and Pursue Strategic Acquisitions for Consolidation
------------------------------------------------------------

Legend intends to capitalize upon consolidation opportunities in the sales and distribution of specialty medical products by acquiring independent contract sales and distribution organizations with established sales presences and/or local brand names. Legend believes that independent sales and distribution organizations representing manufacturers of non-durable specialty healthcare products retailing under $10,000 are highly fragmented and often characterized by privately-held or family-owned businesses, whose owner/operators desire liquidity and may be unable to gain the scale necessary to access the capital markets effectively or to expand beyond a local or regional base.

In general, Legend plans to acquire larger, established, medical sales and distribution companies, or "hubs," in a targeted geographic area, and additional smaller medical sales and distribution companies, or "spokes," in secondary markets surrounding the hubs. Where possible, the operations of the spokes will be integrated into the operations of existing hubs, thereby enabling Legend to achieve the economies of scale necessary to decrease operating cost and increase operating margin. Legend plans to use its equity and debt securities as consideration in selected acquisitions.

Achieve Operating Efficiencies
------------------------------

Legend believes that it will be able to achieve certain operating efficiencies and synergies among its acquired contract sales and distribution companies. Such operating efficiencies include:

Combining Administrative Functions.  Legend seeks to institute a company-wide
-----------------------------------
management information system and to combine at the corporate level certain administrative functions, such as financial reporting and finance, insurance, employee benefits and legal support.

Using Hub and Spoke System to Eliminate Redundant Facilities and Service.  The
-------------------------------------------------------------------------
hub and spoke strategy involves the acquisition of a larger, established, contract sales and distribution company of specialty medical products in a targeted geographic area into which the facilities and operations of local, smaller acquired contract sales and distribution company of specialty medical products, or "spokes", are folded, allowing the elimination of redundant facilities and reducing overhead. Although the success of the hub and spoke strategy may vary, Legend believes that there exists a real opportunity to use this strategy to reduce the number of facilities and the corporate overheads of the acquired contract sales and distribution companies. This hub and spoke strategy also enables the integration of certain operational activities, such as inventory management, purchasing, shipping, accounting and human resources, among acquired contract sales and distribution companies of specialty medical products located in a geographic area, thereby permitting the elimination of duplicative facilities and costs.

Implementing System and Technology Improvements.  Legend believes it will be
------------------------------------------------
able to increase the operating margin of combined acquired contract sales and distribution companies of specialty medical products by using operating and technology systems to improve and enhance the operations of the combined acquired companies, which may include computerized inventory management and order processing systems, computerized quotation and job costing systems and computerized logistics and distribution systems. Legend further believes that many contract sales and distribution organization of specialty medical products may have not made material investments in such operating and technology systems because, as independent entities, they lacked the necessary scale to justify the investment. Legend believes that the implementation of such systems may significantly increase the speed and accuracy of order processing and fulfillment at the contract sales and distribution organizations which it acquires, while increasing inventory turns and providing measurement and analysis tools that facilitate efficient operation.

Using Volume Purchasing.  Legend believes that, with respect to certain of the
------------------------
contract sales and distribution organizations of specialty medical products that may be consolidated by Legend, it may achieve operating efficiencies through volume purchasing and may benefit from favorable prices and rebates accruing as the result of high volume purchases. Legend may also negotiate improved arrangements with wholesalers and manufacturers to reduce inventory levels of certain acquired contract sales and distribution organization, thereby allowing more efficient operations by decreasing inventory holding costs and increasing operating margins. Legend may also seek to leverage upon its size to negotiate attractive volume purchasing or leasing programs for goods and services such as delivery vehicles, long distance voice and data services, overnight delivery services, real estate services, banking, financial services and insurance.

Implementing Strategic Marketing and Cross-Functional Selling.  Legend believes
--------------------------------------------------------------
that it may achieve certain efficiencies through strategic marketing plans to be shared by the acquired contract sales and distribution organizations as well as cross-functional selling to customers of each of the acquired organizations. These synergies of strategic marketing and cross-functional selling may allow additional services to provide or goods to be sold to existing customers of the acquired contract sales and distribution organization, resulting in additional revenues for Legend. These synergies may also provide a broader geographic sales and service reach for each of the acquired contract sales and distribution organization, increasing the customer base of the acquired contract sales and distribution organization.

Competition
-----------

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

Government Regulation
---------------------

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

In certain cases, the ability of Legend's future customers to pay for the products it distributes depends on governmental and private insurer reimbursement policies. Consequently, those policies have an impact on the level of its sales. Continuing governmental and private third-party payor cost-cutting efforts have led and may continue to lead to significant reductions in the reimbursement levels. Furthermore, governmental reimbursement programs, such as the Medicare and Medicaid programs, are subject to substantial regulation by Federal and state governments, which are continually reviewing and revising the programs and their regulations. There can be no assurance that changes to governmental reimbursement programs will not have a material adverse effect on Legend.

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

Employees
---------

As of the date of this filing, Legend has two part-time employees. From time to time, Legend will employ additional personnel to support its development, technical, marketing, sales, support and administrative organizations. Competition for qualified personnel in the industry in which it competes is intense. Legend's future success will depend in part on its continued ability to attract, hire or acquire, train and retain qualified employees.

ITEM 2.  DESCRIPTION OF PROPERTY.

Legend has no properties and at this time has no agreements to acquire any properties. Legend currently uses the office of management at no cost to Legend. Legend believes that additional space will be required as its business expands and believe that it can obtain suitable space as needed.

ITEM 3.  LEGAL PROCEEDINGS.

Legend is not a party to any material pending legal proceedings and, to the best of its knowledge no action has been threatened by or against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information
------------------

Legend's common stock is traded on the NASD Over-the-Counter Bulletin Board ("OTC-BB") under the ticker symbol "LGDI" and CUSIP# 52467C 10 0. The Company's common stock was initially cleared for trading on the OTC-BB on September 26, 2003. Some of the companies who serve as market makers for the Company's common stock include Crown Financial Group, Inc., WM. V. Frankel & Co., Inc., Hill Thompson Magid & Co., Inc., Schwab Capital Markets L.P., Seaboard Securities, Inc., and Wien Securities Corp.

Stockholders
------------

As of December 31, 2003, there were approximately 40 record holders of the Company's common stock. Within the holders of record of the Company's common stock are depositories such as Cede & Co., a nominee for The Depository Trust Company (or DTC), that hold shares of stock for brokerage firms which, in turn, hold shares of stock for one or more beneficial owners. Accordingly, the Company believes there are many more beneficial owners of its common stock whose shares are held in "street name", not in the name of the individual shareholder.

Preferred Stock
---------------

Shares of preferred stock may be issued by the Company from time to time in one or more series with such designations, voting powers, if any, preferences and relative, participating, optional or other special rights, and such qualifications, limitations and restrictions, as are determined by resolution of our Board of Directors. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of our company without further action by stockholders and could adversely affect the rights and powers, including voting rights, of holders of common stock, with the Company acting in accordance with its corporate charter, articles and by-laws. In certain circumstances, the issuance of preferred stock could depress the market price of the common stock. There are no shares of preferred stock outstanding.

Dividends
---------

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

Transfer Agent and Registrar
----------------------------

The transfer agent and registrar for the Company's common stock is Holladay Stock Transfer, Inc. of 2939 N. 67th Place, Scottsdale, Arizona 85251.

Recent Sales of Unregistered Securities
---------------------------------------

We have issued no unregistered securities within the period covered by this report which have not been previously reported on Form 10-QSB.

Limited Market for Common Stock
-------------------------------

There is currently a limited trading market for the Company's shares of common stock, and there can be no assurance that a more substantial market will ever develop or be maintained. Any market price for the Company's shares of common stock is likely to be very volatile, and numerous factors beyond its control may have a significant adverse effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may also adversely affect the market price of its common stock. Further, there is no correlation between the present limited market price of the Company's common stock and its revenues, book value, assets or other established criteria of value. The present limited quotations of the Company's common stock should not be considered indicative of the actual value of Legend International Holdings, Inc. or its common stock.

Penny Stock Status
------------------

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

Plan of Operation
-----------------

Legend International Holdings, Inc. ("Legend" or "Company") is a publicly-traded company which trades on the Over-the-Counter Bulletin Board (OTC-BB) under the symbol "LGDI." The Company is presently a development stage company that intends to act as a holding company by building and acquiring controlling or other interests in one or more companies engaged in the contract sales and distribution of specialty medical products.

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

The Company's mission is to become a leading national contract sales and distribution organization focused on specialty medical products. To achieve this mission, the Company plans to implement an aggressive acquisition program targeting local and regional contract sales and distribution businesses in order to expand its product representation. The Company's typical acquisition target has one or two principals, four to six sales persons; two to three persons performing administrative functions and generates annual sales commissions of $1 million to $2.5 million from the sale of non-durable specialty medical products generally costing less than $10,000. The Company intends to achieve growth through the acquisition of small to mid-sized contract sales and distribution companies representing manufacturers of specialty medical products throughout the United States.

The Company believes it can achieve both profitability and overall revenue growth by "rolling up" smaller, individually owned, local and regional, contract sales and distribution businesses under the "umbrella" of "Legend International Holdings, Inc." as the parent company. The Company's management believes that "Economies of Scale" can be achieved by consolidating the "single owner" contract sales and distribution companies into Legend International Holdings, Inc. The Company further believes that it can reduce combined overall overhead costs among the companies acquired by eliminating many duplicated everyday business headaches for the small business owners, such as accounting services, marketing and advertising costs, office staff and equipments, etc. The Company also believes that consolidating and focusing efforts on a combined marketing campaign will assist the various companies acquired by the Company to achieve overall revenue growth. Furthermore, the Company believes that its acquisition plan to consolidate the industry, utilizing its public stock as currency, represents an enormous opportunity for Legend to acquire these target companies and to provide their shareholders a liquidity event for an exit while at the same time to provide the acquired companies management team the opportunity to continue to run and grow their businesses.

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

Liquidity and Capital Resources
-------------------------------

As of December 31, 2003, the Company has $102,436 in cash with which to satisfy any future cash requirements. The Company will need approximately $500,000 in cash to fund the necessary due diligence expenses related to its acquisition plan, including the cost of accountants performing audits of the financial statements of its targets. The Company plans to satisfy its cash requirements by additional equity financing or loans. This will be in the form of private placements of restricted common stock, preferred stock or debentures. The Company may not be able to operate if it does not obtain the additional capital or financing it requires. There can be no assurance that the Company will be successful in raising such capital or financing and thus, be able to satisfy its cash requirements. In addition, the Company intends to use its securities as the principal medium of payment for all acquisitions. However, to the extent certain cash payments are required; the Company will attempt to minimize those payments in view of the Company's lack of cash.

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

Cautionary Statement
--------------------

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

ITEM 7.  FINANCIAL STATEMENTS.

The Financial Statements of Legend International Holdings, Inc., the Notes to Financial Statements and the Independent Auditor's Report of Clyde Bailey P.C., independent certified public accountant, required by this Item 7 commence on page F-1 and are incorporated in this report by this reference. The Financial Statements filed as part of this report are listed in the Index to Financial Statements below:

Board of Directors
Legend International Holdings, Inc.


                         INDEPENDENT AUDITOR'S REPORT

I have audited the accompanying balance sheet of Legend International Holdings, Inc. (a development stage company) as of December 31, 2003 and the related statements of operations, statement of stockholders' equity, and cash flows for the years ended December 31, 2003 and 2002 and from January 5, 2001 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these statements based on my audit. The financial statements of the Company, as of December 31, 2002, were audited by other auditors whose report dated April 7, 2003 expressed an unqualified opinion on those statements.

I conducted my audits in accordance with generally accepted auditing standards in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Legend International Holdings, Inc. (a development stage company) as of December 31, 2003 and the results of its operations and its cash flows for the years then ended and from January 5, 2001 (inception) to December 31, 2003, in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses since its inception and has experienced liquidity problems. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters also are described in the notes to financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                               Clyde Bailey P.C.


San Antonio, Texas
March 20, 2004


                      LEGEND INTERNATIONAL HOLDINGS, INC.
                         (A Development Stage Company)
                                 Balance Sheet
                               December 31, 2003


                                    ASSETS

                                                                    2003
                                                                ------------
Current Assets

    Cash                                                        $    102,436
                                                                ------------
           Total Current Assets                                      102,436
                                                                ------------

           Total Assets                                         $    102,436
                                                                ============

                                  LIABILITIES

Current Liabilities

    Accrued Interest                                                   4,667
    Convertible Debenture Payable                                    100,000
    Shareholder Advances                                               5,081
                                                                ------------
           Total Current Liabilities                                 109,748
                                                                ------------
           Total Liabilities                                         109,748
                                                                ------------
    Commitments and Contingencies                                          -
                                                                ------------

                             STOCKHOLDERS' EQUITY

Preferred Stock
    $.001 par value, 20,000,000 shares authorized
    no shares issued and outstanding                                       -

Common Stock
    $.001 par value, 100,000,000 shares authorized
    9,583,000 shares issued and outstanding                            9,583

Additional Paid-in-Capital                                           344,567

Accumulated Deficit during the Development Period                   (361,462)
                                                                ------------
           Total Stockholders' Equity                                 (7,312)
                                                                ------------
           Total Liabilities and Stockholders' Equity           $    102,436
                                                                ============


     The accompanying notes are integral part of the financial statements.


                      LEGEND INTERNATIONAL HOLDINGS, INC.
                         (A Development Stage Company)
                           Statements of Operations


                                                                         January 5, 2001
                                               For the Years Ended         (Inception)
                                                   December 31            to December 31
                                         -------------------------------  --------------
                                              2003             2002            2003
                                         --------------   --------------  --------------
Revenues:

    Revenues                             $            -   $        3,237  $        4,875
                                         --------------   --------------  --------------
           Total Revenues                             -            3,237           4,875

Cost of Revenues:

    Cost of Revenues                                  -              689           1,045
                                         --------------   --------------  --------------
           Gross Profit                  $            -   $        2,548  $        3,830

Expenses:

    Stock Based Compensation                    111,700          125,000         335,450
    Operating Expenses                            9,125           17,722          30,262
                                         --------------   --------------  --------------
           Total Expenses                       120,825          142,722         365,712

Other Income and Expenses:

    Interest Income                                 369               20             420
                                         --------------   --------------  --------------
           Net Loss before Taxes               (120,456)        (140,154)       (361,462)

Provision for Income Taxes:

    Income Tax Benefit                                -                -               -
                                         --------------   --------------  --------------
           Net Loss                      $     (120,456)  $     (140,154) $     (361,462)
                                         ==============   ==============  ==============

Basic and Diluted Earnings Per Common
  Share                                           (0.01)           (0.02)          (0.07)
                                         --------------   --------------  --------------
Weighted Average number of Common
  Shares used in per share calculations       8,159,832        6,507,333       5,499,500
                                         ==============   ==============  ==============



     The accompanying notes are integral part of the financial statements.


                      LEGEND INTERNATIONAL HOLDINGS, INC.
                         (A Development Stage Company)
                      Statements of Stockholders' Equity
                           As of December 31, 2003


                                                                        Accumulated
                                         Common Stock                     Deficit
                                    -----------------------             During the
                                                   $0.001    Paid-In    Development   Stockholders'
                                     Shares       Par Value  Capital      Period         Equity
                                    ---------     ---------  --------  -------------  -------------

   Balance, January 5, 2001                 -     $       -  $      -  $           -  $           -

   Shares issued to founder for     1,910,000         1,910    93,590                        95,500
    organization cost and services
     at $.05 per share

    Shares Issued for services         65,000            65     3,185                         3,250
      rendered at $.05 per share

    Shares Issued for Cash            274,000           274    13,426                        13,700

   Net Loss                                                                 (100,852)      (100,852)
                                    ---------     ---------  --------  -------------  -------------
  Balance, December 31, 2001        2,249,000         2,249   110,201       (100,852)        11,598
                                    ---------     ---------  --------  -------------  -------------

   Shares Issued for Cash             100,000           100     4,900                         5,000

   Shares Issued for Officer's
         Compensation               5,000,000         5,000   120,000              -        125,000

   Net Loss                                                                 (140,154)      (140,154)
                                    ---------     ---------  --------  -------------  -------------

  Balance, December 31, 2002        7,349,000         7,349   235,101       (241,006)         1,444
                                    ---------     ---------  --------  -------------  -------------

     Shares Issued for services
      rendered at $.05 per share    2,234,000         2,234   109,466                       111,700

   Net Loss                                                                 (120,456)      (120,456)
                                    ---------     ---------  --------  -------------  -------------

  Balance, December 31, 2003        9,583,000         9,583   344,567       (361,462)        (7,312)
                                    =========     =========  ========  =============  =============



     The accompanying notes are integral part of the financial statements.


                      LEGEND INTERNATIONAL HOLDINGS, INC.
                         (A Development Stage Company)
                            Statement of Cash Flows


                                                                         January 5, 2001
                                               For the Years Ended         (Inception)
                                                   December 31            to December 31
                                         -------------------------------  --------------
                                              2003             2002            2003
                                         --------------   --------------  --------------
 Cash Flows from Operating Activities:

    Net Loss                             $     (120,456)  $     (140,154) $     (361,462)

    Adjustments to reconcile net loss
      to net cash used by operating
      activities:
    Shares Issued for Stock Based
      Compensation                              111,700          125,000         335,450
    Changes in operating assets and
      liabilities:
    Accounts Payable                                  -             (351)              -
    Deferred Offering Costs                           -            5,923               -
    Inventory                                         -              689               -
    Accrued Interest                              4,667                -           4,667
                                         --------------   --------------  --------------
 Net Cash Used in Operating Activities   $       (4,089)  $       (8,893) $      (21,345)



 Cash Flows from Financing Activities:

    Proceeds from Convertible
      Debenture Payable                         100,000                -         100,000
    Shareholder Advance                           3,510            1,571           5,081
    Proceeds from Issuance of Stock                   -            5,000          18,700
                                         --------------   --------------  --------------
 Net Cash Provided for Financing
   Activities                            $      103,510   $        6,571  $      123,781
                                         --------------   --------------  --------------

 Net Increase (Decrease) in Cash         $       99,421   $       (2,322) $      102,436

 Cash Balance,  Begin Period                      3,015            5,337               -
                                         --------------   --------------  --------------
 Cash Balance,  End Period               $      102,436   $        3,015  $      102,436
                                         ==============   ==============  ==============

 Supplemental Disclosures:
    Cash Paid for interest               $            -   $            -  $            -
    Cash Paid for income taxes           $            -   $            -  $            -
    Stock Issued for Services            $      111,700   $      125,000  $      335,450



     The accompanying notes are integral part of the financial statements.

                      LEGEND INTERNATIONAL HOLDINGS, INC.
                         Notes to Financial Statements


NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The company has a total of 100,000,000 authorized common shares and 20,000,000 authorized preferred shares with a par value of $.001 per share and with 9,583,000 and 7,349,000 common shares issued and outstanding as of December 31, 2003 and 2002. There are no preferred shares outstanding as of December 31, 2003.

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently in the development stage, and existing cash and available credit are insufficient to fund the Company's cash flow needs for the next year. The officers and directors have committed to advancing the operating costs of the Company interest free.

DEVELOPMENT STAGE ENTERPRISE

The Company is a development stage enterprise, as defined in the Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development Stage Enterprises". The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced, and, accordingly, no revenue has been derived during the organizational period.

FIXED ASSETS

The Company has no fixed assets at this time.

FEDERAL INCOME TAX

The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ACCOUNTING METHOD

The Company's financial statements are prepared using the accrual method of accounting. Revenues are recognized when earned and expenses when incurred.

                      LEGEND INTERNATIONAL HOLDINGS, INC.
                         Notes to Financial Statements

Fixed assets are stated at cost. Depreciation and amortization using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

EARNINGS PER COMMON SHARE

The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any assets requiring disclosure of comprehensive income.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45"). Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. Interpretation No. 45 did not have an effect on the financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"), that clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of Interpretation No. 46 are applicable no later than July 1, 2003. Interpretation No. 46 did not have an effect on the financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 148"). This Statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends

                      LEGEND INTERNATIONAL HOLDINGS, INC.
                         Notes to Financial Statements

the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

Statement of Financial Accounting Standards SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No, 149, and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically reviews the carrying amount of property, plant and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets, accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell. As of December 31, 2003, management does not believe there is any impairment of the carrying amounts of assets.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheets for the Company's assets and liabilities approximate their fair values as of December 31, 2003 and 2002.

NOTE 2  -  COMMON STOCK

In January 2001, 1,910,000 common shares were issued to the Company's founder for organization cost valued at $95,750, and 60,000 common shares were issued to a related party in exchange for consulting fee valued at $3,000.

In March 2002, 5,000,000 common shares were issued to the Company's founder in exchange for present and future services valued at $125,000.

In 2003, a total of 2,234,000 common shares to the Company's sole officer and director for services valued at $111,700 or $.05 per share.

NOTE 3 - ORGANIZATION COSTS

The Company has incurred legal, accounting, and other formation costs. These costs were expenses as incurred.

NOTE 4  -  RELATED PARTIES

The Company issued unregistered common stock to its President, in exchange for services as President, Secretary and Treasurer, and to non management consultants in exchange for their services which was based on the Company's expected initial offering price of $0.05 per share, has been reflected as organization costs, consulting services and web site development cost in

                      LEGEND INTERNATIONAL HOLDINGS, INC.
                         Notes to Financial Statements

NOTE 4  -  RELATED PARTIES (CON'T)

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

In 2003, a total of 2,234,000 common shares to the Company's sole officer and director for services valued at $111,700 or $.05 per share.

As of December 31, 2003, the Company owed the sole officer and director an outstanding balance of $5,081 for expenses incurred on its behalf.

The advance is non-interest bearing and no interest has been accrued.

NOTE 5 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred net losses since its inception and has experienced liquidity problems that raises substantial doubt about its ability to continue as a going concern. The stockholders/officers and or directors have committed to advancing operating costs of the Company interest free to insure that the Company has enough operating capital over the next twelve months.

NOTE 6 - INCOME TAXES

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

                      LEGEND INTERNATIONAL HOLDINGS, INC.
                         Notes to Financial Statements

At December 31, 2003 and 2002 deferred taxes consisted of the following:

                                      2003        2002
                                   ----------  ----------
Deferred tax assets,
  Net operating loss carry-forward $   44,484  $   51,759
Less valuation allowance              (44,484)    (51,759)
                                   ----------  ----------
   Net deferred taxes              $      -0-  $      -0-
                                   ==========  ==========

The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized.

At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

The Company has incurred losses that can be carried forward to offset future earnings beginning in 2021, if conditions of the Internal Revenue Codes are met.

NOTE 7.  CONVERTIBLE DEBENTURE PAYABLE

In April of 2003, the Company authorized convertible debentures that are to be due March 31, 2004 and are 8% senior subordinated convertible debentures. During 2003, a total of $100,000 was received for these debentures and interest has been accrued as of December 31, 2003. The debentures are convertible into SEC 144 restricted stock at the rate of $.10 per share at the option of the holder.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

ITEM 8A. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's President, Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.



                                   PART III
                                   --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors, Executive Officers and Significant Employees
-------------------------------------------------------

The Company's Directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Directors receive no compensation for serving on the Board of Directors other than reimbursement of reasonable expenses incurred in attending meetings. Officers are appointed by the Board of Directors and serve at the discretion of the Board.

The current executive officers, key employees and directors of the Company are as follows:

Name               Age           Position(s) Held          Director Since
----               ---           ----------------          --------------

Michael Tay        66            President, Treasurer      January 2001
                                 and Director

William Tay        32            Vice President,           November 2003
                                 Secretary and
                                 Director

There are no agreements or understandings for the officers or directors to resign at the request of another person and the above-named officers and directors are not acting on behalf of nor will act at the direction of any other person.

Set forth below is the name of the directors and officers of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

MICHAEL TAY is the Company's founder and has been the president, chief executive officer, chief financial officer, treasurer, and director since January 5, 2001. For the last five years, Mr. Tay has devoted full time in managing his own investments in securities and real estate, including commercial, and residential real estate investments in undeveloped land as well as income producing properties, mutual funds and other securities investments, both debt and equity, in companies listed on exchanges such as AMEX or traded over-the-counter and listed on NASDAQ and the OTC Bulletin Board. Mr. Tay will devote approximately 20 hours per week, equal to one quarter of his business time, on the business of the Company.

WILLIAM TAY has been the vice president, secretary and director of Legend International Holdings, Inc. (OTC-BB: LGDI) since November 14, 2003. He is also currently a director, president, CEO, secretary and treasurer of Donar Enterprises, Inc. (OTC-BB: DNRE), a competitive based EDGAR Formatting and Filing Service Provider. For the past five years, Mr. Tay has been a business consultant, specializing in corporate and securities consulting, and has served on the board of directors and as an officer for several private and public companies, including Global Energy Group, Inc. F/K/A 1StopSale.com Holdings, Inc. (OTC-BB: GENG) and Jeremy's Microbatch Ice Creams, Inc. (OTC: JMIC). In late 2003, he started Heritage Capital Group, Inc., a private equity firm specializing in business acquisitions. His goal is to build a diversified public holding company through multiple acquisitions. His investment philosophy is to be patient and conservative, with the primary objective of enhancing shareholder value. He is also active in assisting others in all areas of corporate development and corporate finance. Prior to that, he was a licensed National Association of Securities Dealers (NASD) Series 7 Registered Representative or stockbroker.

Family Relationships
--------------------

Michael Tay, Chief Executive Officer, President and Treasurer of the Company, is the father of William Tay, the Company's Vice President and Secretary.

Involvement on Certain Material Legal Proceedings During the Last Five Years
----------------------------------------------------------------------------

No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations. No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities. No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

Compliance with Section 16(A) of the Securities Exchange Act of 1934
--------------------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Company on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, Michael Tay and William Tay comprising all of the Company's executive officers, directors and greater than 10% beneficial owners of its common stock, have complied with Section 16(a) filing requirements applicable to them during the Company's most recent fiscal year.

Indemnification of Directors and Officers
-----------------------------------------

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

Indemnification of officers or persons controlling the Company for liabilities arising under the Securities Act of 1933, as amended, is held to be against public policy by the Securities and Exchange Commission and is therefore unenforceable.

Audit Committee
---------------

At December 31, 2003, the Company had not formed an audit committee or adopted an audit committee charter. In lieu of an audit committee, the Company's board of directors assumes the responsibilities that would normally be those of an audit committee.

Code of Ethics
--------------

Not recognizing the current desirability to have a code of ethics, we have not yet adopted a code of ethics.

ITEM 10.  EXECUTIVE COMPENSATION.

Summary Compensation Table
--------------------------

     NAME                 POSITION(S)              COMPENSATION
-----------------------------------------------------------------
Michael Tay          President, CEO, CFO,              None
                     Treasurer, and Director

William Tay          Vice President, Secretary         None
                     and Director

As of the date of this report, no salary has been paid to the Company's officers and directors. Officers and directors of the Company will not receive regular salary compensation until the Company becomes profitable from revenue producing operations. The Board of Directors will determine the amount of their salaries, which will depend on the profitability of the Company.

In the future, the Board of Directors may set annual bonuses based on profitability and performance of the Company.

Employment Contracts
--------------------

The Company has no employment agreements with any of its officers or directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock, with respect to each of our named director and executive officer, each person known to us to be the beneficial owner of more than five percent (5%) of said securities, and all of our directors and executive officers as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

                                               AMOUNT OF        PERCENTAGE
  NAME AND ADDRESS OF          TITLE OF        BENEFICIAL           OF
  BENEFICIAL OWNER (1)          CLASS         OWNERSHIP (2)      CLASS (2)
  --------------------         --------       -------------     ----------

  Michael Tay                   Common         8,165,260          85.21%
  President, Treasurer and
  Director (3)

  William Tay                   Common           794,000           8.29%
  Vice President, Secretary
  and Director (3)

  All directors and officers    Common         8,959,260          93.50%
  as a group (2 persons)

  ---------------------
   (1) Unless otherwise indicated, the address for each principal shareholder is 2000 Hamilton Street, #520, Philadelphia, Pennsylvania 19130.
   (2) Represents the number of shares of common stock owned of record and beneficially by each named person or group, expressed as a percentage of 9,583,000 shares of common stock outstanding as of 12/31/2003.

   (3) Michael Tay and William Tay are father and son, respectively. Each disclaims beneficial ownership in the shares of the other.

Change in Control
-----------------

No arrangements exist that may result in a change of control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Since the Company's inception, the following transactions were entered into with the Company's officers, directors and/or affiliates.

The Company's officers and directors acquired their shares with the intent to hold the shares for investment purpose and not with a view to further resale or distribution, except as permitted under exemptions from registration requirements under applicable securities laws. That means that they may not sell such securities unless they are either registered with the SEC and comparable agencies in the states or other jurisdictions where the purchasers reside, or are exempted from registration. The most widely used exemption from registration requirements is provided by SEC Rule 144, which requires a one year holding period prior to resale, and limits the quantities of securities that can be sold during any 90 day periods.

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

In connection with the Company's organization, on January 5, 2001, Michael Tay, the Company's president and CEO, was issued 1,910,000 shares of the Company's restricted common stock in exchange for services, the business plan of the Company, and its web site and domain name, 5,000,000 restricted shares for services rendered during year 2002 and 1,875,000 restricted shares for services rendered during year 2003.

In October 14, 2003, the Company issued 109,000 shares of common stock to William Tay, the Company's current vice-president and secretary, for services rendered.

It is contemplated that the Company may enter into certain transactions with its officers and directors or affiliates which may involve conflicts of interest in that they will not be arms' length transactions. These transactions include the following:

The Company issued 60,000 shares of its restricted common stock on January 24, 2001 to the son of the Company's president in exchange for corporate and securities consulting services.

The Company has no formal written employment agreement or other contracts with its officers and there is no assurance that the services to be provided by them will be available for any specific length of time in the future. Michael Tay and William Tay anticipate initially devoting up to approximately 20% of their time to the Company's affairs. If and when the Company's business operations increase and a more extensive time commitment is needed, both of them are prepared to devote more time to the Company's affairs, in the event that becomes necessary. The amounts of compensation and other terms of any full time employment arrangements would be determined if and when such arrangements become necessary.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits
--------

The following exhibits are filed as part of this report (exhibits marked with an asterisk have been previously filed with the Commission as indicated and are incorporated herein by this reference):

Exhibit No.                            Description
-----------   ---------------------------------------------------------------

   1.1*       Subscription Agreement (1)

   3.1*       Certificate of Incorporation (1)

   3.2*       Amended Certificate of Incorporation (2)

   3.3*       Bylaws (1)

   3.4*       Specimen Stock Certificate (1)

   4.1* Form of 8% Senior Subordinated Convertible Debenture due March 31, 2004 (3)

   4.2*       Form of Notice of Conversion (3)

  10.1*       2002 Employee, Consultant & Advisor Stock Compensation Plan (4)

  10.2*       Form on Stock Payment Agreement (4)

  21.1        Subsidiaries of the Registrant (5)

  23.1*       Consent of Stan J.H. Lee, CPA (1)(3)

  31.1        Certification of Chief Executive Officer Pursuant to 18 U.S.C.
              Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)

  31.2        Certification of Chief Financial Officer Pursuant to 18 U.S.C.
              Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)

  32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

Footnotes:

   (1) Incorporated herein by reference to the Company's Registration Statement on Form SB-2, filed on February 2, 2001, File No. 333-55116, and the amendments thereto.

   (2) Incorporated herein by reference to the Company's current report on Form 8-K filed on March 21, 2003.

   (3) Incorporated herein by reference to the Company's current report on Form 8-K filed on June 23, 2003.

   (4) Incorporated herein by reference to the Company's Registration Statement on Form S-8 filed on May 14, 2002, File No. 333-88184.

   (5)  Filed herewith.


Reports on Form 8-K
-------------------

The following reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2003, the period covered by this report:

On October 27, 2003, the Company filed on Form 8-K to report that its common stock has been cleared for trading on the OTC Bulletin Board (OTC-BB) by NASD Regulation, Inc. under the ticker symbol "LGDI".

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

                                                    2003        2002
                                                 ---------    ---------
A. Audit Fees                                    $     800    $     800
B. Audit Related Fees                               None        None
C. Tax Fees                                         None        None
D. All Other Fees                                   None        None



                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 22, 2004               LEGEND INTERNATIONAL HOLDINGS, INC.


                                   By:  /s/ Michael Tay
                                       -----------------------------------
                                       Michael Tay, President
                                       (Principal Executive Officer and
                                       Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                Title                               Date
---------                -----                               ----

/s/ Michael Tay          President, Chief Executive          March 22, 2004
---------------------    Officer, Chief Financial
Michael Tay              Officer, Treasurer and
                         Director (Principal Executive,
                         Financial and Accounting Officer)

/s/ William Tay          Vice President, Secretary and       March 22, 2004
---------------------    Director
William Tay

                                                                   Exhibit 31.1

                                 CERTIFICATION
                                 -------------

I, Michael Tay, the Chief Executive Officer of Legend International Holdings, Inc., certify that:

(1) I have reviewed this annual report on Form 10-KSB of Legend International Holdings, Inc.

(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

(4) The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

       (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

       (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

(5) The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

       (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

       (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: March 22, 2004

/s/ Michael Tay
------------------------------------
Michael Tay, Chief Executive Officer

                                                                   Exhibit 31.2

                                 CERTIFICATION
                                 -------------

I, Michael Tay, the Chief Financial Officer of Legend International Holdings, Inc., certify that:

(1) I have reviewed this annual report on Form 10-KSB of Legend International Holdings, Inc.

(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

(4) The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

       (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

       (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

(5) The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

       (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

       (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: March 22, 2004

/s/ Michael Tay
------------------------------------
Michael Tay, Chief Financial Officer

                                                                   Exhibit 32.1

                   CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          AND CHIEF FINANCIAL OFFICER
                      PURSUANT TO 18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Annual Report of Legend International Holdings, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2003 as filed with the U.S. Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Tay, Chief Executive Officer and Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

       (i) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

       (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: March 22, 2004


By: /s/ Michael Tay
-------------------------------------
Michael Tay, Chief Executive Officer
 and Chief Financial Officer


A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Legend International Holdings, and will be retained by Legend International Holdings, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                   Exhibit 21.1

                      LIST OF SUBSIDIARIES OF THE COMPANY
                      -----------------------------------

    Name of Subsidiary                          Percent of Ownership
    ------------------                          --------------------
    Legend Consolidated Group, Inc.,                    100%
    a Delaware corporation