Form 10QSB
period 2004-03-31
LEGEND INTERNATIONAL HOLDINGS INC
filed 2004-04-16
CIK 1132143

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

         [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

         [ ]      Transition report under Section 13 or 15(d) of the Exchange
                  Act

             For the transition period from __________ to __________

                         Commission file number 0-32551

                      Legend International Holdings, Inc.
       (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                              23-3067904
(State or Other Jurisdiction of                                 (IRS Employer
Incorporation or Organization)                               Identification No.)


                           2000 Hamilton Street, #520
                     Philadelphia, Pennsylvania 19130-3883
                    (Address of Principal Executive Offices)


                                 (215) 893-3662
                (Issuer's Telephone Number, Including Area Code)


                                       N/A
              (Former Name, Former Address and Former Fiscal Year,
                          If changed since Last Report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 16, 2004 there were outstanding 9,583,000 shares of common stock, par value $0.001, and no shares of preferred stock.

Transitional Small Business Disclosure Format: Yes [ ] No [x]

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY AND ITS INDUSTRY. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE, ACHIEVEMENTS AND PROSPECTS TO BE MATERIALLY DIFFERENT FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.



                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Management's Representation of Interim Financial Information

The accompanying unaudited interim financial statements have been prepared by Legend International Holdings, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's report on Form 10-KSB for the year ended December 31, 2003.

                      LEGEND INTERNATIONAL HOLDINGS, INC.
                         (A Development Stage Company)
                                Balance Sheets



                                    ASSETS

                                                                 March 31,
                                                                   2004           December
                                                                (Unaudited)       31, 2003
                                                                ------------    ------------
Current Assets

    Cash                                                        $    102,594    $    102,436
                                                                ------------    ------------
           Total Current Assets                                      102,594         102,436
                                                                ------------    ------------

           Total Assets                                         $    102,594    $    102,436
                                                                ============    ============

                                  LIABILITIES

Current Liabilities

    Accrued Interest                                                   6,667           4,667
    Convertible Debenture Payable                                    100,000         100,000
    Shareholder Advances                                               5,306           5,081
                                                                ------------    ------------
           Total Current Liabilities                                 111,973         109,748
                                                                ------------    ------------
           Total Liabilities                                         111,973         109,748
                                                                ------------    ------------
    Commitments and Contingencies                                          -               -
                                                                ------------    ------------

                             STOCKHOLDERS' EQUITY

Preferred Stock
    $.001 par value, 20,000,000 shares authorized
    no shares issued and outstanding                                       -               -

Common Stock
    $.001 par value, 100,000,000 shares authorized
    9,583,000 shares issued and outstanding                            9,583           9,583

Additional Paid-in-Capital                                           344,567         344,567

Accumulated Deficit during the Development Period                   (363,529)       (361,462)
                                                                ------------    ------------
           Total Stockholders' Equity                                 (9,379)         (7,312)
                                                                ------------    ------------
           Total Liabilities and Stockholders' Equity           $    102,594    $    102,436
                                                                ============    ============


     The accompanying notes are integral part of the financial statements.

                      LEGEND INTERNATIONAL HOLDINGS, INC.
                         (A Development Stage Company)
                           Statements of Operations
                                  (Unaudited)



                                                                          January 5, 2001
                                           For the Three Months Ended       (Inception)
                                                    March 31                to March 31
                                         -------------------------------   --------------
                                              2004             2003             2004
                                         --------------   --------------   --------------
Revenues:

    Revenues                             $            -   $            -   $        4,875
                                         --------------   --------------   --------------
           Total Revenues                             -                -            4,875

Cost of Revenues:

    Cost of Revenues                                  -                -            1,045
                                         --------------   --------------   --------------
           Gross Profit                  $            -   $            -   $        3,830

Expenses:

    Stock Based Compensation                          -           31,250          335,450
    Operating Expenses                            2,395            1,525           32,657
                                         --------------   --------------   --------------
           Total Expenses                         2,395           32,775          368,107

Other Income and Expenses:

    Interest Income                                 328                4              748
                                         --------------   --------------   --------------
           Net Loss before Taxes                 (2,067)         (32,771)        (363,529)

Provision for Income Taxes:

    Income Tax Benefit                                -                -                -
                                         --------------   --------------   --------------
           Net Loss                      $       (2,067)  $      (32,771)  $     (363,529)
                                         ==============   ==============   ==============

Basic and Diluted Earnings Per Common
  Share                                          (0.000)          (0.004)
                                         --------------   --------------
Weighted Average number of Common
  Shares used in per share calculations       9,583,000        7,557,333
                                         ==============   ==============



     The accompanying notes are integral part of the financial statements.

                      LEGEND INTERNATIONAL HOLDINGS, INC.
                         (A Development Stage Company)
                           Statements of Cash Flows
                                  (Unaudited)



                                                                          January 5, 2001
                                           For the Three Months Ended       (Inception)
                                                    March 31                to March 31
                                         -------------------------------   --------------
                                              2004             2003             2004
                                         --------------   --------------   --------------
 Cash Flows from Operating Activities:

    Net Loss                             $       (2,067)  $      (32,771)  $     (363,529)

    Adjustments to reconcile net loss
      to net cash used by operating
      activities:
    Shares Issued for Stock Based
      Compensation                                    -           31,250          335,450
    Changes in operating assets and
      liabilities:
    Accounts Payable                                  -                -                -
    Deferred Offering Costs                           -                -                -
    Inventory                                         -                -                -
    Accrued Interest                              2,000                -            6,667
                                         --------------   --------------   --------------
 Net Cash Used in Operating Activities   $          (67)  $       (1,521)  $      (21,412)



 Cash Flows from Financing Activities:

    Proceeds from Convertible
      Debenture Payable                               -                -          100,000
    Shareholder Advance                             225            1,474            5,306
    Proceeds from Issuance of Stock                   -                -           18,700
                                         --------------   --------------   --------------
 Net Cash Provided for Financing
   Activities                            $          225   $        1,474   $      124,006
                                         --------------   --------------   --------------

 Net Increase (Decrease) in Cash         $          158   $          (47)  $      102,594

 Cash Balance,  Begin Period                    102,436            3,016                -
                                         --------------   --------------   --------------
 Cash Balance,  End Period               $      102,594   $        2,969   $      102,594
                                         ==============   ==============   ==============

 Supplemental Disclosures:
    Cash Paid for interest               $            -   $            -   $            -
    Cash Paid for income taxes           $            -   $            -   $            -
    Stock Issued for Services            $            -   $       31,250   $      335,450



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

The Company has a total of 100,000,000 authorized common shares and 20,000,000 authorized preferred shares with a par value of $.001 per share and with 9,583,000 common shares issued and outstanding as of March 31, 2004. There are no preferred shares outstanding as of March 31, 2004.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 148"). This Statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company periodically reviews the carrying amount of property, plant and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets, accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell. As of March 31, 2004, management does not believe there is any impairment of the carrying amounts of assets.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheets for the Company's assets and liabilities approximate their fair values as of March 31, 2004.

NOTE 2  -  COMMON STOCK

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

In January 2001, 1,910,000 common shares were issued to the Company's founder for organization cost valued at $95,500, 5,000 common shares for web site development cost of $250 to an unrelated party, and 60,000 common shares for corporate consulting fee to a related party in the amount of $3,000.

In March 2002, 5,000,000 common shares were issued to the Company's founder in exchange for present and future services valued at $125,000.

In February 2002, the Company filed a registration statement on Form SB-2 with the United States Securities and Exchange Commission to sell up to 2,000,000 shares of its common stock at $0.05 per share, which became effective on April 11, 2001. The Company sold 374,000 shares of its common stock under the offering.

In 2003, 1,875,000 common shares were issued to the Company's sole officer and director for services valued at $93,750, 250,000 common shares for corporate consulting services valued at $12,250 to an unrelated party, and 109,000 shares for services valued at $5,450 to a related party.

NOTE 3 - ORGANIZATION COSTS

The Company has incurred legal, accounting, and other formation costs. These costs were expenses as incurred.

NOTE 4  -  RELATED PARTIES

In January 2001, 1,910,000 common shares were issued to the Company's founder for organization cost valued at $95,500, and 60,000 common shares were issued to a related party in exchange for consulting fee valued at $3,000.

In March 2002, 5,000,000 common shares were issued to the Company's founder in exchange for present and future services valued at $125,000.

In 2003, 1,875,000 common shares were issued to the Company's sole officer and director for services valued at $93,750, and 109,000 shares for services valued at $5,450 to a related party.

As of March 31, 2004, the Company owed the President and CEO of the Company an outstanding balance of $5,306 for expenses incurred on its behalf.

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

NOTE 7.  CONVERTIBLE DEBENTURE PAYABLE

In April of 2003, the Company authorized convertible debentures that are to be due March 31, 2004 and are 8% senior subordinated convertible debentures. During 2003, a total of $100,000 was received for these debentures and interest has been accrued as of March 31, 2004. The debentures are convertible into SEC 144 restricted stock at the rate of $.10 per share at the option of the holder. On March 24, 2004, the parties to the Convertible Debentures have agreed to extend the due date until March 31, 2006.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial information set forth in the following discussion should be read in conjunction with, and qualified in its entirety by, the Financial Statements included in this report.

Plan of Operation

Legend International Holdings, Inc. (the "Company") is a publicly-traded company which trades on the Over-the-Counter Bulletin Board (OTC BB) under the symbol "LGDI." The Company is presently a development stage company that intends to act as a holding company by building and acquiring controlling or other interests in one or more companies engaged in the contract sales and distribution of specialty medical products.

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

The Company believes it can achieve both profitability and overall revenue growth by "rolling up" smaller, individually owned, local and regional, contract sales and distribution businesses under the "umbrella" of "Legend International Holdings, Inc." as the parent company. The Company's management believes that "Economies of Scale" can be achieved by consolidating the "single owner" contract sales and distribution companies into the Company. The Company further believes that it can reduce combined overall overhead costs among the companies acquired by eliminating many duplicated everyday business headaches for the small business owners, such as accounting services, marketing and advertising costs, office staff and equipments, etc. The Company also believes that consolidating and focusing efforts on a combined marketing campaign will assist the various companies acquired by the Company to achieve overall revenue growth. Furthermore, the Company believes that its acquisition plan to consolidate the industry, utilizing its public stock as currency, represents an enormous opportunity for the Company to acquire these target companies and to provide their shareholders a liquidity event for an exit while at the same time to provide the acquired companies management team the opportunity to continue to run and grow their businesses.

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

Liquidity and Capital Resources

As of March 31, 2004, the Company has $102,594 in cash with which to satisfy any future cash requirements. The Company will need approximately $500,000 in cash to fund the necessary due diligence expenses related to its acquisition plan, including the cost of accountants performing audits of the financial statements of its targets. The Company plans to satisfy its cash requirements by additional equity financing or loans. This will be in the form of private placements of restricted common stock, preferred stock or debentures. The

Company may not be able to operate if it does not obtain the additional capital or financing it requires. There can be no assurance that the Company will be successful in raising such capital or financing and thus, be able to satisfy its cash requirements. In addition, the Company intends to use its securities as the principal medium of payment for all acquisitions. However, to the extent certain cash payments are required; the Company will attempt to minimize those payments in view of the Company's lack of cash.

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

The Company is still considered to be a development stage company, with no significant revenue, and is dependent upon the raising of capital through placement of its common stock, preferred stock or debentures. In the event the Company is unsuccessful in raising such capital, it may never commence active operations, and the Company will not attempt to pursue further efforts with respect to such business, and it is unlikely it would have the financial ability to do so in any event. Instead management will call a shareholders' meeting to decide whether to liquidate the Company or what direction it will pursue, if any. However, the Company presently has no plans, commitments or arrangements with respect to any other potential business venture and there is no assurance it could become involved with any other business venture, especially any business venture requiring significant capital.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days of the filing date of this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.



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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits:

           Exhibit 99.1* Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to
                            Section 302 of the Sarbanes-Oxley Act of 2002.

           Exhibit 99.2* Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to
                            Section 906 of the Sarbanes-Oxley Act of 2002.

---------------------
*    Filed herewith.


       (b) Reports on Form 8-K:

1. A Form 8-K was filed by the Company dated February 3, 2004 regarding change in certifying accountant.

2. A Form 8-K was filed by the Company dated March 24, 2004 to disclose the extension of the due date of the Company's 8% senior subordinated convertible debentures to March 31, 2006.



                                  SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Legend International Holdings, Inc.
                                       (Registrant)


Date: April 16, 2004                   By:   /s/ Michael Tay
                                           ------------------------------------
                                             Michael Tay
                                             President, CEO, CFO, and Director

                                                                   Exhibit 99.1

                                CERTIFICATIONS

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date: April 16, 2004
                                           /s/ Michael Tay
                                          ---------------------------------
                                          Name: Michael Tay
                                          Title: Chief Executive Officer and
                                          Chief Financial Officer


A signed original of this written statement required by Section 302 of the Sarbanes-Oxley Act of 2002 has been provided to Legend International Holdings, Inc. and will be retained by Legend International Holdings, Inc. and furnished to the Securities and Exchange Commission or it staff upon request.

                                                                   Exhibit 99.2


                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Legend International Holdings, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Tay, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: April 16, 2004
                                           /s/ Michael Tay
                                          ---------------------------------
                                          Name: Michael Tay
                                          Title: Chief Executive Officer and
                                          Chief Financial Officer


A signed original of this written statement required by Section 906 has been provided to Legend International Holdings, Inc., and will be retained by Legend International Holdings, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.