Form 10QSB
period 2004-06-30
LEGEND INTERNATIONAL HOLDINGS INC
filed 2004-07-19
CIK 1132143

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                  FORM 10-QSB




             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                   For the quarterly period ended June 30, 2004


                         Commission File Number: 0-32551


                       Legend International Holdings, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Delaware                                     23-3067904
-------------------------------             ---------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)


          2000 Hamilton Street, #520, Philadelphia, Pennsylvania 19130
          ------------------------------------------------------------
           (Address of principal executive offices including zip code)


                                 (215) 893-3662
                           ---------------------------
                           (Issuer's telephone number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]    No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 19, 2004 there were outstanding 10,474,000 shares of common stock, par value $0.001, and no shares of preferred stock.

Transitional Small Business Disclosure Format:   Yes [ ]     No [X]

                      LEGEND INTERNATIONAL HOLDINGS, INC.
           FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
                                     INDEX


                                                                           Page

PART I FINANCIAL INFORMATION.................................................3

Item 1.  Financial Statements................................................3
         Balance Sheets at June 30, 2004, and December 31, 2003..............3
         Statements of Operations for the Three Months and
           Six Months Ended June 30, 2004, and June 30, 2003.................4
         Statements of Cash Flows for the Six Months Ended
           June 30, 2004, and June 30, 2003..................................5
         Notes to Financial Statements.......................................6
Item 2.  Management's Discussion and Analysis................................7
Item 3.  Controls and Procedures.............................................9

PART II  OTHER INFORMATION...................................................9
Item 1.  Legal Proceedings...................................................9
Item 2.  Changes in Securities...............................................9
Item 3.  Defaults Upon Senior Securities.....................................9
Item 4.  Submission of Matters to a Vote of Securities Holders...............9
Item 5.  Other Information...................................................9
Item 6.  Exhibits and Reports on Form 8-K....................................9

         SIGNATURES.........................................................10

         CERTIFICATIONS.....................................................11



--------------------

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited balance sheet of the Registrant as of June 30, 2004, the audited balance sheet at December 31, 2003, and the unaudited statements of operations for the three months and six months ended June 30, 2004 and June 30, 2003 follow. The financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.



                      LEGEND INTERNATIONAL HOLDINGS, INC.
                         (A Development Stage Company)
                                BALANCE SHEETS

                                    ASSETS
                                                      June 30,
                                                        2004      December
                                                     (Unaudited)  31, 2003
                                                     ----------  ----------
Current Assets
    Cash                                             $  101,312  $  102,436
                                                     ----------  ----------
           Total Current Assets                         101,312     102,436
                                                     ----------  ----------

           Total Assets                              $  101,312  $  102,436
                                                     ==========  ==========


                                  LIABILITIES

Current Liabilities
    Accrued Interest                                      8,667       4,667
    Convertible Debenture Payable                             -     100,000
    Shareholder Advances                                  6,012       5,081
                                                     ----------  ----------
           Total Current Liabilities                     14,679     109,748
                                                     ----------  ----------
Non-Current Liabilities
    Convertible Debenture Payable                       100,000           -
                                                     ----------  ----------

           Total Liabilities                            114,679     109,748
                                                     ----------  ----------
    Commitments and Contingencies                             -           -
                                                     ----------  ----------


                             STOCKHOLDERS' EQUITY

Preferred Stock
    $.001 par value, 20,000,000 shares authorized
    no shares issued and outstanding                          -           -
Common Stock
    $.001 par value, 100,000,000 shares authorized
    10,474,000 shares issued and outstanding             10,474       9,583
Additional Paid-in-Capital                              388,226     344,567
Accumulated Deficit during the Development Period      (412,067)   (361,462)
                                                     ----------  ----------
      Total Stockholders' Equity                        (13,367)     (7,312)
                                                     ----------  ----------
      Total Liabilities and Stockholders' Equity     $  101,312  $  102,436
                                                     ==========  ==========


   The accompanying notes are an integral part of the financial statements.

                      LEGEND INTERNATIONAL HOLDINGS, INC.
                        (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)



                                           For the      For the      For the      For the      January 5,
                                           3-Months     3-Months     6-Months     6-Months     2001
                                           Ended        Ended        Ended        Ended        (Inception)
                                           June 30,     June 30,     June 30,     June 30,     to June 30,
                                           2004         2003         2004         2003         2004
                                           -----------  -----------  -----------  -----------  -----------
Revenues:
    Revenues                               $         -  $         -  $         -  $         -  $     4,875
                                           -----------  -----------  -----------  -----------  -----------
           Total Revenues                            -            -            -            -        4,875

Cost of Revenues:
    Cost of Revenues                                 -            -            -            -        1,045
                                           -----------  -----------  -----------  -----------  -----------
           Gross Profit                    $         -  $         -  $         -  $         -  $     3,830

Expenses:
    Stock Based Compensation                    44,550            -       44,550       31,250      380,000
    Operating Expenses                           4,312        1,585        6,707       11,537       36,969
                                           -----------  -----------  -----------  -----------  -----------
           Total Expenses                       48,862        1,585       51,257       42,787      416,969

Other Income and Expenses:
    Interest Income                                324           49          652           53        1,072
                                           -----------  -----------  -----------  -----------  -----------
           Net Loss before Taxes               (48,538)      (1,536)     (50,605)     (42,734)    (412,067)

Provision for Income Taxes:
    Income Tax Benefit                               -            -            -            -            -
                                           -----------  -----------  -----------  -----------  -----------
           Net Loss                        $   (48,538) $    (1,536) $   (50,605) $   (42,734) $  (412,067)
                                           ===========  ===========  ===========  ===========  ===========

Basic and Diluted Earnings Per Common
  Share                                         (0.005)      (0.000)      (0.005)      (0.006)
                                           -----------  -----------  -----------  -----------
Weighted Average number of Common
  Shares used in per share calculations     10,474,000    7,974,000   10,028,500    7,765,667
                                           ===========  ===========  ===========  ===========


   The accompanying notes are an integral part of the financial statements.

                     LEGEND INTERNATIONAL HOLDINGS, INC.
                        (A Development Stage Company)
                          STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                            For the      For the      January 5,
                                            6-Months     6-Months     2001
                                            Ended        Ended        (Inception)
                                            June 30,     June 30,     to June 30,
                                            2004         2003         2004
                                            -----------  -----------  -----------
 Cash Flows from Operating Activities:
    Net Loss                                $   (50,605) $   (42,734) $  (412,067)
    Adjustments to reconcile net loss
      to net cash used by operating
      activities:
    Shares Issued for Stock Based
      Compensation                               44,550       31,250      380,000
    Changes in operating assets and
      liabilities:
    Accounts Payable                                  -            -            -
    Deferred Offering Costs                           -        8,428            -
    Inventory                                         -            -            -
    Accrued Interest                              4,000            -        8,667
                                            -----------  -----------  -----------
 Net Cash Provided (used) by Operating
   Activities                               $    (2,055) $    (3,056) $   (23,400)
                                            -----------  -----------  -----------

 Cash Flows from Investing Activities:                -            -            -
                                            -----------  -----------  -----------
 Net Cash Provided by Investing
   Activities                               $         -  $         -  $         -
                                            -----------  -----------  -----------

 Cash Flows from Financing Activities:
    Proceeds from Convertible
      Debenture Payable                               -      100,000      100,000
    Shareholder Advance                             931        2,319        6,012
    Proceeds from Issuance of Stock                   -            -       18,700
                                            -----------  -----------  -----------
 Net Cash Provided by Financing
   Activities                               $       931  $   102,319  $   124,712
                                            -----------  -----------  -----------

 Net Increase (Decrease) in Cash            $    (1,124) $    99,263  $   101,312
 Cash Balance,  Begin Period                    102,436        3,015            -
                                            -----------  -----------  -----------
 Cash Balance,  End Period                  $   101,312  $   102,278  $   101,312
                                            ===========  ===========  ===========

 Supplemental Disclosures:
    Cash Paid for interest                  $         -  $         -  $         -
    Cash Paid for income taxes              $         -  $         -  $         -
    Stock Issued for Services               $    44,550  $    31,250  $   380,000


   The accompanying notes are an integral part of the financial statements.

                      LEGEND INTERNATIONAL HOLDINGS, INC.
                         (A Development Stage Company)
                   NOTES TO THE INTERIM FINANCIAL STATEMENTS


(1)  Unaudited Financial Statements

The balance sheet as of June 30, 2004, the statements of operations and the statements of cash flows for the three month and six month periods ended June 30, 2004 and 2003, have been prepared by Legend International Holdings, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2004 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the December 31, 2003 audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission.

(2)  Basis of Presentation - Going Concern

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred net losses since its inception and has experienced liquidity problems that raise substantial doubt about its ability to continue as a going concern. The stockholders/officers and or directors have committed to advancing operating costs of the Company interest free to insure that the Company has enough operating capital over the next twelve months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial information set forth in the following discussion should be read in conjunction with, and qualified in its entirety by, the Financial Statements included in this report.

History and Organization

Legend International Holdings, Inc. (Company), a development stage company, was incorporated under the laws of the State of Delaware on January 5, 2001 under the name Sundew International, Inc. The Company has never generated any significant revenues from operations and is still considered a development stage company. The Company was initially formed to engage in the business of selling compatible inkjet cartridges, and refill kits on the Internet for the consumer printer market. In March, 2003, management of the Company decided to engage in the business of building and acquiring controlling or other interests in one or more companies engaged in the contract sales and distribution of specialty medical products, and raise additional capital for this purpose. Neither business was successful and operations of both were eventually discontinued.

Plan of Operations

Management's plan of operation for the next twelve months is to acquire income producing real property, which management believes to be undervalued, and which it is able to acquire with limited cash outlays. The Company will consider properties within Eastern Pennsylvania, Delaware, and Southern New Jersey. The Company will attempt to acquire such properties by assuming existing favorable financing and paying the balance of the purchase price with nominal cash payments or through the issuance of shares of its common stock. Once such properties are acquired, the Company plans to lease them to primarily commercial tenants, typically under a triple net lease, wherein; the tenant is responsible for most of the maintenance and repairs, common expenses, taxes and insurance. With respect to multi-family properties, the Company will generally bear the burden of the maintenance costs. The Company plans to make limited investments to improve the properties with the objective of increasing occupancy and cash flows. Management believes that, with limited improvements and effective management, properties can be sold at a profit within a relatively short period of time.

The Company's current business plan is comprised of four phases in its implementation. These phases are as follows:

   1.   Raise additional capital through debt and/or equity offerings.
   2.   Acquisition of income producing property and property management.
   3.   Management of acquired property.
   4.   Sale of appreciated property.

The Company currently does not own any property.

Liquidity and Capital Resources

The Company has financed its operations through the sale of convertible debentures. During April - June 2003, the Company sold an aggregate of $100,000 of the Company's 8% senior subordinated convertible debentures due March 31, 2004, which due date was subsequently extended through March 31,

2006. The debentures are convertible into the Company's Common Stock at $0.10 per share at the option of the holder.

At June 30, 2004 the Company had $101,312 in total assets, which is comprised solely of cash in a bank. As of that same date, the Company had total current liabilities of $14,679, and had a working capital of $86,633.

As of June 30, 2004 the Company's total liabilities, including non-current liabilities was $114,679 and the Company had a stockholder deficit of $13,367.

The Company's liquidity and capital resources could improve in the short term by loans from related parties and financing activities (both equity and convertible debt related).

Readers are referred to the risk factors and cautionary statement, which addresses forward-looking statements.

Risk Factors and Cautionary Statement

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result", "are expected to", "will continue", "is anticipated", "estimated", "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions, and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include, among other, the following:

   - our ability to raise capital and grow our operations on a profitable basis;
   - our ability to compete in the Eastern Pennsylvania, Delaware, and Southern New Jersey real estate market;
   -   our ability to pay principal and interest on our debt;
   -   our ability to borrow in the future;
   -   adverse legislation or regulation;
   -   increases in interest rates;
   - increase in property tax rates as properties are reassessed by taxing authorities;
   -   natural disasters;
   -   unanticipated litigation or legal proceedings;
   - other factors which are described in further detail in the Company's filings with the Securities and Exchange Commission.

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

ITEM 2.  CHANGES IN SECURITIES

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits:

           Exhibit 99.1* Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to
                            Section 302 of the Sarbanes-Oxley Act of 2002.

           Exhibit 99.2* Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to
                            Section 906 of the Sarbanes-Oxley Act of 2002.

---------------------
*   Filed herewith electronically.

       (b) Reports on Form 8-K:

The Company filed two reports on Form 8-K during the quarterly period ended June 30, 2004. The first report was filed on June 7, 2004. The items reported on this form were Item 4, "Changes in Registrant's Certifying Accountant" and
Item 7, "Exhibits." The second report was filed on June 10, 2004, and is an amendment to the first report. The item reported on that form was Item 4, "Changes in Registrant's Certifying Accountant" and Item 7, "Exhibits."






                                  SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Legend International Holdings, Inc.



Date: July 19, 2004                    By:  /s/ Michael Tay
                                           ------------------------------------
                                           Michael Tay
                                           President, CEO, CFO, and Director

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

       a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

       a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

       b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: July 19, 2004


/s/ Michael Tay
----------------------------------------
Michael Tay, Chief Executive Officer and
Chief Financial Officer

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

                                                                   Exhibit 99.2


                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Legend International Holdings, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Tay, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: July 19, 2004

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