Form 10QSB/A
period 2004-06-30
LEGEND INTERNATIONAL HOLDINGS INC
filed 2004-08-13
CIK 1132143

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                FORM 10-QSB/A




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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 13, 2004 there were outstanding 10,474,000 shares of common stock, par value $0.001, and no shares of preferred stock.

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

Item 1.  Financial Statements................................................3
         Balance Sheets at June 30, 2004, and December 31, 2003..............3
         Statements of Operations for the Three Months and
           Six Months Ended June 30, 2004, and June 30, 2003, and
           the Period from January 5, 2001 (date of inception) to
           June 30, 2004.....................................................4
         Statements of Cash Flows for the Six Months Ended
           June 30, 2004, and June 30, 2003, and the Period from
           January 5, 2001 (date of inception) to June 30, 2004..............5
         Notes to Financial Statements.......................................6
Item 2.  Management's Discussion and Analysis................................7
Item 3.  Controls and Procedures.............................................9

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

         SIGNATURES.........................................................10

         CERTIFICATIONS.....................................................11



--------------------

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited balance sheet of the Registrant as of June 30, 2004, the audited balance sheet at December 31, 2003, and the unaudited statements of operations for the three months and six months ended June 30, 2004 and June 30, 2003, and the period from January 5, 2001 (date of inception) to June 30, 2004 follow. The financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.



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

                     LEGEND INTERNATIONAL HOLDINGS, INC.
                        (A Development Stage Company)
                          STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                            For the      For the      January 5,
                                            6-Months     6-Months     2001
                                            Ended        Ended        (Inception)
                                            June 30,     June 30,     to June 30,
                                            2004         2003         2004
                                            -----------  -----------  -----------
 Cash Flows from Operating Activities:
    Net Loss                                $   (50,605) $   (42,734) $  (412,067)
    Adjustments to reconcile net loss
      to net cash used by operating
      activities:
    Shares Issued for Stock Based
      Compensation                               44,550       31,250      380,000
    Changes in operating assets and
      liabilities:
    Accounts Payable                                  -            -            -
    Deferred Offering Costs                           -        8,428            -
    Inventory                                         -            -            -
    Accrued Interest                              4,000            -        8,667
                                            -----------  -----------  -----------
 Net Cash Used In Operating Activities      $    (2,055) $    (3,056) $   (23,400)
                                            -----------  -----------  -----------

 Cash Flows from Investing Activities:                -            -            -
                                            -----------  -----------  -----------
 Net Cash Provided by Investing
   Activities                               $         -  $         -  $         -
                                            -----------  -----------  -----------

 Cash Flows from Financing Activities:
    Proceeds from Convertible
      Debenture Payable                               -      100,000      100,000
    Shareholder Advance                             931        2,319        6,012
    Proceeds from Issuance of Stock                   -            -       18,700
                                            -----------  -----------  -----------
 Net Cash Provided by Financing
   Activities                               $       931  $   102,319  $   124,712
                                            -----------  -----------  -----------

 Net Increase (Decrease) in Cash            $    (1,124) $    99,263  $   101,312
 Cash Balance,  Begin Period                    102,436        3,015            -
                                            -----------  -----------  -----------
 Cash Balance,  End Period                  $   101,312  $   102,278  $   101,312
                                            ===========  ===========  ===========

 Supplemental Disclosures:
    Cash Paid for interest                  $         -  $         -  $         -
    Cash Paid for income taxes              $         -  $         -  $         -


   The accompanying notes are an integral part of the financial statements.

                      LEGEND INTERNATIONAL HOLDINGS, INC.
                         (A Development Stage Company)
                   NOTES TO THE INTERIM FINANCIAL STATEMENTS


(1)  Unaudited Financial Statements

The balance sheet as of June 30, 2004, and the statements of operations and the statements of cash flows for the three month and six month periods ended June 30, 2004 and 2003, and the period from January 5, 2001 (date of inception) to June 30, 2004 have been prepared by Legend International Holdings, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2004 and for all periods presented, have been made.

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

History and Organization

Legend International Holdings, Inc. (Company), a development stage company, was incorporated under the laws of the State of Delaware on January 5, 2001 under the name Sundew International, Inc. The Company has never generated any significant revenues from operations and is still considered a development stage company. The Company was initially formed to engage in the business of selling compatible inkjet cartridges and refill kits on the Internet for the consumer printer market. In March 2003, management of the Company decided to engage in the business of building and acquiring controlling or other interests in one or more companies engaged in the contract sales and distribution of specialty medical products, and raise additional capital for this purpose. Neither business was successful and operations of both were eventually discontinued.

Plan of Operations

Management's plan of operation for the next twelve months is to acquire income-producing real property, which management believes to be undervalued, and which it is able to acquire with limited cash outlays. The Company will consider properties within Eastern Pennsylvania, Delaware, and Southern New Jersey. The Company will attempt to acquire such properties by assuming existing favorable financing and paying the balance of the purchase price with nominal cash payments or through the issuance of shares of its common stock. Once such properties are acquired, the Company plans to lease them to primarily commercial tenants, typically under a triple net lease, wherein the tenant is responsible for most of the maintenance and repairs, common expenses, taxes and insurance. With respect to multi-family properties, the Company will generally bear the burden of the maintenance costs. The Company plans to make limited investments to improve the properties with the objective of increasing occupancy and cash flows. Management believes that, with limited improvements and effective management, properties can be sold at a profit within a relatively short period of time.

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

As of June 30, 2004 the Company's total liabilities, including non-current liabilities, was $114,679 and the Company had a stockholder deficit of $13,367.

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

                                       Legend International Holdings, Inc.



Date: August 13, 2004                  By:  /s/ Michael Tay
                                           ------------------------------------
                                           Michael Tay
                                           President, CEO, CFO, and Director

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

Date: August 13, 2004


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

Date: August 13, 2004

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