Form 10QSB
period 2004-09-30
LEGEND INTERNATIONAL HOLDINGS INC
filed 2004-10-18
CIK 1132143

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                  FORM 10-QSB




            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



               For the quarterly period ended September 30, 2004


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 18, 2004 there were outstanding 10,474,000 shares of common stock, par value $0.001, and no shares of preferred stock.

Transitional Small Business Disclosure Format:   Yes [ ]     No [X]

                      LEGEND INTERNATIONAL HOLDINGS, INC.
         FORM 10-QSB FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
                                     INDEX


                                                                           Page

PART I FINANCIAL INFORMATION.................................................3

Item 1.  Financial Statements................................................3
         Balance Sheets at September 30, 2004, and December 31, 2003.........3
         Statements of Operations for the Three Months and Nine Months
           Ended September 30, 2004, and September 30, 2003, and the
           Period from January 5, 2001 (date of inception) to
           September 30, 2004................................................4
         Statements of Cash Flows for the Nine Months Ended September
           30, 2004, and September 30, 2003, and the Period from
           January 5, 2001 (date of inception) to September 30, 2004.........5
         Notes to Financial Statements.......................................6
Item 2.  Management's Discussion and Analysis................................7
Item 3.  Controls and Procedures.............................................9

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

         SIGNATURES.........................................................10

         CERTIFICATIONS.....................................................11



--------------------

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The unaudited balance sheet of the Registrant as of September 30, 2004, the audited balance sheet at December 31, 2003, and the unaudited statements of operations for the three months and nine months ended September 30, 2004 and September 30, 2003, and the period from January 5, 2001 (date of inception) to September 30, 2004 follow. The financial statements reflect all adjustments that are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.



                      LEGEND INTERNATIONAL HOLDINGS, INC.
                         (A Development Stage Company)
                                BALANCE SHEETS

                                    ASSETS

                                                      September
                                                      30, 2004    December
                                                     (Unaudited)  31, 2003
                                                     ----------  ----------
Current Assets
    Cash                                             $  101,594  $  102,436
                                                     ----------  ----------
           Total Current Assets                         101,594     102,436
                                                     ----------  ----------

           Total Assets                              $  101,594  $  102,436
                                                     ==========  ==========


                                  LIABILITIES

Current Liabilities
    Accrued Interest                                     10,667       4,667
    Convertible Debenture Payable                             -     100,000
    Shareholder Advances                                  6,317       5,081
                                                     ----------  ----------
           Total Current Liabilities                     16,984     109,748
                                                     ----------  ----------
Non-Current Liabilities
    Convertible Debenture Payable                       100,000           -
                                                     ----------  ----------

           Total Liabilities                            116,984     109,748
                                                     ----------  ----------
    Commitments and Contingencies                             -           -
                                                     ----------  ----------


                             STOCKHOLDERS' EQUITY

Preferred Stock
    $.001 par value, 20,000,000 shares authorized
    no shares issued and outstanding                          -           -
Common Stock
    $.001 par value, 100,000,000 shares authorized
    10,474,000 and 9,583,000 shares issued and
    outstanding in 2004 and 2003, respectively           10,474       9,583
Additional Paid-in-Capital                              388,226     344,567
Accumulated Deficit during the Development Period      (414,090)   (361,462)
                                                     ----------  ----------
      Total Stockholders' Equity                        (15,390)     (7,312)
                                                     ----------  ----------
      Total Liabilities and Stockholders' Equity     $  101,594  $  102,436
                                                     ==========  ==========


   The accompanying notes are an integral part of the financial statements.

                      LEGEND INTERNATIONAL HOLDINGS, INC.
                        (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)



                                           For the      For the      For the      For the      January 5,
                                           3-Months     3-Months     9-Months     9-Months     2001
                                           Ended        Ended        Ended        Ended        (Inception)
                                           September    September    September    September    to September
                                           30, 2004     30, 2003     30, 2004     30, 2003     30, 2004
                                           -----------  -----------  -----------  -----------  -----------
Revenues:
    Revenues                               $         -  $         -  $         -  $         -  $     4,875
                                           -----------  -----------  -----------  -----------  -----------
           Total Revenues                            -            -            -            -        4,875

Cost of Revenues:
    Cost of Revenues                                 -            -            -            -        1,045
                                           -----------  -----------  -----------  -----------  -----------
           Gross Profit                    $         -  $         -  $         -  $         -  $     3,830

Expenses:
    Stock Based Compensation                         -       80,450       44,550      111,700      380,000
    Operating Expenses                           2,351        3,559        9,058       15,096       39,320
                                           -----------  -----------  -----------  -----------  -----------
           Total Expenses                        2,351       84,009       53,608      126,796      419,320

Other Income and Expenses:
    Interest Income                                328          104          980          157        1,400
                                           -----------  -----------  -----------  -----------  -----------
           Net Loss before Taxes                (2,023)     (83,905)     (52,628)    (126,639)    (414,090)

Provision for Income Taxes:
    Income Tax Benefit                               -            -            -            -            -
                                           -----------  -----------  -----------  -----------  -----------
           Net Loss                        $    (2,023) $   (83,905) $   (52,628) $  (126,639) $  (414,090)
                                           ===========  ===========  ===========  ===========  ===========

Basic and Diluted Earnings Per Common
  Share                                         (0.000)      (0.001)      (0.005)      (0.016)
                                           -----------  -----------  -----------  -----------
Weighted Average number of Common
  Shares used in per share calculations     10,474,000    8,474,000   10,177,000    8,001,778
                                           ===========  ===========  ===========  ===========


   The accompanying notes are an integral part of the financial statements.

                     LEGEND INTERNATIONAL HOLDINGS, INC.
                        (A Development Stage Company)
                          STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                            For the      For the      January 5,
                                            9-Months     9-Months     2001
                                            Ended        Ended        (Inception)
                                            September    September    to September
                                            30, 2004     30, 2003     30, 2004
                                            -----------  -----------  -----------
 Cash Flows from Operating Activities:
    Net Loss                                $   (52,628) $  (126,639) $  (414,090)
    Adjustments to reconcile net loss
      to net cash used by operating
      activities:
    Shares Issued for Stock Based
      Compensation                               44,550      106,250      380,000
    Changes in operating assets and
      liabilities:
    Accounts Payable                                  -        5,450            -
    Deferred Offering Costs                           -        8,428            -
    Inventory                                         -            -            -
    Accrued Interest                              6,000        2,667       10,667
                                            -----------  -----------  -----------
 Net Cash Used In Operating Activities      $    (2,078) $    (3,844) $   (23,423)
                                            -----------  -----------  -----------

 Cash Flows from Investing Activities:                -            -            -
                                            -----------  -----------  -----------
 Net Cash Provided by Investing
   Activities                               $         -  $         -  $         -
                                            -----------  -----------  -----------

 Cash Flows from Financing Activities:
    Proceeds from Convertible
      Debenture Payable                               -      100,000      100,000
    Shareholder Advance                           1,236        3,136        6,317
    Proceeds from Issuance of Stock                   -            -       18,700
                                            -----------  -----------  -----------
 Net Cash Provided by Financing
   Activities                               $     1,236  $   103,136  $   125,017
                                            -----------  -----------  -----------

 Net Increase (Decrease) in Cash            $      (842) $    99,292  $   101,594
 Cash Balance,  Begin Period                    102,436        3,015            -
                                            -----------  -----------  -----------
 Cash Balance,  End Period                  $   101,594  $   102,307  $   101,594
                                            ===========  ===========  ===========

 Supplemental Disclosures:
    Cash Paid for interest                  $         -  $         -  $         -
    Cash Paid for income taxes              $         -  $         -  $         -


   The accompanying notes are an integral part of the financial statements.

                      LEGEND INTERNATIONAL HOLDINGS, INC.
                         (A Development Stage Company)
                   NOTES TO THE INTERIM FINANCIAL STATEMENTS


(1)  Unaudited Financial Statements

The balance sheet as of September 30, 2004, and the statements of operations and the statements of cash flows for the three month and nine month periods ended September 30, 2004 and 2003, and the period from January 5, 2001 (date of inception) to September 30, 2004 have been prepared by Legend International Holdings, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2004 and for all periods presented, have been made.

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

At September 30, 2004 the Company had $101,594 in total assets, which is comprised solely of cash in a bank. As of that same date, the Company had total current liabilities of $16,984, and had a working capital of $84,610.

As of September 30, 2004 the Company's total liabilities, including non-current liabilities, was $116,984 and the Company had a stockholder deficit of $15,390.

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

                                       Legend International Holdings, Inc.



Date: October 18, 2004                 By: /s/ Michael Tay
                                           ------------------------------------
                                           Michael Tay
                                           President, CEO, CFO, and Director