Form 10KSB
period 2004-12-31
LEGEND INTERNATIONAL HOLDINGS INC
filed 2005-03-31
CIK 1132143

United States
                       Securities and Exchange Commission
                              Washington D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
 (Mark one)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 2004      or
                             ------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________________  to _______________

Commission File Number   000-32551
                         ---------

                       LEGEND INTERNATIONAL HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter)

              Delaware                                        233067904
              --------                                        ---------
   (State or other jurisdiction of                          (IRS Employer
   incorporation or organisation)                        Identification No.)

         Level 8, 580 St Kilda Road Melbourne, Victoria, 3004, Australia
                      -------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code   011 (613) 8532 2890
                                                     -------------------

Securities registered pursuant to Section 12 (b) of the Act:
         Title of each class                    Name of each exchange
                                                 on which registered
                 N/A                                    N/A
                 ---                                    ---

Securities registered pursuant to Section 12(g) of the Act:
                     Common stock, par value $.001 per share
                     ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days.

                           Yes    X                  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.|X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

                  Yes    _                  No   X
                                                 -

State Issuer's Revenues for its most recent fiscal year.

None

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant's common stock, ("Common Stock") held by non-affiliates of the Company was $314,220 as at December 31, 2004.

There were 10,474,000 outstanding shares of Common Stock as of March ___, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

Transitional Small Business Issuer Yes:___  No:_X_


TABLE OF CONTENTS                                                              PAGE

PART I
Item 1            Business                                                      4
Item 2            Properties                                                    11
Item 3            Legal Proceedings                                             11
Item 4            Submission of Matters to a Vote of Security Holders           11

PART II
Item 5            Market for Common Equity and Related Stockholder Matters      12
Item 6            Management's Discussion and Analysis of
                  Financial Condition or Plan of Operation                      13
Item 7            Financial Statements                                          17
Item 8            Changes in and Disagreements with Accountants on
                  Accounting and Financial Statement Disclosure                 17
Item 8A           Controls and Procedures                                       18


PART III
Item 9            Directors and Executive Officers of the Registrant            19
Item 10           Executive Compensation                                        21
Item 11           Security Ownership of Certain Beneficial Owners
                  and Management and Related Stockholder Matters                22
Item 12           Certain Relationships and Related Transactions                23


Part IV
Item 13           Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K                                                   25
Item 14           Principal Accounting Fees and Services                        25


                  Signatures                                                    26
                  Exhibit Index                                                 28

                                     PART I


Item 1            Business

General

The terms "Legend," "Company," "we," "our," and "us" refer to Legend International Holdings, Inc. unless the context suggests otherwise.


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

Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make. Risks, uncertainties and inaccurate assumptions could cause actual results to differ materially from historical results or those currently anticipated. Consequently, no forward-looking statement can be guaranteed. The potential risks and uncertainties that could affect forward looking statements include, but are not limited to the risks of mineral exploration and development stage projects, political risks of development in foreign countries, risks associated with environmental and other regulatory matters, mining risks and competitors, the volatility of gold prices and movements in foreign exchange rates, increased competition, , governmental regulation, performance of information systems, and the ability of the Company to hire, train and retain qualified employees. In addition, other risks, uncertainties, assumptions, and factors that could affect the Company's results and prospects are described in this report, including under the heading "Risk Factors" and elsewhere and may further be described in the Company's prior and future filings with the Securities and Exchange Commission and other written and oral statements made or released by the Company.

We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this document. The information contained in this report is current only as of its date, and we assume no obligation to update any forward-looking statements.

Legend has a 100% owned subsidiary company Legend Consolidated Group Inc, a Delaware corporation. This company is inactive.

It is the policy of our Board of Directors that we will not engage in any activities which would subject us to registration and reporting requirements of the Investment Company Act of 1940.

Description of Business

Business Development

Legend was incorporated in the State of Delaware on January 5, 2001 under the name Sundew International, Inc., to engage in the business of selling compatible inkjet cartridges and refill kits on the Internet.

On March 13, 2003, Legend filed for an Amendment to its Certificate of Incorporation (the "Amendment") pursuant to which the name of Sundew International, Inc. was changed to "Legend International Holdings, Inc."

In November 2004, Renika Pty Ltd, an Australian corporation ("Renika") acquired an 88% interest in Legend from William and Michael Tay (the "Tays"), the Tays resigned as Directors and Officers of Legend, Joseph Gutnick was appointed President, Chief Executive Officer and a Director and Peter Lee was appointed Secretary. The Tays also granted Renika a six month option to acquire an additional 578,240 shares of common stock at an exercise price of $0.2594 per share. The option shares are also subject to a two year right of first refusal following the termination of the option. Commencing in fiscal 2005, Legend has decided to focus its business on mineral exploration activities.

Legend is a development stage company. Legend has not been involved in any bankruptcy, receivership or similar proceeding. Legend has not been involved in any material reclassification, merger consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Business of Issuer

Business

The Company has never generated any significant revenues from operations and is still considered a development stage company. The Company was initially formed to engage in the business of selling compatible inkjet cartridges and refill kits on the Internet for the consumer printer market. In March 2003, management of the Company decided to engage in the business of building and acquiring controlling or other interests in one or more companies engaged in the contract sales and distribution of specialty medical products, and raise additional capital for this purpose. Neither business was successful and operations of both were eventually discontinued. During fiscal 2004, management of the Company developed a plan of operations to acquire income-producing real property. The Company did not acquire any properties pursuant to such plan.

Following the change of management in November 2004, the Company has developed a new plan of operations for fiscal 2005, which is to engage in mineral exploration and development activities. Legend's current business plan calls for the identification of mineral properties, in South America and other parts of the world, where it can obtain secure title to exploration, development and mining interests. Our preference is to identify large gold deposits with low operating costs. We are prepared to consider the exploration, development and mining of profitable base metal interests.

To date, we have not identified any such mineral properties.

Employees

The services of our Chief Financial Officer as well as clerical employees are provided to us on a part-time basis pursuant to a Service Agreement effective December 1, 2004 (the "Service Agreement") by and between AXIS Consultants Pty Limited and ourselves. AXIS also provides office facilities, equipment, administration and clerical services to the Company pursuant to the Service Agreement. The Service Agreement may be terminated by written notice from the parties thereto.

Further detail relating to additional terms of the Service Agreement is included in "Item 2- Properties", "Item 12- Certain Relationships and Related Transactions" and "Item 10- Executive Compensation".

Risk Factors

Risks of Our Business

We Lack an Operating History And Have Losses Which We Expect To Continue Into the Future.

To date we have had no material source of revenue. We have no operating history as a mineral exploration or mining company upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

     -    exploration and development of any mineral property we identify;

     - our ability to locate economically viable mineral reserves in any mineral property we identify;

     - our ability to raise the capital necessary to conduct exploration and preserve our interest in mineral claims, increase our interest in mineral claims and continue as an exploration and mining company; and

     - our ability to generate revenues and profitably operate a mine on any mineral property we identify.


We Have No Mineral Exploration Properties and No Gold Or Other Mineral Reserves And We Cannot Assure You That We Will Find Such Properties Or Reserves. If We Develop A Gold Or Other Mineral Reserve, There Is No Guarantee That Production Will Be Profitable.

We do not have any mineral exploration properties. We cannot guarantee we will ever find any or that we will be successful in locating commercial mine reserves on any exploration properties that we may obtain. Even if we find a gold or other commercial minerals reserve, there is no assurance that we will be able to mine them. Even if we develop a mine, there is no assurance that we will make a profit. If we do not find gold or other commercial minerals you could lose part or all of your investment.

We Will Need Financing To Acquire Mineral Exploration Properties And To Determine If There Is Gold Or Other Commercial Minerals And To Maintain The Mineral Claims.

Our success will depend on our ability to raise capital. There is no assurance whatsoever that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us to make investments. If funds are not available in the amounts required to achieve our business strategy, we would be unable to reach our objective. This could cause the loss of all or part of your investment.

The Reports Of Our Independent Registered Public Accounting Firms Contain An Explanatory Paragraph Questioning Our Ability To Continue As A Going Concern.

The reports of our independent registered public accounting firms on our financial statements as of December 31 , 2004 and for the years ended December 31, 2004 and 2003 includes an explanatory paragraph questioning our ability to continue as a going concern. This paragraph indicates that we have not yet commenced revenue producing operations and have a retained deficit at December 31, 2004 of $(532,183) which conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

We Are A Small Operation And Do Not Have Significant Capital.

Because we will have limited working capital, we must limit our exploration. If we are unable to raise the capital required to undertake adequate exploration, we may not find gold or other commercial minerals even though properties that we may acquire may contain gold or other commercial minerals. If we do not find gold or other commercial minerals we may be forced to cease operations and you may lose your entire investment.

We Could Encounter Delays Due To Regulatory And Permitting Delays.

We could face delays in obtaining mining permits and environmental permits. Such delays, could jeopardize financing, if any, in which case we would have to delay or abandon work on the properties.

Gold Price Fluctuations.

If we are successful in locating and developing a gold ore reserve, our ability to raise the money to put it into production and operate it at a profit will be dependant on the then existing market price of gold. Declines in the market prices of gold may render reserves containing relatively low grades of ore uneconomic to exploit, and we may be required to discontinue exploration, development or mining on the properties, or write down our assets. If the price of gold is too low we will not be able to raise the money or produce any revenue. We cannot predict the future market price of gold. A sustained decline in the market price of gold could cause a reduction in the value of your investment and you may lose all or part of your investment.

There Are Uncertainties Inherent In The Estimation Of Gold Or Other Mineral Reserves.

Reserve estimates, including the economic recovery of gold ore, will require us to make assumptions about recovery costs and gold market prices. Reserve estimation is, by its nature, an imprecise and subjective process and the accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation, judgment and experience. The economic feasibility of properties will be based upon our estimates of the size and grade of ore reserves, metallurgical recoveries, production rates, capital and operating costs, and the future price of gold. If such estimates are incorrect or vary substantially it could effect our ability to develop an economical mine and would reduce the value of your investment.

If We Define An Economic Ore Reserve And Achieve Production, It Will Decline In The Future. An Ore Reserve Is A Wasting Asset.

Our future ore reserve and production, if any, will decline as a result of the exhaustion of reserves and possible closure of any mine that might be developed. Eventually, at some unknown time in the future, all of the economically extractable ore will be removed from the properties, and there will be no ore remaining unless this Company is successful in near mine site exploration to extend the life of the mining operation. This is called depletion of reserves. Ultimately, we must acquire or operate other properties in order to continue as an on going business. Our success in continuing to develop reserves, if any, will affect the value of your investment.

There Are Significant Risks Associated With Mining Activities.

The mining business is generally subject to risks and hazards, including quantity of production, quality of the ore, environmental hazards, industrial accidents, the encountering of unusual or unexpected geological formations, cave-ins, flooding, earthquakes and periodic interruptions due to inclement or hazardous weather conditions. These occurrences could result in damage to, or destruction of, our mineral properties or production facilities, personal injury or death, environmental damage, reduced production and delays in mining, asset write-downs, monetary losses and possible legal liability. We could incur significant costs that could adversely affect our results of operation. Insurance fully covering many environmental risks (including potential liability for pollution or other hazards as a result of disposal of waste products occurring from exploration and production) is not generally available to us or to other companies in the industry. What liability insurance we carry may not be adequate to cover any claim.

We May Subject To Significant Environmental And Other Governmental Regulations That Can Require Substantial Capital Expenditure, And Can Be Time-Consuming.

We may be required to comply with various laws and regulations pertaining to exploration, development and the discharge of materials into the environment or otherwise relating to the protection of the environment in the countries that we operate, all of which can increase the costs and time required to attain operations. We may have to obtain exploration, development and environmental permits, licenses or approvals that may be required for our operations. There can be no assurance that we will be successful in obtaining, if required, a permit to commence exploration, development and operation, or that such permit can be obtained in a timely basis. If we are unsuccessful in obtaining the required permits it may adversely affect our ability to carry on business and cause you to lose part or all of your investment.

Mining Accidents Or Other Adverse Events At Our Property Could Reduce Our Production Levels.

If and when we reach production it may fall below estimated levels as a result of mining accidents, cave-ins or flooding on the properties. In addition, production may be unexpectedly reduced if, during the course of mining, unfavorable ground conditions or seismic activity are encountered, ore grades are lower than expected, or the physical or metallurgical characteristics of the ore are less amenable to mining or processing than expected. The happening of these types of events would reduce our profitably or could cause us to cease operations which would cause you to lose part or all of your investment.

The acquisition of gold mineral properties is subject to substantial competition. If we must pursue alternative properties, companies with greater financial resources, larger staffs, more experience, and more equipment for exploration and development may be in a better position than us to compete for properties. We may have to undertake greater risks than more established companies in order to compete which could affect the value of your investment..

We May Lose Our Claims If We Do No Maintain A Minimum Level of Work On The
Claims

We will be required to carry out a minimum level of work on each claim to maintain of our claims in good standing. If we cannot afford to carry out the work or pay the fees we could lose our interest in claims. The loss of some or all of our mineral claims would adversely effect the value of your investment.

We are substantially dependent upon AXIS Consultants To Carry Out Our Activities

We are substantially dependent upon AXIS for our senior management, financial and accounting, corporate legal and other corporate headquarters functions. For example, each of our officers is employed by AXIS and, as such, is required by AXIS to devote substantial amounts of time to the business and affairs of the other shareholders of AXIS.

Pursuant to a services agreement, AXIS provides us with office facilities, administrative personnel and services, management and geological staff and services. No fixed fee is set in the agreement and we are required to reimburse AXIS for any direct costs incurred by AXIS for us. In addition, we pay a proportion of AXIS indirect costs based on a measure of our utilization of the facilities and activities of AXIS plus a service fee of not more than 15% of the direct and indirect costs. To date, AXIS has not charged us a service fee but there can be no assurance that AXIS will not charge a fee in the future. This service agreement may be terminated by us or AXIS on 60 days' notice. See "Certain Relationships and Related Party Transactions."

We are one of five affiliated companies of which three are Australian public companies listed on Australian Stock Exchange. Each of the companies have some common Directors, officers and shareholders. In addition, each of the companies is substantially dependent upon AXIS for its senior management and certain mining and exploration staff. A number of arrangements and transactions have been entered into from time to time between such companies. Currently, there are no material arrangements or planned transactions between the Company and any of the other affiliated companies other than AXIS. However, it is possible we may enter into such transactions in the future which could present conflicts of interest.

Future Sales of Common Stock Could Depress The Price Of Our Common Stock

Future sales of substantial amounts of common stock pursuant to Rule 144 under the Securities Act of 1933 or otherwise by certain stockholders could have a material adverse impact on the market price for the common stock at the time. There are presently approximately 9,217,120 outstanding shares of our common stock held by one of our stockholders which are deemed "restricted securities" as defined by Rule 144 under the Securities Act. In addition, there are 578,240 shares subject to an option that would be considered to be restricted securities if the option is exercised. Under certain circumstances, there shares may be sold without registration pursuant to the provisions of Rule 144. In general, under rule 144, a person (or persons whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of restricted securities which does not exceed the greater of one (1%) percent of the shares outstanding or the average weekly trading volume during the four calendar weeks preceding the notice of sale required by Rule 144. In addition, Rule 144 permits, under certain circumstances, the sale of restricted securities without any quantity limitations by a person who is not an affiliate of ours and has satisfied a two-year holding period. Any sales of shares by stockholders pursuant to Rule 144 may have a depressive effect on the price of our common stock.

Our Common Stock Is Traded Over the Counter, Which May Deprive Stockholders Of The Full Value Of Their Shares

Our common stock is quoted via the Over The Counter Bulletin Board (OTCBB). As such, our common stock may have fewer market makers, lower trading volumes and larger spreads between bid and asked prices than securities listed on an exchange such as the New York Stock Exchange or the NASDAQ. These factors may result in higher price volatility and less market liquidity for the common stock.

A Low Market Price May Severely Limit The Potential Market For Our Common Stock

Our common stock is currently trading at a price substantially below $5.00 per share, subjecting trading in the stock to certain SEC rules requiring additional disclosures by broker-dealers. These rules generally apply to any equity security that has a market price of less than $5.00 per share, subject to certain exceptions (a "penny stock"). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and institutional or wealthy investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our common stock.

The Market Price Of Your Shares Will Be Volatile.

The stock market price of gold mining exploration companies like us has been volatile. Securities markets may experience price and volume volatility. The market price of our stock may experience wide fluctuations that could be unrelated to our financial and operating results. Such volatility or fluctuations could adversely affect your ability to sell your shares and the value you might receive for those shares.

Item 2            Properties

Legend has no properties and at this time has no agreements to acquire any properties. Legend occupies certain executive and office facilities in Melbourne, Victoria Australia which are provided to it pursuant to the Service Agreement with AXIS. See "Item 1 - Business Employees" and "Item 12 - Certain Relationships and Related Transactions". Legend believes that its administrative space is adequate for its current needs.

Item 3            Legal Proceedings

There are no pending legal proceedings to which the Company is a party.

Item 4            Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                                     PART II


Item 5            Market for Common Equity and Related Stockholder Matters

Market Information

Legend's common stock is traded on the NASD Over-the-Counter Bulletin Board ("OTCBB") under the ticker symbol "LGDI" and CUSIP# 52467C 10 0. The Company's common stock was initially cleared for trading on the OTC-BB on September 26, 2003.

The following table sets out the high and low bid information for the Common Stock as reported by the National Quotation Service Bureau for each period/quarter indicated in US$:

Calendar Period                     High Bid (1)                 Low Bid (1)
---------------                     ---------                    --------


2003
Fourth Quarter                           1.50                         1.00

2004
First Quarter                            1.00                         0.05
Second Quarter                           0.25                         0.04
Third Quarter                            0.06                         0.02
Fourth Quarter                           0.25                         0.05

(1) The quotations set out herein reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

Shareholders

As of March 15, 2005, there were approximately 38 record holders of the Company's common stock. Within the holders of record of the Company's common stock are depositories such as Cede & Co., a nominee for The Depository Trust Company (or DTC), that hold shares of stock for brokerage firms which, in turn, hold shares of stock for one or more beneficial owners. Accordingly, the Company believes there are many more beneficial owners of its common stock whose shares are held in "street name", not in the name of the individual shareholder.


Dividend Policy

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


Item 6 Management's Discussion and Analysis of Financial Condition or Plan of Operation

General

The following discussion and analysis of our financial condition and plan of operation should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report. This report contains numerous forward-looking statements relating to our business. Such forward-looking statements are identified by the use of words such a s believes, intends, expects, hopes, may, should, plan, projected, contemplates, anticipates or similar words. Actual operating schedules, results of operations, ore grades and mineral deposit estimates and other projections and estimates could differ materially form those projected in the forward-looking statements.

We are a development stage company. Our principal exploration target is for gold and we are seeking to identify and obtain mineral exploration properties. We are in the initial stages of our exploration program and we have not yet identified any mineral exploration properties . We have not generated any material revenues from operations.

Selected Financial Data

Our selected financial data presented below for the year ended December 31, 2004, and the balance sheet data at December 31, 2004 has been derived from financial statements, which have been audited by PKF, Certified Public Accountants, a Professional Corporation. The selected financial data presented below as of and for the year ended December 31, 2003 has been derived from financial statements, which have been audited by Clyde Bailey P.C. The selected financial data should be read in conjunction with our financial statements as of December 31, 2004 and for each of the years in the two-year period ended December 31, 2004, and Notes thereto, which are included elsewhere in this Annual Report.

Statement of Operations Data


                             Year ended December 31




                                             2004          2003
                                                $             $

Revenues                                    1,073           369
                                -------------------------------


Costs and expenses                        181,113       120,456
                                -------------------------------

Loss from operations                     (180,040)     (120,456)

Other income (loss)                             -             -
                                -------------------------------

Profit (loss) before income
taxes                                    (180,040)     (120,456)

Provision for income taxes                      -             -
                                -------------------------------

Net profit (loss) from                   (180,040)     (120,456)
Continuing Operations

Net loss from                                   -             -
Discontinued Operations
                                -------------------------------

Net profit (loss)                        (180,040)    (120,456)
                                -------------------------------

Net profit (loss) per share

On continuing operations                   (0.02)        (0.01)

On discontinued                                -             -
                                   ---------------------------
operations                                 (0.02)        (0.01)

Weighted average number
of shares outstanding                  10,206,213     8,159,832
                                   ----------------------------

Balance Sheet Data
------------------
                                                $             $
Total assets                                    -       102,436
Total liabilities                          10,183       109,748
                                   ----------------------------

Stockholders' equity (deficit)            (10,183)       (7,312)
                                   -----------------------------

Plan of Operation

We have no cash at December 31, 2004. See "Liquidity and Capital Resources" for a discussion of how the Company intends to finance its plan of operations.

It is our intention to seek to locate one or more mineral exploration properties during fiscal 2005 as discussed in Item 1 "Description of Business - Further Exploration". Once we obtain one or more mineral exploration properties, we will develop an exploration program that is appropriate for such properties.

As set out in Item1 "Employees" the services of our Chief Executive Officer and Chief Financial Officer as well as certain clerical employees are provided by AXIS. At the current time, we have no plans to change these arrangements or employ any further persons.

Results of Operations

Year ended December 31, 2004 versus Year ended December 31, 2003

Total revenues for the year ended December 31, 2004 were $1,073 compared to $369 for the year ended December 31, 2003. Our revenues in 2004 and 2003 were derived from interest income.

Costs and expenses increased during the year from $120,825 for the 12 months ended December 31, 2003 to $181,113 for the 12 months ended December 31, 2004. The main components of costs and expenses are as follows:-

     (i) Legal, professional and accounting for the twelve months ended December 31, 2004 amounted to $9,143, compared to $1,375 for the twelve months ended December 31, 2003. In 2004, the main costs are audit fees of $6,500, legal fees of $1,491 and stock transfer agent fees of $152, compared to audit fees of $400 and stock transfer agent fees of $975 in 2003. For the year ended December 31, 2003, the Company did not accrue audit fees whereas for the year ended December 31, 2004 the Company has accrued $5,000 for audit services. Accordingly, the 2004 amount represents the actual fee for 2003 and the accrued fee for 2004.

     (ii) Stock based compensation has increased from $111,700 for the twelve months ended December 31, 2003 to $167,850 for the twelve months ended December 31, 2004. In 2003, 2,234,000 shares were issued to the Company's former officer and director for services valued at $111,700. In 2004, a total of 891,000 common shares were issued to the Company's former officer and director for services valued at $44,550 and 9 million options to be converted into 9 million shares of common stock at an exercise price of $0.05 and a latest exercise date of December 2009 were issued to Renika for services to be rendered by the new President and Chief Executive Office of the Company. The Company undertook a Black Scholes valuation of these options using a $0.05 exercise price, $0.05 cents market price, 5 year life, risk free interest rate of 5.155% and a volatility of 16.7% which equated to a value of $123,300.

    (iii) In the twelve months ended December 31, 2003 the Company borrowed $100,000 in the form of a convertible debenture from the former shareholders and officers of the Company. The convertible debentures accrued interest at the rate of 8%. The interest expense for the twelve months ended December 31, 2003 was $4,667. The convertible debenture was repaid by the Company in November 2004. During 2004, interest accrued until November 2004 and amounted to $6,592. In November 2004, the former controlling shareholders of the Company sold their interest in the Company to Renika Pty Ltd and as part of the negotiations for that sale, the former controlling shareholders agreed to use the cash resources of the Company at the time to repay debts (including the convertible note) owed to the former controlling shares with the balance being forgiven. The amount forgiven amounted to $9,319 (which included the $6,592 of accrued interest during 2004) and in accordance with generally accepted accounting principles in the United States of America, has been treated as a credit to additional paid in capital in the Statement of Stockholders Equity reconciliation.

     (iv) Administration expenses increased from $3,083 for the twelve months ended December 31, 2003 to $4,120 for the twelve months ended December 31, 2004. There are no material changes in components of administration expenses in each year.

As a result of the above, the loss before income tax for the year ended December 31, 2004 amounted to $180,040 compared to $120,456 for the year ended December 31, 2003.

There was no provision for tax in either the prior year or the current year.

As a result the net loss for the year ended December 31, 2004 was $180,040 compared to $120,456 for the year ended December 31, 2003.

Liquidity and Capital Resources

As of December 31, 2004, the Company has no cash. The Company is searching for mineral properties that fit into its new plan of operations, as discussed at
Item 1, "Business" and expects to spend approximately $200,000 during fiscal 2005 on its new business plan. In addition, it expects that it will need to spend $100,000 on legal, professional, accounting and administration expenses. However, if the search for mineral properties is successful earlier in the year than anticipated, the Company may be required to spend amounts greater than those disclosed above. The Company will need to raise funds in cash to fund its business plan. The Company plans to satisfy its cash requirements by additional equity financing or loans. This will be in the form of private placements of restricted common stock, preferred stock or debentures. The Company may not be able to operate if it does not obtain the additional capital or financing it requires. There can be no assurance that the Company will be successful in raising such capital or financing and thus, be able to satisfy its cash requirements. In addition, the Company intends to use its securities as the principal medium of payment for all acquisitions. However, to the extent certain cash payments are required; the Company will attempt to minimize those payments in view of the Company's lack of cash.

The Company is still considered to be a development stage company, with no significant revenue, and is dependent upon the raising of capital through placement of its common stock, preferred stock or debentures. In the event the Company is unsuccessful in raising such capital, it may never commence active operations.

Impact of Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements on the Company's financial statements, see Note 2 to the Company's Financial Statements which are attached hereto.

Quantitative and Qualitative Disclosures about Market Risk

We have no interest bearing liabilities and therefore are not exposed to interest rate risks at the current time and do not believe it will be necessary to borrow any funds over the next 12 months.

Item 7.           Financial Statements

                  See F Pages

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Statement Disclosure

a)            Resignation of Previous Independent Accountant.

i. By letter dated, February 18, 2005, Child, Sullivan & Company ("CSS") informed Legend International Holdings Inc., a Delaware corporation (the "Company") that the client - auditor relationship between the Company and CSS had ceased.

ii. On June 7, 2004, CSS were appointed certifying accountant of the Company. As such, to date CSS have not certified any financial statements of the Company.

iii. There have not been any disagreements with CSS on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of CSS, would have caused CSS to make reference thereto in their report on the Company's financial statements.

iv. Through February 18, 2005, there have been no reportable events (as set forth in Item 304(a)(1)(v) of Regulation S-B).

v. The Company provided CSS with a copy of the above disclosures on February 18, 2005 and requested that CSS furnish a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by the Company, and if not, stating the respects in which it does not agree.


              A copy of such letter is filed as an exhibit to Form 8-K dated February 18, 2005.


b)            Appointment of New Independent Accountant

i. On February 18, 2005, the Company engaged PKF, Certified Public Accountants, a Professional Corporation ("PKF"), as the Company's independent accountants commencing with the audit of the Company's financial statements for the fiscal year ended December 31, 2004. During the Registrant's most recent two fiscal years, and any subsequent interim period prior to engaging PKF, the Registrant (or someone on its behalf) did not consult PKF regarding either:
              (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant's financial statements; or (ii) any matter that was either the subject of a disagreement as defined in paragraph 304(a) (iv) under Regulation S-B or a reportable event.

ii. The Company's Board of Directors approved the change in independent auditors.


Item 8A  Controls and Procedures

(a)      Evaluation of disclosure controls and procedures.

         Our principal executive officer and its principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, such principal executive officer and principal financial officer concluded that, our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)      Change in Internal Control over Financial Reporting.

         No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

The following table sets out certain information concerning the Company's officers and directors.


Name                       Age         Position(s) Held

Joseph Gutnick             52          Chairman of the Board
                                       President, Chief Executive Officer and
                                       Director.

David Tyrwhitt             66          Director.

Peter Lee                  46          Secretary, Chief Financial Officer
                                       and Principal Accounting Officer.

Joseph Gutnick
Mr Gutnick has been Chairman of the Board, President and Chief Executive Officer since November 2004 and has been Chairman of the Board, President and Chief Executive Officer of Bay Resources, a Delaware corporation (BYREOB) since March 1988. He has been a Director of numerous public listed companies in Australia specialising in the mining sector since 1980 and is currently a Director of Astro Mining N.L., Great Gold Mines N.L., and Quantum Resources Limited. Mr. Gutnick was previously Executive Chairman of Tahera Corporation, a company that is listed on Toronto Stock Exchange from May 2000 to October 2003 and has previously been a Director of the World Gold Council. He is a Fellow of the Australasian Institute of Mining & Metallurgy and the Australian Institute of Management and a Member of the Australian Institute of Company Directors.

David Tyrwhitt
Dr Tyrwhitt was appointed a Director in March 2005. He is a geologist, holding a Bachelor of Science and PhD degrees and has 40 years experience in mineral exploration and management development and operation of gold mines in Australia. Dr Tyrwhitt has been a Director of numerous public listed companies in Australia in the mining industry and is currently a Director of Astro Mining N.L., Great Gold Mines N.L., and Quantum Resources Limited and has also been a Director of Bay Resources Ltd, a Delaware corporation (BYREOB) since 1996.

Peter Lee
Mr Lee has been Chief Financial Officer since March 2005 and Secretary since November 2004. He is a Director, Chief Financial Officer and Secretary of Bay Resources Ltd, a Delaware corporation (BYREOB). Mr Lee is a Member of the Institute of Chartered Accountants in Australia, a Fellow of Chartered Secretaries Australia Ltd., a Member of the Australian Institute of Company Directors and holds a Bachelor of Business (Accounting) from Royal Melbourne Institute of Technology. He has over 20 years commercial experience and is currently General Manager Corporate and Company Secretary of several listed public companies in Australia.

Involvement on Certain Material Legal Proceedings During the Last Five Years

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

Mr. Gutnick was formerly the Chairman of the Board, Dr. Tyrwhitt was formerly an independent Director and Mr. Lee was formerly Company Secretary of Centaur Mining & Exploration Ltd., an Australian corporation, which commenced an insolvency proceeding in Australia in March 2001.

Board of Directors

Our Certificate of Incorporation provides that there must be at least one Director of the Company. Our Board of Directors currently consists of two directors.

Directors need not be stockholders of the Company or residents of the State of Delaware. Directors are elected for an annual term and generally hold office until the next Directors have been duly elected and qualified. Directors may receive compensation for their services as determined by the Board of Directors. A vacancy on the Board may be filled by the remaining Directors even though less than a quorum remains. A Director appointed to fill a vacancy remains a Director until his successor is elected by the Stockholders at the next annual meeting of Shareholder or until a special meeting is called to elect Directors.

The executive officers of the Company are appointed by the Board of Directors. There are no family relationships between any Directors or executive officers of the Company.

Audit Committee

Our Company does not have an Audit Committee as we only have two Directors. However, our Independent Director, Dr Tyrwhitt, liaises directly with the auditors on matters normally dealt with by an Audit Committee.

Code of Ethics

We have adopted a Code of Conduct and Ethics and it applies to all Directors, Officers and employees. A copy of the Code of Conduct and Ethics will be posted on our website and we will provide a copy to any person without charge. If you require a copy, you will be able to download it from our website or alternatively, contact us by facsimile or email and we will send you a copy.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our Directors, executive officers and beneficial owners of more than 10% of the outstanding Common Stock are required to file reports with the Securities and Exchange Commission concerning their ownership of and transactions in our Common Stock and are also required to provide to us copies of such reports. Based solely on such reports and related information furnished to us, we believe that in fiscal 2004 all such filing requirements were complied with in a timely manner by all Directors and executive officers.

Item 10. Executive Compensation.

The following table sets forth the annual salary, bonuses and all other compensation awards and pay outs on account of our Chief Executive Officer for services rendered to us during the fiscal year ended December 31, 2004, 2003 and 2002. No other executive officer received more than US$100,000 per annum during this period.

Summary Compensation Table

                                                  Annual Compensation               Long Term Compensation Awards
                                       ----------------------------------------     -----------------------------
                                                                                                    Securities
                                                                   Other Annual      Restricted     Underlying
Name and Principal Position            Year         Salary         Compensation     Stock Awards      Options
                                       ----         ------         ------------     ------------    ----------
William Tay, Chairman
of the  Board,  President  and  CEO
*(1)                                   2004            --              $44,550          --               --
                                       2003            --             $111,700          --               --
                                       2002            --             $125,000          --               --
Joseph  Gutnick,  Chairman  of  the
Board, President and CEO (2)(3)        2004            --                   --          --
--------------------------------------------------------

1.   William Tay resigned November 2004.
2.   Joseph Gutnick appointed November 2004.
3. Excludes 9,000,000 options granted to Renika of which Mr JI Gutnick is a Director and Shareholder (see Item 12 - Certain Relationships and Related
     Party Transactions)

For additional information about the Service Agreement and the Consulting Agreement see "Item 1- Business- Employees" and "Item 12- Certain Relationships and Related Transactions".

                      EQUITY COMPENSATION PLAN INFORMATION
-------------------------------------- ----------------------- ----------------------- ---------------------------
                                                (a)                     (b)                       (c)
-------------------------------------- ----------------------- ----------------------- ---------------------------
                                                                                       Number of securities
                                       Number of securities    Weighted-average        remaining available for
                                       to be issued upon       exercise price of       future issuance under
                                       exercise of             outstanding options,    equity compensation plans
                                       outstanding options,    warrants and rights     (excluding securities
                                       warrants and rights                             reflected in column (a))
-------------------------------------- ----------------------- ----------------------- ---------------------------
Equity compensation plans approved
by security holders                              0                       0                         0
-------------------------------------- ----------------------- ----------------------- ---------------------------

-------------------------------------- ----------------------- ----------------------- ---------------------------
Equity    compensation    plans   not
approved by security holders               9,000,000 (1)               $0.05                       0
-------------------------------------- ----------------------- ----------------------- ---------------------------
(1) The options were issued to Renika of which Mr. J. I. Gutnick is a Director and Shareholder (See Item 12, Certain Relationships and Related Party
Transactions).

Compensation Pursuant to Plans.

The Company does not have any pension or profit sharing plans.

Compensation to Directors

It is our policy to reimburse Directors for reasonable travel and lodging expenses incurred in attending Board of Directors meetings. Commencing January 2005, independent Directors are paid Directors fees of $15,600 per annum.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets out, to the best of our knowledge, the numbers of shares in us beneficially owned as at December 31, 2004 by:

(i)      each of our present Executive Officers and Directors,

(ii) each person (including any "group" as that term is defined in Section 13(d)(3) of the Securities Exchange Act) who beneficially owns more than 5% of our Common Stock, and

(iii)    all of our present Directors and officers as a group.

Name                       Number of Shares Owned                  Percentage of
                                                                   Shares (1)

Renika Pty Ltd                     18,795,360       (2)(3)              96.50

Joseph Gutnick                     18,795,360       (2)(3)              96.50

Stera Gutnick                      18,795,360       (2)(3)              96.50

David Tyrwhitt                             -                                -

Peter Lee                                  -                                -
                          ---------------------------------------------------

All officers and Directors
As a group                        18,795,360                            96.50
                          ---------------------------------------------------

Notes relating to Item 11:

(1)      Based on 10,474,000 shares outstanding

(2) Includes 9,217,120 shares of Common Stock owned by Renika, of both of which Mr Joseph Gutnick, Stera M. Gutnick and members of their family are officers, Directors and principal stockholders.

(3)      Joseph Gutnick and Stera Gutnick are husband and wife.

(4) Includes (i) 9,000,000 shares issuable upon exercise of stock options owned by Renika at an exercise price of $0.05; and (ii) 578,240 shares issuable upon exercise of stock options owned by Renika at an exercise price of $0.2594 per share.

Item 12. Certain Relationships and Related Transactions

We are one of five affiliated companies of which three are Australian public companies listed on Australian Stock Exchange. Each of the companies have some common Directors, officers and shareholders. In addition, each of the companies is substantially dependent upon AXIS for its senior management and certain mining and exploration staff. A number of arrangements and transactions have been entered into from time to time between such companies. It has been the intention of the affiliated companies and respective Boards of Directors that each of such arrangements or transactions should accommodate the respective interest of the relevant affiliated companies in a manner which is fair to all parties and equitable to the shareholders of each. Currently, there are no material arrangements or planned transactions between the Company and any of the other affiliated companies other than AXIS.

AXIS is paid by each company for the costs incurred by it in carrying out the administration function for each such company. Pursuant to the Service Agreement, AXIS performs such functions as payroll, maintaining employee records required by law and by usual accounting procedures, providing insurance, legal, human resources, company secretarial, land management, certain exploration and mining support, financial, accounting advice and services. AXIS procures items of equipment necessary in the conduct of the business of the Company. AXIS also provides for the Company various services, including but not limited to the making available of office supplies, office facilities and any other services as may be required from time to time by the Company as and when requested by the Company.

We are required to reimburse AXIS for any direct costs incurred by AXIS for the Company. In addition, we are required to pay a proportion of AXIS's overhead cost based on AXIS's management estimate of our utilisation of the facilities and activities of AXIS plus a service fee of not more than 15% of the direct and overhead costs. AXIS has not charged the 15% service fee to us. Amounts invoiced by AXIS are required to be paid by us. We are also not permitted to obtain from sources other than AXIS, and we are not permitted to perform or provide ourselves, the services contemplated by the Service Agreement, unless we first requests AXIS to provide the service and AXIS fails to provide the service within one month.

The Service Agreement may be terminated by AXIS or ourselves upon 60 days prior notice. If the Service Agreement is terminated by AXIS, we would be required to independently provide, or to seek an alternative source of providing, the services currently provided by AXIS. There can be no assurance that we could independently provide or find a third party to provide these services on a cost-effective basis or that any transition from receiving services under the Service Agreement will not have a material adverse effect on us. Our inability to provide such services or to find a third party to provide such services may have a material adverse effect on our operations.

In accordance with the Service Agreement AXIS provides the Company with the services of our Chief Executive Officer, Chief Financial Officer and clerical employees, as well as office facilities, equipment, administrative and clerical services. We pay AXIS for the actual costs of such facilities plus a maximum service fee of 15%.

In connection with the Company's organization, on January 5, 2001, Michael Tay, the Company's former president and CEO, was issued 1,910,000 shares of the Company's restricted common stock in exchange for services, the business plan of the Company, and its web site and domain name, 5,000,000 restricted shares for services rendered during year 2002 and 2,125,000 restricted shares for services rendered during year 2003.

The Company issued 65,000 shares of its restricted common stock on January 24, 2001 to the son of the Company's former president in exchange for corporate and securities consulting services.

In October 14, 2003, the Company issued 109,000 shares of common stock to William Tay, the Company's former vice-president and secretary, for services rendered.

In April 2004, the Company issued to Mr. Michael Tay 891,000 shares of its restricted common stock, at a valuation of $0.05 per share, in satisfaction of amounts owed to Mr. Tay for services rendered to the Company as its former President and Treasurer.

In November 2004, the Company repaid to Mr. William Tay and Michael Tay all amounts owed pursuant to the Company's $100,000 in principal amount of 8% Senior Subordinated Debentures.

In December 2004, the Company entered into an agreement with AXIS Consultants Pty Ltd to provide geological, management and administration services to the Company. AXIS is affiliated through common management. AXIS provided these services during December 2004 at a cost to the Company of $1,560.

On December 14, 2004, the Company issued 9 million options to Renika Pty Ltd ("Renika") as consideration for services to be rendered by the new President and Chief Executive Officer of the Company. The 9 million options convert to 9 million shares of common stock at an exercise price of $0.05 and a latest exercise date of December 2009. The Company undertook a Black Scholes valuation of the options using a $0.05 exercise price, $0.05 market price, 5 year life, risk free interest rate of 5.155% and a volatility of 16.7% which equated to a value of $123,300. The $0.05 market price was based on the price of the Company's shares of common stock at the time. In the absence of any independent directors on the Company's Board, the Company's sole director, Mr. Gutnick, appointed Dr. David Tyrwhitt to approve the terms of the options on behalf of the Company.

Transactions with Management.

We have a policy that we will not enter into any transaction with an Officer, Director or affiliate of us or any member of their families unless the transaction is approved by a majority of our disinterested non-employee Directors and the disinterested majority determines that the terms of the transaction are no less favourable to us than the terms available from non-affiliated third parties or are otherwise deemed to be fair to us at the time authorised.

                                     PART IV

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)      Financial Statements and Notes thereto.

         The Financial Statements and Notes thereto listed on the Index at page 28 of this Annual Report on Form 10-KSB are filed as a part of this Annual Report.


(b)      Exhibits

         The Exhibits to this Annual Report on Form 10-KSB are listed in the
         Exhibit Index at page 28 of this Annual Report.


Item 14. Principal Accounting Fees and Services

The following table shows the audit fees incurred to our current and former auditors for fiscal 2004 and 2003.

                                       2004                          2003
                                       ----                          ----

Audit fees                           $5,000                        $1,500
Audit related fees                        -                             -
Tax fees                                  -                             -
                         ------------------           -------------------
Total                                $5,000                        $1,500
                         ==================           ===================

Audit fees were for the audit of our annual financial statements, review of financial statements included in our 10-QSB/10-Q quarterly reports, and services that are normally provided by independent auditors in connection with our other filings with the SEC. This category also includes advice on accounting matters that arose during, or as a result of, the audit or review of our interim financial statements.

As part of its duties, our Board of Directors pre-approves audit and non-audit services performed by our independent auditors in order to assure that the provision of such services does not impair the auditors' independence. Our Board of Directors does not delegate to management its responsibilities to pre-approve services performed by our independent auditors.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorised.


                                      BAY RESOURCES LTD.

                                      (Registrant)




                                      By:   /s/ Peter J Lee
                                            ....................................
                                            Peter J Lee
                                            Chief Financial Officer and
                                            Secretary


Dated: March 30, 2005

                           FORM 10-KSB Signature Page


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


Signature                                   Title                                          Date




         /s/ Joseph Gutnick
1.       .................................  Chairman of the Board,
         Joseph Gutnick                     President and Chief Executive
                                            Officer (Principal Executive
                                            Officer), and Director.                  March 30, 2005




         /s/ David Tyrwhitt
2.       .................................  Director.                                March 30, 2005
         David Tyrwhitt



         /s/ Peter Lee
3.       .................................. Chief Financial Officer and
         Peter Lee                          Secretary, (Principal Financial
                                            and Accounting Officer)                  March 30, 2005


EXHIBIT INDEX

Incorporated by
Reference to:


Exhibit No.         Exhibit

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

4.1*                Form of 8% Senior Subordinated Convertible Debenture due
                    March 31, 2004 (3)

4.2*                Form of Notice of Conversion (3)

10.1*               2002 Employee, Consultant & Advisor Stock Compensation
                    Plan (4)

10.2*               Form on Stock Payment Agreement (4)

21.1                Subsidiaries of the Registrant (5)

31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Joseph Isaac Gutnick (5)

31.2 Certification of Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter James Lee (5)

32.1 Certification of Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Joseph Isaac Gutnick (5)

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Peter James Lee (5)

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

(4) Incorporated herein by reference to the Company's Registration Statement on Form S-8 filed on May 14, 2002, File No. 333-88184.

(5)      Filed herewith

         Financial Statements for the years ended December 31, 2003 and 2004.

         Legend International Holdings, Inc.
         Audited Financial Statements for the Company for the year ended December 31, 2003 and Audited Financial Statements for the Company for the year ended December 31, 2004.

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                          (A Development Stage Company)


                              Financial Statements

                           December 31, 2004 and 2003

         (with Report of Independent Registered Public Accounting Firm)

CONTENTS


                                                                        Page


Report of Independent Registered Public Accounting Firm            F-1 - F-2
Balance Sheet                                                            F-3
Statements of Operations                                                 F-4
Statements of Stockholders' Equity (Deficit)                             F-5
Statements of Cash Flows                                                 F-6
Notes to Consolidated Financial Statements                        F-7 - F-13

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

To the Board of Directors and Stockholders of Legend International Holdings, Inc

We have audited the accompanying balance sheet of Legend International Holdings, Inc (A Development Stage Company) as of December 31, 2004, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2004 and the cumulative amounts from inception, January 5, 2001 through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The related statements of operations, stockholders' equity (deficit), and cash flows from inception of the development stage on January 5, 2001 through December 31, 2003, were audited by other auditors whose reports dated March 20, 2004 and April 7, 2003 expressed an unqualified opinion, with an explanatory paragraph discussing the company's ability to continue as a going concern. Our opinion on the statements of operations, stockholders' equity (deficit) and cash flows from inception of the development stage through December 31, 2004, insofar as it relates to amounts for prior periods through December 31, 2003, is solely based on the reports of other auditors.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Legend International Holdings, Inc. at December 31, 2004, and the results of its operations and its cash flows for the periods indicated above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in note 1, at December 31, 2004 the Company had not yet commenced revenue producing operations and had a working capital deficit of $10,183 and a retained deficit of $541,502. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans in regard to these matters are also discussed in note 1.







New York, NY                                        PKF
March 15, 2005                                      Certified Public Accountants
                                                    A Professional Corporation

             Report of Independent Registered Public Accounting Firm

Board of Directors
Legend International Holdings, Inc.

I have audited the accompanying statements of operations, stockholders' equity (deficit), and cash flows of Legend International Holdings, Inc. (A Development Stage Company) for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these statements based on my audit.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows of Legend International Holdings, Inc.for the year ended December 31, 2003, in conformity with generally accepted accounting principles in the United States.

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


Clyde Bailey P.C.


San Antonio, Texas
March 20, 2004

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                December 31, 2004

ASSETS
                                                                US$
Current Assets
Cash                                                                    -
                                                           ---------------

Total Current Assets                                                    -
                                                           ---------------

Total Assets                                                            -
                                                           ===============

LIABILITIES

Current Liabilities
Accounts Payable and Accrued Expenses                              10,183
                                                           ---------------

Total Current Liabilities                                          10,183
                                                           ---------------

Total Liabilities                                                  10,183
                                                           ---------------

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock
$.001 par value, 20,000,000 shares authorized
no shares issued and outstanding                                        -
Common Stock
$.001 par value, 100,000,000 shares authorized
10,474,000 shares issued and outstanding                           10,474
Additional Paid-in-Capital                                        520,845
Retained Deficit during the Development Period                   (541,502)
                                                           ---------------

Total Stockholders' Equity (Deficit)                              (10,183)
                                                           ---------------

Total Liabilities and Stockholders' Equity (Deficit)                    -
                                                           ===============


The accompanying notes are integral part of the financial statements.

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                                          For the years Ended December 31        January 5, 2001
                                                                                                 (Inception) to
                                                                                                   December 31
                                                              2004                2003                2004
                                                              US$                 US$                  US$
Revenues:

Sales                                                                   -                   -                4,875
less Cost of Sales                                                      -                   -                1,045
                                                       ------------------- ------------------- --------------------
Gross profit                                                            -                   -                3,830

Other Income
Interest Income                                                     1,073                 369                1,493
                                                       ------------------- ------------------- --------------------
                                                                    1,073                 369                5,323
                                                       ------------------- ------------------- --------------------

Costs and Expenses:
Legal, Professional and Accounting                                  9,143               1,375               13,615
Stock Based Compensation                                          167,850             111,700              503,300
Interest Expenses                                                       -               4,667                4,667
Administration Expenses                                             4,120               3,083               25,243
                                                       ------------------- ------------------- --------------------

Total Expenses                                                    181,113             120,825              546,825
                                                       ------------------- ------------------- --------------------

(Loss) before Tax                                                 (180,040)           (120,456)            (541,502)

Provision for Income Tax                                                -                   -                    -
                                                       ------------------- ------------------- --------------------

Net (Loss)                                                        (180,040)           (120,456)            (541,502)
                                                       =================== =================== ====================

Basic and Diluted Loss Per Common Shares                             (0.02)              (0.01)               (0.08)
                                                       ------------------- ------------------- --------------------

Weighted Average number of Common Shares used in per           10,206,213           8,159,832            6,667,947
share calculations                                     =================== =================== ====================


The accompanying notes are integral part of the financial statements.

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
                     for the period ended December 31, 2004

                                                        Common Stock
                                                                                          Retained
                                                                         Additional   (Deficit) During
                                                          $0.001 Par      Paid-In      the Development     Stockholders'
                                                             Value        Capital          Period        Equity (Deficit)
                                             Shares           US$           US$              US$                US$
                                         --------------- -------------- ------------- ------------------ ------------------
Balance, January 5, 2001                             -              -             -                  -                  -

Shares issued to founder for
organisation cost and services at
$0.05 per shares                              1,910,000          1,910        93,590                                95,500

Shares Issued for services rendered at
$0.05 per share                                  65,000             65         3,185                                 3,250

Shares Issued for Cash                          274,000            274        13,426                                13,700

Net Loss                                                                                      (100,852)           (100,852)
                                         --------------- -------------- ------------- ------------------ ------------------

Balance, December 31, 2001                    2,249,000          2,249       110,201          (100,852)             11,598

Shares Issued for Cash                          100,000            100         4,900                                 5,000

Shares Issued for Officer's
Compensation                                  5,000,000          5,000       120,000                  -            125,000

Net Loss                                                                                      (140,154)           (140,154)

                                         --------------- -------------- ------------- ------------------ ------------------
Balance, December 31, 2002
                                              7,349,000          7,349       235,101          (241,006)              1,444

Shares Issued for services rendered at
$.05 per share                                2,234,000          2,234       109,466                               111,700

Net Loss                                                                                      (120,456)           (120,456)

                                         --------------- -------------- ------------- ------------------ ------------------

Balance, December 31, 2003                    9,583,000          9,583       344,567          (361,462)             (7,312)

Shares Issued for services rendered at
$0.05 per share                                 891,000            891        43,659                  -             44,550
Options Issued for services                           -              -       123,300                  -            123,300
Loan forgiveness-former major
shareholder                                           -              -         9,319                                 9,319

Net Loss                                              -              -             -          (180,040)           (180,040)
                                         --------------- -------------- ------------- ------------------ ------------------

Balance, December 31, 2004                   10,474,000         10,474       520,845          (541,502)            (10,183)
                                         =============== ============== ============= ================== ==================

The accompanying notes are integral part of the financial statements.

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                          (A Development Stage Company)
                             Statement of Cash Flows

                                                               For the years Ended         January 5, 2001
                                                                     December 31           (Inception) to
                                                                                             December 31
                                                                2004            2003             2004
                                                                US$              US$             US$
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                       (180,040)       (120,456)         (541,502)
                                                        --------------- ---------------- -----------------

Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Shares and Options Issued for Stock Based Compensation          167,850         111,700           503,300
Net changes in:
Accounts Payable and Accrued Expenses                            10,183           4,667            14,850
                                                        --------------- ---------------- -----------------

Net Cash provided (Used in) Operating Activities                 (2,007)         (4,089)           23,352
                                                        --------------- ---------------- -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of Convertible Debenture                             (100,000)              -          (100,000)
Repayment of Shareholder Advance                                   (429)              -              (492)
Proceeds from Convertible Debenture Payable                           -         100,000           100,000
Shareholder Advance                                                   -           3,510             5,081
Proceeds from Issuance of Stock                                       -               -            18,700
                                                        --------------- ---------------- -----------------

Net Cash (Used by)/Provided for Financing Activities           (100,429)        103,510            23,352
                                                        --------------- ---------------- -----------------

Net Increase (Decrease) in Cash                                (102,436)         99,421                 -

Cash at beginning of Period                                     102,436           3,015                 -
                                                        --------------- ---------------- -----------------

Cash at end of Period                                                 -         102,436                 -
                                                        --------------- ---------------- -----------------

Supplemental Disclosures:
Cash Paid for interest                                                -               -                 -
Cash Paid for income taxes                                            -               -                 -
Stock  and Options Issued for Services                          167,850         111,700           503,300
Accrued interest and stockholder advances charged to
paid in capital                                                  9,319                -             9,319

The accompanying notes are integral part of the financial statements.

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                          Notes to Financial Statements

1. ORGANISATION AND BUSINESS

Legend International Holdings, Inc., formerly Sundew International, Inc. ("the Company"), was incorporated under the laws of the State of Delaware on January 5, 2001.

The Company has never generated any significant revenues from operations and is still considered a development stage company. The Company was initially formed to engage in the business of selling compatible inkjet cartridges and refill kits on the Internet for the consumer printer market. In March 2003, management of the Company decided to engage in the business of building and acquiring controlling or other interests in one or more companies engaged in the contract sales and distribution of specialty medical products, and raise additional capital for this purpose. Neither business was successful and operations of both were eventually discontinued. During fiscal 2004, management of the Company developed a plan of operations to acquire income-producing real property. The Company did not acquire any properties pursuant to such plan.

Following the change of management in November 2004, the Company has developed a new plan of operations for fiscal 2005, which is to engage in mineral exploration and development activities. Legend's current business plan calls for the identification of mineral properties, in South America and other parts of the world, where it can obtain secure title to exploration, development and mining interests. The Company's preference is to identify large gold deposits with low operating costs. The Company is prepared to consider the exploration, development and mining of profitable base metal interests.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB approved Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends Statement of Financial Accounting standards No. 123, "Accounting for Stock-Based compensation" (SFAS No. 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                          Notes to Financial Statements

2. RECENT ACCOUNTING PRONOUNCEMENTS (CONT'D)

No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 was effective for the Company fiscal year ended June 30, 2003.

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset is some circumstances). The requirements of SFAS No. 150 apply to issuer's classification and measurement of freestanding instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. The adoption of this new standard had no effect on the Company's financial position.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to certain entities in which equity investors do no have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. All companies with variable interests in variable interest entities created after January 31, 2003, shall apply the provisions of FIN 46 to those entities immediately. FIN 46 is effective for the first fiscal year or interim period beginning after June 15, 2003, for variable interest entities created before February 1, 2003. The adoption of this new standard did not have any effect on the Company's financial position.

In December 2004, the FASB issued a revision to SFAS No. 123 "Accounting for Stock Based Compensation". This statement established standard for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement is effective for interim periods beginning after June 15, 2005. The Company will apply this guidance prospectively. The Company is in the process of determining what impact the application of this guidance will have on the Company's financial position, results of operations or cash flows.

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                          Notes to Financial Statements

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Loss per Common Share

Basic loss per share are computed on the basis of the weighted average number of common shares outstanding during each year. Diluted loss per share is not presented as the effect of common stock equivalents is anti dilutive.

Comprehensive Income

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any items or transactions requiring disclosure of comprehensive income.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4. COMMON STOCK

In January 2001, 1,910,000 common shares were issued to the Company's founder for organization cost valued at $95,500, and 65,000 common shares were issued to a related party in exchange for consulting fee valued at $3,250.

In March 2002, 5,000,000 common shares were issued to the Company's founder in exchange for present and future services valued at $125,000.

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                          Notes to Financial Statements

4. COMMON STOCK (CONT'D)

In April 2002, the Company closed its offering under its registration statement filed with the United States Securities and Exchange Commission to sell up to 2,000,000 shares of its common stock at $0.05 per share, which became effective on April 11, 2001. The Company sold 374,000 shares (274,000 shares in 2001 and a further 100,000 shares in 2002) of its common stock under the offering.

In 2003, a total of 2,234,000 common shares were issued to the Company's sole officer and director for services valued at $111,700 or $.05 per share.

In 2004, a total of 891,000 common shares were issued to the Company's former sole officer and director for services valued at $44,550 or $0.05 per share.

In December 2004, the Company issued to Renika Pty Limited ("Renika"), a company associated with Mr J I Gutnick, 9,000,000 options to be converted into 9,000,000 shares of common stock, at an exercise price of $0.05 and a latest exercise date of December 2009 for services to be rendered to the Company. The Company undertook a Black Scholes valuation of these options using a $0.05 exercise price, $0.05 market price, 5 year life, risk free interest rate of 5.155% and a volatility of 16.7%. The 9,000,000 options were valued at $123,300 or $0.0137 each.

5. AFFILIATE TRANSACTIONS

The Company issued unregistered common stock to its former President between 2001 and 2004, in exchange for services as President, Secretary and Treasurer, and to non management consultants in exchange for their services which was based on the Company's expected initial offering price of $0.05 per share, has been reflected as organization costs, consulting services and web site development cost in the accompanying statements of operations. These shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and are subject to the resale provisions of Rule 144 and may not be sold or transferred without registration except in accordance with Rule 144. Certificates representing the securities bear such a legend.

In January 2001, 1,910,000 common shares were issued to the Company's founder for organization cost valued at $95,500, and 65,000 common shares were issued to a related party in exchange for consulting fee valued at $3,250.

In March 2002, 5,000,000 common shares were issued to the Company's founder in exchange for present and future services valued at $125,000.

In 2003, a total of 2,234,000 common shares were issued to the Company's former sole officer and director for services valued at $111,700 or $.05 per share.

In 2004, a total of 891,000 common shares were issued to the Company's former sole officer and director for services valued at $44,550 or $0.05 per share.

As of December 31, 2003, the Company owed the former sole officer and director an outstanding balance of $5,081 for expenses incurred on its behalf. The advance was non-interest bearing and no interest had been accrued.

During 2004, a former officer and director incurred expenses on behalf of the Company amounting to $1,236. At November 2004, the amount owed to the former officer and

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                          Notes to Financial Statements

5. AFFILIATE TRANSACTIONS (CONT'D)

director amounted to $6,317. The Company paid $1,665 and the former officer and director forgave the balance of $4,652. This amount, along with $4,667 of accrued and unpaid interest on the convertible note at January 1, 2004 was forgiven and has been reflected as a credit to additional paid in capital in the accompanying financial statements.

During 2003, the former officers and directors loaned an amount of $100,000 to the Company in the form of a convertible debenture. The debenture was an 8% senior subordinated convertible debenture due March 31, 2004 and was convertible into restricted common stock at $0.10 per share. In October 2004 the Company notified the former officers and director of a decision to prepay the debentures in full and an amount of $100,000 was repaid. No interest was paid to the former officers and directors.

The Company is one of five affiliated companies of which three are Australian public companies listed on Australian Stock Exchange. Each of the companies have some common Directors, officers and shareholders. In addition, each of the companies is substantially dependent upon AXIS for its senior management and certain mining and exploration staff. A number of arrangements and transactions have been entered into from time to time between such companies. It has been the intention of the affiliated companies and respective Boards of Directors that each of such arrangements or transactions should accommodate the respective interest of the relevant affiliated companies in a manner which is fair to all parties and equitable to the shareholders of each. Currently, there are no material arrangements or planned transactions between the Company and any of the other affiliated companies other than AXIS.

AXIS is paid by each company for the costs incurred by it in carrying out the administration function for each such company. Pursuant to the Service Agreement, AXIS performs such functions as payroll, maintaining employee records required by law and by usual accounting procedures, providing insurance, legal, human resources, company secretarial, land management, certain exploration and mining support, financial, accounting advice and services. AXIS procures items of equipment necessary in the conduct of the business of the Company. AXIS also provides for the Company various services, including but not limited to the making available of office supplies, office facilities and any other services as may be required from time to time by the Company as and when requested by the Company.

The Company is required to reimburse AXIS for any direct costs incurred by AXIS for the Company. In addition, the Company is required to pay a proportion of AXIS's overhead cost based on AXIS's management estimate of our utilisation of the facilities and activities of AXIS plus a service fee of not more than 15% of the direct and overhead costs. AXIS has not charged the 15% service fee to us. Amounts invoiced by AXIS are required to be paid by us. The Company is also not permitted to obtain from sources other than AXIS, and we are not permitted to perform or provide ourselves, the services contemplated by the Service Agreement, unless we first requests AXIS to provide the service and AXIS fails to provide the service within one month.

The Service Agreement may be terminated by AXIS or ourselves upon 60 days prior notice. If the Service Agreement is terminated by AXIS, the Company would be required to independently provide, or to seek an alternative source of providing, the services currently provided by AXIS. There can be no assurance that the Company could independently provide or find a third party to provide these services on a cost-effective basis or that any transition from receiving services under the Service Agreement will not

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                          Notes to Financial Statements

5. AFFILIATE TRANSACTIONS (CONT'D)

have a material adverse effect on us. The Company's inability to provide such services or to find a third party to provide such services may have a material adverse effect on our operations.

In accordance with the Service Agreement AXIS provides the Company with the services of the Company's Chief Executive Officer, Chief Financial Officer and clerical employees, as well as office facilities, equipment, administrative and clerical services. We pay AXIS for the actual costs of such facilities plus a maximum service fee of 15%.
In December 2004, the Company entered into an agreement with AXIS Consultants Pty Ltd to provide geological, management and administration services to the Company. AXIS is affiliated through common management. AXIS provided these services during December 2004 at a cost to the Company of $1,560.

In December 2004, the Company issued to Renika, a company associated with Mr J I Gutnick, 9,000,000 options to be converted into 9,000,000 shares of common stock, at an exercise price of 5 cents and a latest exercise date of December 2009 for services to be rendered to the Company. The Company undertook a Black and Scholes valuation of these options using a 5 cent exercise price, 5 cent market price, 5 year life, risk free interest rate of 5.155% and a volatility of 16.7%. This valued the 9,000,000 options at $123,300 or 1.37 cents each.

6. INCOME TAXES

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

At December 31, 2004 and 2003 deferred taxes consisted of the following:

                                                 2004                2003
                                                    $                   $
                                     ----------------- -------------------
Deferred tax assets

Net operating loss carry-forward              180,942             120,475
Less valuation allowance                     (180,942)           (120,475)
                                     ----------------- -------------------
Net deferred taxes                                  -                   -
                                     ================= ===================

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

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                          Notes to Financial Statements

6. INCOME TAXES (CONT'D)

As a result of the ownership change that occurred in November 2004 (see note 1), Internal Revenue Code Section 382 limits the use of available operating loss carryforwards for losses incurred prior to the ownership change. Future net operating losses will be fully available to offset future taxable income. Total available net operating loss carryforwards, which are subject to limitations, amount to approximately $530,000 at December 31, 2004 and expire in years 2021 through 2024.