Form 10QSB
period 2005-03-31
LEGEND INTERNATIONAL HOLDINGS INC
filed 2005-05-13
CIK 1132143

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549

                                   FORM 10-QSB

 (Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2005     or
                               --------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________
Commission File Number 000-32551
                       ---------

                       LEGEND INTERNATIONAL HOLDINGS INC.
             (Exact name of Registrant as specified in its charter)

              Delaware                                      233067904
  -------------------------------                      -------------------
  (State or other jurisdiction of                        (IRS Employer
   incorporation or organisation)                      Identification No.)


        Level 8, 580 St. Kilda Road, Melbourne, Victoria, 3004 Australia
        ----------------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)


Registrant's telephone number, including area code   0ll (613) 8532 2860
                                                   -----------------------

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__      No _____

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes _____      No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 10,474,000 outstanding shares of Common Stock as of March 31, 2005.

    Transitional Small Business Disclosure Format (Check one)
                                                            Yes _____   No __X__

Table Of Contents



                                                                         PAGE NO
                                                                         -------
PART I.      FINANCIAL INFORMATION

Item 1       Financial Statements                                            2
Item 2       Management's Discussion and Analysis or Plan of
              Operations                                                    10
Item 3       Controls and Procedures                                        11

PART II      OTHER INFORMATION

Item 1       Legal Proceedings                                              12
Item 2       Changes in Securities and Use of Proceeds                      12
Item 3       Defaults Upon Senior Securities                                12
Item 4       Submission of Matters to a Vote of Security Holders            12
Item 5       Other Information                                              12
Item 6       Exhibits and Reports on Form 8-K                               12


SIGNATURES                                                                  13

EXHIBIT INDEX                                                               14

Exh. 31.1        Certification                                              15
Exh. 31.2        Certification                                              17
Exh. 32.1        Certification                                              19
Exh. 32.2        Certification                                              20

Item 1.  FINANCIAL STATEMENTS

Introduction to Interim Financial Statements.

The interim financial statements included herein have been prepared by Legend International Holdings, Inc. ("Legend International" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (The "Commission"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the financial position of the Company and subsidiaries as of March 31, 2005, the results of its operations for the three month periods ended March 31, 2005 and March 31, 2004, and the changes in its cash flows for the three month periods ended March 31, 2005 and March 31, 2004, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN U.S. DOLLARS.

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                 March 31, 2005
                                   (Unaudited)


                                                                   US$
                                                                   ---

ASSETS
------

Current Assets:
Cash                                                                -
                                                          ------------

Total Current Assets                                                -
                                                          ------------

Total Assets                                                        -
                                                          ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

Current Liabilities:
Accounts Payable and Accrued Expenses                          18,249
Accounts Payable - Affiliate                                   11,560
                                                          ------------

Total Current Liabilities                                      29,809
                                                          ------------

Total Liabilities                                              29,809
                                                          ------------

Stockholders' Equity (Deficit):
Preferred Stock $.001 par value
 20,000,000 shares authorized
 no shares issued and outstanding                                   -
Common Stock: $.001 par value
 100,000,000 shares authorized,
 10,474,000 issued and outstanding                             10,474
Additional Paid-in-Capital                                    520,845
Retained Deficit during the Development Period               (561,128)
                                                          ------------

Total Stockholders' Equity (Deficit)                          (29,809)
                                                          ------------

Total Liabilities and Stockholders' Equity (Deficit)                -
                                                          ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                       Three Months Ended March 31, 2005,
                               and March 31, 2004
                                   (Unaudited)


                                                                January 5, 2001
                                                                 (Inception) to
                                               2005        2004  March 31, 2005
                                                US$         US$             US$
                                                ---         ---             ---

Revenues:

Sales                                             -           -           4,875
Less Cost of Sales                                -           -           1,045
                                        ----------------------------------------

Gross Profit                                      -           -           3,830

Other Income

Interest Income                                   -         328           1,493
                                        ----------------------------------------

                                                  -         328           5,323
                                        ----------------------------------------

Costs and Expenses:

Interest Expense                                  -           -           4,667
Stock-Based Compensation                          -           -         503,300
Legal, Accounting & Professional              8,397           -          22,012
Unrealised Gain on Foreign Exchange             (58)          -             (58)
Administrative                               11,287       2,395          36,530
                                        ----------------------------------------

                                             19,626       2,395         566,451
                                        ----------------------------------------


Income (Loss) before Income Tax             (19,626)     (2,067)       (561,128)

Provision for Income Tax                          -           -               -
                                        ----------------------------------------

Net Income (Loss)                           (19,626)     (2,067)       (561,128)
                                        ----------------------------------------

Basic and Diluted (Loss) Per Common
 Equivalent Shares                                -           -           (0.08)
                                        ----------------------------------------

Weighted Average Number of Common
 Equivalent Shares Outstanding           10,474,000   9,583,000       6,962,482
                                        ----------------------------------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
                       for the period ended March 30, 2005


                                            Common Stock                Retained
                                                                        (Deficit)
                                                          Additional   During the  Stockholders'
                                             $0.001 Par    Paid-In     Development    Equity
                                                Value       Capital       Period     (Deficit)
                                  Shares         US$          US$          US$          US$
                               -----------------------------------------------------------------
Balance, January 5, 2001                  -            -            -            -            -

Shares issued to founder for
 organisation cost and services
 at $0.05 per shares              1,910,000        1,910       93,590                    95,500
Shares Issued for services
 rendered at $0.05 per share         65,000           65        3,185                     3,250

Shares Issued for Cash              274,000          274       13,426                    13,700

Net Loss                                                                  (100,852)    (100,852)
                               -----------------------------------------------------------------
Balance, December 31, 2001        2,249,000        2,249      110,201     (100,852)      11,598

Shares Issued for Cash              100,000          100        4,900                     5,000
Shares Issued for Officer's
 Compensation                     5,000,000        5,000      120,000            -      125,000

Net Loss                                                                  (140,154)    (140,154)
                               -----------------------------------------------------------------
Balance, December 31, 2002        7,349,000        7,349      235,101     (241,006)       1,444

Shares Issued for services
 rendered at $.05 per share       2,234,000        2,234      109,466                   111,700

Net Loss                                                                  (120,456)    (120,456)
                               -----------------------------------------------------------------
Balance, December 31, 2003        9,583,000        9,583      344,567     (361,462)      (7,312)

Shares Issued for services
 rendered at $0.05 per share        891,000          891       43,659            -       44,550
Options Issued for services               -            -      123,300            -      123,300
Loan forgiveness-former major
 shareholder                              -            -        9,319                     9,319

Net Loss                                  -            -            -     (180,040)    (180,040)
                               -----------------------------------------------------------------
Balance, December 31, 2004       10,474,000       10,474      520,845     (541,502)     (10,183)
                               -----------------------------------------------------------------
Net Loss                                  -            -            -      (19,626)     (19,626)
                               -----------------------------------------------------------------
Balance, March 31, 2005          10,474,000       10,474      520,845     (561,128)     (29,809)
                               =================================================================

              The accompanying notes are an integral part of these
                        consolidated financial statements.

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)


                                                                January 5, 2001
                                                                 (Inception) to
                                               2005        2004  March 31, 2005
                                                US$         US$             US$
                                                ---         ---             ---

CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)                                  (19,626)     (2,067)       (561,128)

Adjustments to reconcile net loss to net cash provided (used) by operating activities:

Shares and Options Issued for
 Stock-Based Compensation                         -           -         503,300
Unrealised Gain on Foreign Exchange             (58)                        (58)
Net Change in:
Accounts Payable and Accrued Expenses         8,066       2,000          22,916
Accounts Payable - Affiliate                 11,618           -          11,618
                                        ----------------------------------------

Net Cash Provided (Used) in Operating
 Activities                                       -         (67)         23,352
                                        ----------------------------------------

Cash Flow from Financing Activities

Repayment of Convertible Debenture                -           -        (100,000)
Repayment of Shareholder Advance                  -           -            (492)
Proceeds from Convertible Debenture
 Payable                                          -           -         100,000
Shareholder Advance                               -         225           5,081
Proceeds from Issuance of Stock                   -           -          18,700
                                        ----------------------------------------

Net Cash (Used by) Provided for
 Financing Activities                             -         225          23,352
                                        ----------------------------------------

Net (Increase) (Decrease) in Cash                 -         158               -

Cash at Beginning of Period                       -     102,436               -
                                        ----------------------------------------

Cash at End of Period                             -     102,594               -
                                        ----------------------------------------

Supplemental Disclosures:
Cash Paid for interest                            -           -               -
Cash Paid for income taxes                        -           -               -
Stock and Options Issued for Services             -           -         503,300
Accrued interest and stockholder
 advances charged to paid in capital              -           -           9,319


              The accompanying notes are an integral part of these
                        consolidated financial statements.

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

Following a change of management in November 2004, the Company developed a new plan of operations for fiscal 2005, which is to engage in mineral exploration and development activities. Legend's current business plan calls for the identification of mineral properties, in South America and other parts of the world, where it can obtain secure title to exploration, development and mining interests. The Company's preference is to identify large gold deposits with low operating costs. The Company is prepared to consider the exploration, development and mining of profitable base metal interests.

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred net losses since its inception and has experienced liquidity problems that raises substantial doubt about its ability to continue as a going concern. The stockholders/officers and or directors have committed to advancing operating costs of the Company to insure that the Company has enough operating capital over the next twelve months.

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

3. AFFILIATE TRANSACTIONS

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

As of December 31, 2003, the Company owed the former sole officer, director and majority shareholder an outstanding balance of $5,081 for expenses incurred on its behalf. The advance was non-interest bearing and no interest had been accrued. During 2004, a former officer, director and majority shareholder incurred expenses on behalf of the Company amounting to $1,236. At November 2004, the amount owed to the former officer, director and majority shareholder amounted to $6,317. The Company paid $1,665 and the former officer, director and majority shareholder forgave the balance of $4,652.

This amount, along with $4,667 of accrued and unpaid interest on the convertible note at January 1, 2004 was forgiven and had been reflected as a credit to additional paid in capital during 2004.

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

In December 2004, the Company entered into an agreement with AXIS Consultants Pty Ltd to provide geological, management and administration services to the Company. AXIS is affiliated through common management. AXIS provided these services during December 2004 at a cost to the Company of $1,560. During the three months ended March 31, 2005, AXIS provided these services and charged the Company $4,783 for direct costs and $5,120 for indirect costs incurred on behalf of the Company.

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

The Company is required to reimburse AXIS for any direct costs incurred by AXIS for the Company. In addition, the Company is required to pay a proportion of AXIS's overhead cost based on AXIS's management estimate of our utilisation of the facilities and activities of AXIS plus a service fee of not more than 15% of the direct and overhead costs. AXIS has not charged the 15% service fee to the Company. Amounts invoiced by AXIS are required to be paid by the Company. The Company is also not permitted to obtain from sources other than AXIS, and the Company is not permitted to perform or provide itself, the services contemplated by the Service Agreement, unless the Company first requests AXIS to provide the service and AXIS fails to provide the service within one month.

The Service Agreement may be terminated by AXIS or the Company upon 60 days prior notice. If the Service Agreement is terminated by AXIS, the Company would be required to independently provide, or to seek an alternative source of providing, the services currently provided by AXIS. There can be no assurance that the Company could independently provide or find a third party to provide these services on a cost-effective basis or that any transition from receiving services under the Service Agreement will not have a material adverse effect on us. The Company's inability to provide such services or to find a third party to provide such services may have a material adverse effect on our operations.

In accordance with the Service Agreement AXIS provides the Company with the services of the Company's Chief Executive Officer, Chief Financial Officer and clerical employees, as well as office facilities, equipment, administrative and clerical services. The Company pays AXIS for the actual costs of such facilities plus a maximum service fee of 15%.

4. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued a revised Statement 123 ("SFAS 123R"), "Accounting for Stock-Based Compensation" requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award - usually the vesting period. The effective date for this statement is as of the first interim period that begins after December 15, 2005 for small business filers. The adoption of this standard will require the Company to record equity instruments at fair value and accordingly could have a material impact on our financial statements depending on the nature and terms of the equity instruments.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FUND COSTS CONVERSION

The consolidated statements of operations and other financial and operating data contained elsewhere here in and the consolidated balance sheets and financial results have been reflected in United States dollars unless otherwise stated.

RESULTS OF OPERATION

Three Months Ended March 31, 2005 vs. Three Months Ended March 31, 2004.

Costs and expenses increased from $2,395 in the three months March 31, 2004 to $19,626 in the three months ended March 31, 2005. The increase in expenses is a net result of:

     a) an increase in legal, accounting and professional expense from $nil for the three months ended March 31, 2004 to $8,397 for the three months ended March 31, 2005 as a result of the increase in audit fees in the three months ending March 31, 2005 compared to the three months ending March 31, 2004 and an increase in legal fees in relation to the Form 10-KSB filed in March 2005 and general legal services.

     b) an increase in administrative costs including salaries from $2,395 in the three months ended March 31, 2004 to $11,287 in the three months ended March 31, 2005 as a result of an increase in direct costs, including salaries and indirect costs, charged to the Company by AXIS Consultants.

As a result of the foregoing, the loss from operations increased from $2,067 for the three months ended March 31, 2004 to $19,626 for the three months ended March 31, 2005.

The net loss was $19,626 for the three months ended March 31, 2005 compared to a net loss of $2,067 for the three months ended March 31, 2004.

Liquidity and Capital Resources

As of March 31, 2005, the Company has no cash and a working capital deficiency of $29,809. The Company is searching for mineral properties that fit into its new plan of operations, as discussed in footnote1, " Organization and Business" above and expects to spend approximately $200,000 during fiscal 2005 on its new business plan. In addition, it expects that it will need to spend $100,000 on legal, professional, accounting and administration expenses. However, if the search for mineral properties is successful earlier in the year than anticipated, the Company may be required to spend amounts greater than those disclosed above. The Company will need to raise funds in cash to fund its business plan. The Company plans to satisfy its cash requirements by additional equity financing or loans. This will be in the form of private placements of restricted common stock, preferred stock or debentures. The Company may not be able to operate if it does not obtain the additional capital or financing it requires. There can be no assurance that the Company will be successful in raising such capital or financing and thus, be able to satisfy its cash requirements. In addition, the Company intends to use its securities as the principal medium of payment for all acquisitions. However, to the extent certain cash payments are required; the Company will attempt to minimize those payments in view of the Company's lack of cash.

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred net losses since its inception and has experienced liquidity problems that raises substantial doubt about its ability to continue as a going concern. The stockholders/officers and or directors have committed to advancing operating costs of the Company to insure that the Company has enough operating capital over the next twelve months.

The Company is still considered to be a development stage company, with no significant revenue, and is dependent upon the raising of capital through placement of its common stock, preferred stock or debentures. In the event the Company is unsuccessful in raising such capital, it may never commence active operations.

Cautionary Safe Harbor Statement under the United States Private Securities Litigation Reform Act of 1995.

Certain information contained in this Form 10-QSB's forward looking information within the meaning of the Private Securities Litigation Act of 1995 (the "Act") which became law in December 1995. In order to obtain the benefits of the "safe harbor" provisions of the act for any such forwarding looking statements, the Company wishes to caution investors and prospective investors about significant factors which among others have affected the Company's actual results and are in the future likely to affect the Company's actual results and cause them to differ materially from those expressed in any such forward looking statements. This Form 10-QSB report contains forward looking statements relating to future financial results. Actual results may differ as a result of factors over which the Company has no control including, without limitation, the risks of exploration and development stage projects, political risks of development in foreign countries, risks associated with environmental and other regulatory matters, mining risks and competition and the volatility of gold and copper prices, and movements in the foreign exchange rate. Additional information which could affect the Company's financial results is included in the Company's Form 10-KSB on file with the Securities and Exchange Commission.

Item 3.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report. Based upon that evaluation, such officers concluded that our disclosure controls and procedures are effective to ensure that information is gathered, analyzed and disclosed on a timely basis.

Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         Not Applicable

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not Applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

Item 5.  OTHER INFORMATION

         Not Applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibit No.     Description
               -----------     -----------

               31.1            Certification of Chief Executive Officer required
                                by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

               31.2            Certification of Chief Financial Officer required
                                by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

               32.1            Certification of Chief Executive Officer pursuant
                                to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

               32.2            Certification of Chief Financial Officer pursuant
                                to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

         (b) The Company filed a Report on Form 8-K on February 18, 2005 in respect of Items 4.01 and 9.01; and on March 8, 2005 in respect to Items 1.01 and 5.02.

                                  (FORM 10-QSB)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.

                           LEGEND INTERNATIONAL HOLDINGS, INC.

                           By:   /s/ Joseph I. Gutnick
                                 ---------------------
                                 Joseph I. Gutnick
                                 Chairman of the Board, President and
                                 Chief Executive Officer
                                 (Principal Executive Officer)

                           By:   /s/ Peter Lee
                                 -------------
                                 Peter Lee, Secretary and
                                 Chief Financial Officer
                                 (Principal Financial Officer)

                              Dated May 11, 2005

                                  EXHIBIT INDEX


     Exhibit No.         Description
     -----------         -----------

         31.1            Certification of Chief Executive Officer required by
                          Rule 13a-14(a)/15d-14(a) under the Exchange Act.
         31.2            Certification of Chief Financial Officer required by
                          Rule 13a-14(a)/15d-14(a) under the Exchange Act.
         32.1            Certification of Chief Executive Officer pursuant to 18
                          U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
         32.2            Certification of Chief Financial Officer pursuant to 18
                          U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.