Form 10QSB
period 2005-06-30
LEGEND INTERNATIONAL HOLDINGS INC
filed 2005-08-15
CIK 1132143

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549

                                   FORM 10-QSB

 (Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005 or
                               -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________
Commission File Number 000-32551
                       ---------

                       LEGEND INTERNATIONAL HOLDINGS INC.
             (Exact name of Registrant as specified in its charter)

          Delaware                                      233067904
------------------------------------                -------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organisation)                       Identification No.)


        Level 8, 580 St. Kilda Road, Melbourne, Victoria, 3004 Australia
        -----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code   0ll (613) 8532 2860
                                                     -------------------


Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X          No
   -----          -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes             No
   -----          -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 10,474,000 outstanding shares of Common Stock as of August 12, 2005.

    Transitional Small Business Disclosure Format (Check one) Yes       No  x
                                                                 -----     ---

Table Of Contents


                                                                                                            PAGE NO
                                                                                                            -------

PART I.              FINANCIAL INFORMATION

Item 1               Financial Statements                                                                          2
Item 2               Management's Discussion and Analysis or Plan of Operations                                   10
Item 3               Controls and Procedures                                                                      12

PART II              OTHER INFORMATION

Item 1               Legal Proceedings                                                                            13
Item 2               Changes in Securities and Use of Proceeds                                                    13
Item 3               Defaults Upon Senior Securities                                                              13
Item 4               Submission of Matters to a Vote of Security Holders                                          13
Item 5               Other Information                                                                            13
Item 6               Exhibits and Reports on Form 8-K                                                             13


SIGNATURES                                                                                                        14
                                                                                                                  15
EXHIBIT INDEX

Exh. 31.1                   Certification                                                                         16
Exh. 31.2                   Certification                                                                         18
Exh. 32.1                   Certification                                                                         20
Exh. 32.2                   Certification                                                                         21


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

In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the financial position of the Company and subsidiaries as of June 30, 2005, the results of its operations for the three and six month periods ended June 30, 2005 and June 30, 2004, and the changes in its cash flows for the three and six month periods ended June 30, 2005 and June 30, 2004, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN U.S. DOLLARS.

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                  June 30, 2005
                                   (Unaudited)



                                                                                                US$
ASSETS

Current Assets:
Cash                                                                                             -
                                                                                   -----------------
Total Current Assets                                                                             -
                                                                                   -----------------
Total Assets                                                                                     -
                                                                                   =================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current Liabilities:
Accounts Payable and Accrued Expenses                                                       15,730
Accounts Payable - Affiliate                                                                19,622
                                                                                   -----------------
Total Current Liabilities                                                                   35,352
                                                                                   -----------------
Total Liabilities                                                                           35,352
                                                                                   -----------------

Stockholders' Equity (Deficit):
Preferred Stock $.001 par value
20,000,000 shares authorized
no shares issued and outstanding
Common Stock: $.001 par value
100,000,000 shares authorized,
10,474,000 issued and outstanding                                                           10,474
Additional Paid-in-Capital                                                                 520,845
Retained Deficit during the Development Period                                            (566,671)
                                                                                   -----------------
Total Stockholders' Equity (Deficit)                                                       (35,352)
                                                                                   -----------------
Total Liabilities and Stockholders' Equity (Deficit)                                             -
                                                                                   =================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                    Three and Six Months Ended June 30, 2005,
                                and June 30, 2004
                                   (Unaudited)



                                                  Three Months     Three Months      Six Months     Six Months         January
                                                    Ended June    Ended June 30,     Ended June     Ended June         5, 2001
                                                      30, 2005             2004             30,            30,     (Inception)
                                                           US$              US$            2005           2004         to June
                                                                                            US$            US$        30, 2005
                                                                                            ---            ---             US$
Revenues:
Sales                                                       -                 -              -               -          4,875
Less Cost of Sales                                          -                 -              -               -          1,045
                                                 -------------- ---------------- --------------- -------------- ---------------
Gross Profit                                                -                 -              -               -          3,830
Other Income
Interest Income                                             -               324              -             652          1,493
                                                 -------------- ---------------- --------------- -------------- ---------------
                                                            -               324              -             652          5,323
                                                 -------------- ---------------- --------------- -------------- ---------------
Costs and Expenses:
Interest Expense                                          475                 -            475               -          5,142
Stock Based Compensation                                    -            44,550              -          44,550        503,300
Legal, Accounting & Professional                             -                -          8,397               -         22,012
Administrative                                          5,068             4,312         16,297           6,707         41,540
                                                 -------------- ---------------- --------------- -------------- ---------------
                                                        5,543            48,862         25,169          51,257        571,994
                                                 -------------- ---------------- --------------- -------------- ---------------
Income (Loss) before Income Tax                        (5,543)         (48,538)        (25,169)        (50,605)      (566,671)
Provision for Income Tax                                    -                 -              -               -              -
                                                 -------------- ---------------- --------------- -------------- ---------------
Net Income (Loss)                                      (5,543)         (48,538)        (25,169)        (50,605)      (566,671)
                                                 -------------- ---------------- --------------- -------------- ---------------

Basic and Diluted (Loss) Per Common Equivalent
Shares                                                       -              .01              -             .01            .08
                                                 -------------- ---------------- --------------- -------------- ---------------
Weighted Average Number of Common
Equivalent Shares Outstanding                       10,474,000       10,474,000     10,474,000      10,028,500      7,217,305
                                                 -------------- ---------------- --------------- -------------- ---------------


              The accompanying notes are an integral part of these
                        consolidated financial statements

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
                       for the period ended June 30, 2005


                                                                                          Retained
                                                        Common Stock     Additional   (Deficit) During
                                                          $0.001 Par      Paid-In      the Development     Stockholders'
                                                             Value        Capital          Period        Equity (Deficit)
                                             Shares           US$           US$              US$                US$
                                         --------------- -------------- ------------- ------------------ ------------------
Balance, January 5, 2001                              -              -             -                  -                  -

Shares issued to founder for
organisation cost and services at
$0.05 per shares                              1,910,000          1,910        93,590                  -             95,500
Shares Issued for services rendered at
$0.05 per share                                  65,000             65         3,185                  -              3,250
Shares Issued for Cash                          274,000            274        13,426                  -             13,700
Net Loss                                                                                      (100,852)            (100,852)
                                         --------------- -------------- ------------- ------------------ ------------------
Balance, December 31, 2001                    2,249,000          2,249       110,201          (100,852)             11,598
Shares Issued for Cash                          100,000            100         4,900                  -              5,000
Shares Issued for Officer's
Compensation                                  5,000,000          5,000       120,000                  -            125,000
Net Loss                                                                                      (140,154)            (140,154)
                                         --------------- -------------- ------------- ------------------ ------------------
Balance, December 31, 2002                    7,349,000          7,349       235,101          (241,006)              1,444
Shares Issued for services rendered at
$.05 per share                                2,234,000          2,234       109,466                               111,700
Net Loss                                                                                      (120,456)            (120,456)
                                         --------------- -------------- ------------- ------------------ ------------------
Balance, December 31, 2003                    9,583,000          9,583       344,567          (361,462)              (7,312)
Shares Issued for services rendered at
$0.05 per share                                 891,000            891        43,659                  -             44,550
Options Issued for services                           -              -       123,300                  -            123,300
Loan forgiveness-former major
shareholder                                           -              -         9,319                  -              9,319
Net Loss                                              -              -             -          (180,040)            (180,040)
                                         --------------- -------------- ------------- ------------------ ------------------
Balance, December 31, 2004                   10,474,000         10,474       520,845          (541,502)             (10,183)
Net Loss                                              -              -             -           (25,169)             (25,169)
                                         --------------- -------------- ------------- ------------------ ------------------
Balance, June 30, 2005                       10,474,000         10,474       520,845          (566,671)             (35,352)
                                         =============== ============== ============= ================== ==================

              The accompanying notes are an integral part of these
                        consolidated financial statements

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2005 and 2004
                                   (Unaudited)


                                                                                                               January 5, 2001
                                                                                                                (Inception) to
                                                                             2005              2004              June 30, 2005
                                                                              US$               US$                        US$
                                                                              ---               ---                        ---

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                                                 (25,169)          (50,605)                  (566,671)
Adjustments to reconcile net loss to net cash provided (used)
 by operating activities:
Shares and Options Issued for Stock Based Compensation                           -            44,550                    503,300
Unrealised Gain on Foreign Exchange                                           (254)                -                       (254)
Net Change in:
Accounts Payable and Accrued Expenses                                        7,361                 -                     22,211
Accounts Payable - Affiliate                                                18,062                 -                     18,062
                                                              -------------------- ----------------- --------------------------
Net Cash Provided (Used) in Operating Activities                                 -            (2,055)                   (23,352)
                                                              -------------------- ----------------- --------------------------
Cash Flow from Financing Activities
Repayment of Convertible Debenture                                              -                 -                  (100,000)
Repayment of Shareholder Advance                                                -                 -                      (492)
Proceeds from Convertible Debenture Payable                                     -                 -                    100,000
Shareholder Advance                                                             -               931                      5,081
Proceeds from Issuance of Stock                                                 -                 -                     18,700
                                                              -------------------- ----------------- --------------------------
Net Cash (Used by) Provided for Financing Activities                            -               931                     23,352
                                                              -------------------- ----------------- --------------------------
Net (Increase) (Decrease) in Cash                                               -           (1,124)                          -
Cash at Beginning of Period                                                     -           102,436                          -
                                                              -------------------- ----------------- --------------------------
Cash at End of Period                                                           -           101,312                          -
                                                              -------------------- ----------------- --------------------------
Supplemental Disclosures:
Cash Paid for interest                                                          -                 -                          -
Cash Paid for income taxes                                                      -                 -                          -
Stock and Options Issued for Services                                           -                 -                    503,300
Accrued interest and stockholder
advances charged to paid in capital                                             -                 -                      9,573


              The accompanying notes are an integral part of these
                        consolidated financial statements

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

2. ACCOUNTING POLICIES

For the issuances of stock options, the Company follows the fair value provisions of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation". SFAS 123 requires the company to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognised over the period during which an employee is required to provide service in exchange for the award - usually the vesting period. In the case where there is no required service period, the fair value of the equity instruments is expensed immediately.

3. COMMON STOCK

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

In December 2004, the Company issued to Renika Pty Limited ("Renika"), a company associated with Mr J I Gutnick, 9,000,000 options to be converted into 9,000,000 shares of common stock, at an exercise price of $0.05 and a latest exercise date of December 2009 for services to be rendered to the Company. The Company undertook a Black Scholes valuation of these options using a $0.05 exercise price, $0.05 market price, 5 year life, risk free interest rate of 5.155% and a volatility of 16.7%. The 9,000,000 options were valued at $123,300 or $0.0137 each. The stock options were issued for services rendered, to be rendered and for agreeing to provide financial assistance to the Company (not the actual provision of financial assistance). The issue of the stock options was not contingent upon any further services or events. The stock options are not forfeitable if the services or financial assistance are not provided. Accordingly, the value of the stock options were expensed immediately.

4. AFFILIATE TRANSACTIONS

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

In December 2004, the Company entered into an agreement with AXIS Consultants Pty Ltd to provide geological, management and administration services to the Company. AXIS is affiliated through common management. AXIS provided these services during December 2004 at a cost to the Company of $1,560. During the six months ended June 30, 2005, AXIS provided these services and charged the Company $7,484 for direct costs, for $10,188 indirect costs incurred on behalf of the Company and charged interest of $475 on the outstanding balance and there was an exchange gain on the outstanding balance of $254.

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

RESULTS OF OPERATION

Three Months Ended June 30, 2005 vs. Three Months Ended June 30, 2004.

Costs and expenses decreased from $48,862 in the three months June 30, 2004 to $5,543 in the three months ended June 30, 2005. The decrease in expenses is a net result of:

     a) a decrease in stock based compensation from $44,550 in the three months ended June 30, 2004 to $nil in the three months ended June 30, 2005. In the prior period, the Company issued 891,000 common shares to the former sole office and director for services valued at $44,550 or $0.05 per share. There was no comparable issue in the current period.

     b) an increase in administrative costs including salaries from $4,312 in the three months ended June 30, 2004 to $5,068 in the three months ended June 30, 2005 as a result of an increase in direct costs, including salaries and indirect costs charged to the Company by AXIS Consultants.

As a result of the foregoing, the loss from operations decreased from $48,538 for the three months ended June 30, 2004 to $5,543 for the three months ended June 30, 2005.

The net loss was $5,543 for the three months ended June 30, 2005 compared to a net loss of $48,538 for the three months ended June 30, 2004.

Six Months Ended June 30, 2005 vs. Six Months Ended June 30, 2004.

Costs and expenses decreased from $51,257 in the six months June 30, 2004 to $25,169 in the six months ended June 30, 2005. The decrease in expenses is a net result of:

     a) a decrease in stock based compensation from $44,550 in the six months ended June 30, 2004 to $nil in the six months ended June 30, 2005. In the prior period, the Company issued 891,000 common shares to the former sole office and director for services valued at $44,550 or $0.05 per share. There was no comparable issue in the current period.

     b) an increase in legal, accounting and professional costs from $nil for the six months ended June 30, 2004 to $8,397 for the six months ended June 30, 2005, as a result of the increase in audit and accounting fees in the six months ending June 30, 2005 compared to the six months ending June 30, 2004 and an increase in legal fees in relation to the Form - 10KSB filed in March 2005 and general legal services.

     c) an increase in administrative costs including salaries from $6,707 in the six months ended June 30, 2004 to $16,297 in the six months ended June 30, 2005 as a result of an increase in direct costs, including salaries and indirect costs, charged to the Company by AXIS Consultants.

As a result of the foregoing, the loss from operations decreased from $50,605 for the six months ended June 30, 2004 to $25,169 for the six months ended June 30, 2005.

The net loss was $25,169 for the six months ended June 30, 2005 compared to a net loss of $50,605 for the six months ended June 30, 2004.

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

For the issuances of stock options, the Company follows the fair value provisions of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation". SFAS 123 requires the company to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognised over the period during which an employee is required to provide service in exchange for the award - usually the vesting period. In the case where there is no required service period, the fair value of the equity instruments is expensed immediately.

Liquidity and Capital Resources

As of June 30, 2005, the Company has no cash and a working capital deficiency of $35,352. The Company is searching for mineral properties that fit into its new plan of operations, as discussed in footnote 1, "Organization and Business" above and expects to spend approximately $200,000 during fiscal 2005 on its new business plan. In addition, it expects that it will need to spend $100,000 on legal, professional, accounting and administration expenses. However, if the search for mineral properties is successful earlier in the year than anticipated, the Company may be required to spend amounts greater than those disclosed above. The Company will need to raise funds in cash to fund its business plan. The Company plans to satisfy its cash requirements by additional equity financing or loans. This will be in the form of private placements of restricted common stock, preferred stock or debentures. The Company may not be able to operate if it does not obtain the additional capital or financing it requires. There can be no assurance that the Company will be successful in raising such capital or financing and thus, be able to satisfy its cash requirements. In addition, the Company intends to use its securities as the principal medium of payment for all acquisitions. However, to the extent certain cash payments are required; the Company will attempt to minimize those payments in view of the Company's lack of cash.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

Item 5.  OTHER INFORMATION

         Not Applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


        (a)    Exhibit No.      Description
               -----------      -----------

                31.1            Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

                31.2            Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

                32.1            Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                                Section 906 of Sarbanes-Oxley act of 2002

                32.2            Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                                Section 906 of Sarbanes-Oxley act of 2002


                                  (FORM 10-QSB)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.

                                    LEGEND INTERNATIONAL HOLDINGS, INC.

                                    By: /s/ Joseph I. Gutnick
                                        ---------------------------------------
                                        Joseph I. Gutnick
                                        Chairman of the Board, President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)


                                    By: /s/ Peter Lee
                                        ---------------------------------------
                                        Peter Lee, Secretary and
                                        Chief Financial Officer
                                        (Principal Financial Officer)


                              Dated August 12, 2005

                                  EXHIBIT INDEX

        Exhibit No.             Description
        -----------             -----------

                31.1            Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

                31.2            Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

                32.1            Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                                Section 906 of Sarbanes-Oxley act of 2002

                32.2            Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                                Section 906 of Sarbanes-Oxley act of 2002
