Form 10QSB
period 2005-09-30
LEGEND INTERNATIONAL HOLDINGS INC
filed 2005-11-15
CIK 1132143

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549

                                   FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2005     or
                               ------------------------

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

Registrant's telephone number, including area code        0ll (613) 8532 2860
                                                     ------------------------


Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X                  No
   -----------               -----------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes                        No
   -----------               -----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 18,067,750 outstanding shares of Common Stock as of October 12, 2005.

Transitional Small Business Disclosure Format (Check one) Yes      No  X
                                                             -----   -----

Table Of Contents

                                                                         PAGE NO

PART I.       FINANCIAL INFORMATION

Item 1        Financial Statements                                           2
Item 2        Management's Discussion and Analysis or Plan of Operations    10
Item 3        Controls and Procedures                                       12

PART II       OTHER INFORMATION

Item 1        Legal Proceedings                                             13
Item 2        Changes in Securities and Use of Proceeds                     13
Item 3        Defaults Upon Senior Securities                               13
Item 4        Submission of Matters to a Vote of Security Holders           13
Item 5        Other Information                                             13
Item 6        Exhibits and Reports on Form 8-K                              13


SIGNATURES                                                                  14

EXHIBIT INDEX                                                               15

Exh. 31.1            Certification                                          16
Exh. 31.2            Certification                                          18
Exh. 32.1            Certification                                          20
Exh. 32.2            Certification                                          21

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the financial position of the Company and subsidiaries as of September 30, 2005, the results of its operations for the three and nine month periods ended September 30, 2005 and September 30, 2004, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN U.S. DOLLARS.

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                               September 30, 2005
                                   (Unaudited)




                                                                      US$
                                                                    ------
ASSETS
------

Current Assets:
Cash                                                                   -
                                                         -----------------

Total Current Assets                                                   -
                                                         -----------------

Total Assets                                                           -
                                                         =================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current Liabilities:
Accounts Payable and Accrued Expenses                             12,400
                                                         -----------------

Total Current Liabilities                                         12,400
                                                         -----------------

Non Current Liabilities
Long-Term Advance -- Affiliates                                   35,171
                                                         -----------------

Total Non Current Liabilities                                     35,171
                                                         -----------------

Total Liabilities                                                 47,571
                                                         -----------------

Stockholders' Equity (Deficit):
Preferred Stock $.001 par value
20,000,000 shares authorized
no shares issued and outstanding
Common Stock: $.001 par value
100,000,000 shares authorized,
18,067,750 issued and outstanding                                 18,068
Additional Paid-in-Capital                                       513,251
Retained Deficit during the Development Period                  (578,890)
                                                         -----------------

Total Stockholders' Equity (Deficit)                             (47,571)
                                                         -----------------

Total Liabilities and Stockholders' Equity (Deficit)                   -
                                                         =================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                                                                              January 5,
                                                              Three         Three         Nine         Nine         2001
                                                             Months        Months       Months       Months   (Inception)
                                                              Ended         Ended        Ended        Ended           to
                                                          September     September    September    September    September
                                                           30, 2005      30, 2004     30, 2005     30, 2004     30, 2005
                                                                US$           US$          US$          US$          US$
                                                        ----------------------------------------------------------------

Revenues:
Sales                                                                                                             4,875
Less Cost of Sales                                                -            -            -            -       (1,045)
                                                        ----------------------------------------------------------------

Gross Profit                                                      -            -            -            -        3,830

Other Income

Interest Income                                                   -          328            -          980        1,493
                                                        ----------------------------------------------------------------

                                                                  -          328            -          980        5,323
                                                        ----------------------------------------------------------------

Costs and Expenses:

Interest Expense                                                679            -        1,154            -        5,821
Stock Based Compensation                                          -            -            -       44,550      503,300
Legal, Accounting & Professional                              3,830            -       12,119            -       25,842
Unrealised Gain on Foreign Exchange                             (58)           -         (312)           -         (312)
Administrative                                                7,768        2,351       24,427        9,058       49,562
                                                        ----------------------------------------------------------------

                                                             12,219        2,351       37,388       53,608      584,213
                                                        ----------------------------------------------------------------


Income (Loss) before Income Tax                             (12,219)      (2,023)     (37,388)     (52,628)    (578,890)

Provision for Income Tax                                          -            -            -            -            -
                                                        ----------------------------------------------------------------

Net Income (Loss)                                           (12,219)      (2,023)     (37,388)     (52,628)    (578,890)
                                                        ----------------------------------------------------------------

Basic and Diluted Net (Loss) Per Common Equivalent
 Shares                                                       (0.00)       (0.00)       (0.00)       (0.00)       (0.05)
                                                        ----------------------------------------------------------------

Weighted Average Number of Common
Equivalent Shares Outstanding                            11,959,734   10,474,000   10,969,245   10,177,000   10,969,245
                                                        ----------------------------------------------------------------


              The accompanying notes are an integral part of these
                        consolidated financial statements

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
                     for the period ended September 30, 2005

                                                                                               Retained
                                                                                               (Deficit)
                                                          Common Stock    Additional         During the
                                                            $0.001 Par       Paid-In        Development       Stockholders'
                                                                 Value       Capital             Period    Equity (Deficit)
                                                 Shares            US$           US$                US$                US$
                                         ----------------------------------------------------------------------------------
Balance, January 5, 2001                              -              -             -                  -                  -

Shares issued to founder for
organisation cost and services at
$0.05 per shares                              1,910,000          1,910        93,590                  -             95,500
Shares Issued for services rendered at
$0.05 per share                                  65,000             65         3,185                  -              3,250

Shares Issued for Cash                          274,000            274        13,426                  -             13,700

Net Loss                                                                                       (100,852)          (100,852)
                                         ----------------------------------------------------------------------------------

Balance, December 31, 2001                    2,249,000          2,249       110,201           (100,852)            11,598

Shares Issued for Cash                          100,000            100         4,900                  -              5,000
Shares Issued for Officer's
Compensation                                  5,000,000          5,000       120,000                  -            125,000

Net Loss                                                                                       (140,154)           (140,154)
                                         ----------------------------------------------------------------------------------

Balance, December 31, 2002                    7,349,000          7,349       235,101           (241,006)             1,444

Shares Issued for services rendered at
$.05 per share                                2,234,000          2,234       109,466                  -            111,700

Net Loss                                                                                       (120,456)          (120,456)
                                         ----------------------------------------------------------------------------------

Balance, December 31, 2003                    9,583,000          9,583       344,567           (361,462)            (7,312)

Shares Issued for services rendered at
$0.05 per share                                 891,000            891        43,659                  -             44,550
Options Issued for services                           -              -       123,300                  -            123,300
Loan forgiveness-former major
shareholder                                           -              -         9,319                  -              9,319

Net Loss                                              -              -             -           (180,040)          (180,040)
                                         ----------------------------------------------------------------------------------

Balance, December 31, 2004                   10,474,000         10,474       520,845           (541,502)           (10,183)
Exercise of options                           7,593,750          7,594        (7,594)                 -                  -
Net Loss                                              -              -             -            (37,388)           (37,388)
                                         ----------------------------------------------------------------------------------
Balance, September 30, 2005                  18,067,750         18,068       513,251           (578,890)           (47,571)
                                         ==================================================================================

              The accompanying notes are an integral part of these
                        consolidated financial statements

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2005 and 2004
                                   (Unaudited)

                                                                                                               January 5, 2001
                                                                                                                (Inception) to
                                                                             2005                2004       September 30, 2005
                                                                              US$                 US$                      US$
                                                              -----------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)                                                                 (37,388)            (52,628)               (578,890)

Adjustments to reconcile net loss to net cash provided (used) by operating activities:

Shares and Options Issued for Stock Based Compensation
                                                                                 -              44,550                 503,300
Net Change in:
Accounts Payable and Accrued Expenses                                        2,217               6,000                  17,130
                                                              -----------------------------------------------------------------

Net Cash Provided (Used) in Operating Activities                           (35,171)             (2,078)                (58,460)
                                                              -----------------------------------------------------------------

Cash Flow from Financing Activities

Repayment of Convertible Debenture                                               -                   -                (100,000)
Repayment of Shareholder Advance                                                 -                   -                    (492)
Proceeds from Convertible Debenture Payable                                      -                   -                 100,000
Shareholder Advance                                                              -               1,236                   5,081
Proceeds from Issuance of Stock                                                  -                   -                  18,700
Net borrowing from Affiliates                                               35,171                   -                  35,171
                                                              -----------------------------------------------------------------

Net Cash (Used by) Provided from Financing Activities                       35,171               1,236                  58,460
                                                              -----------------------------------------------------------------

Net Increase (Decrease) in Cash                                                  -                (842)                      -

Cash at Beginning of Period                                                      -             102,436                       -
                                                              -----------------------------------------------------------------

Cash at End of Period                                                            -             101,594                       -
                                                              -----------------------------------------------------------------

Supplemental Disclosures:
Cash Paid for interest                                                           -                   -                       -
Cash Paid for income taxes                                                       -                   -                       -
Stock and Options Issued for Services                                            -                   -                 503,300
Accrued interest and stockholder                                                 -                   -                       -
advances charged to paid in capital                                              -                   -                   9,319
Cashless exercise of stock options                                           7,594                   -                   7,594


              The accompanying notes are an integral part of these
                        consolidated financial statements

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                Notes to Financial Statements September 30, 2005

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

2. ACCOUNTING POLICIES

For the issuances of stock options, the Company follows the fair value provisions of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation". SFAS 123 requires the company to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognised over the period during which an employee is required to provide service in exchange for the award -- usually the vesting period. In the case where there is no required service period, the fair value of the equity instruments is expensed immediately.

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

In September 2005, Renika exercised the 9,000,000 options using the cashless exercise feature and were issued 7,593,750 shares of common stock.

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

In December 2004, the Company entered into an agreement with AXIS Consultants Pty Ltd to provide geological, management and administration services to the Company. AXIS is affiliated through common management. AXIS provided these services during December 2004 at a cost to the Company of $1,560. During the nine months ended September 30, 2005, AXIS provided these services and charged the Company $11,876 for direct costs, $15,329 for indirect costs incurred on behalf of the Company and charged interest of $1,148 on the outstanding balance and there was an exchange gain on the outstanding balance of $344. The amount owed to AXIS at September 30, 2005 amounted to $29,569.

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

In September 2005 Wilzed Pty Ltd ("Wilzed"), a company associated with the President and CEO of the Company, Joseph Gutnick, paid expenses on behalf of the Company. Wilzed loaned the company $5,565 and charged interest of $6 on the outstanding balance and there was an exchange loss on the outstanding balance of $32. At September 30, 2005, the Company owed Wilzed $5,602.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FUND COSTS CONVERSION

The consolidated statements of operations and other financial and operating data contained elsewhere here in and the consolidated balance sheets and financial results have been reflected in United States dollars unless otherwise stated.

RESULTS OF OPERATION

Three Months Ended September 30, 2005 vs. Three Months Ended September 30, 2004.

Costs and expenses increased from $2,351 in the three months September 30, 2004 to $12,219 in the three months ended September 30, 2005. The increase in expenses is a net result of:

     a) an increase in legal, accounting and professional costs from $nil for the three months ended September 30, 2004 to $3,830 for the three months ended September 30, 2005 as a result of the increase in audit, accounting and legal fees in relation to regulatory filings and share registry maintenance costs.

     b) an increase in administrative costs including salaries from $2,351 in the three months ended September 30, 2004 to $7,768 in the three months ended September 30, 2005 as a result of an increase in direct costs, including salaries and indirect costs charged to the Company by AXIS Consultants.

As a result of the foregoing, the loss from operations increased from $2,023 for the three months ended September 30, 2004 to $12,219 for the three months ended September 30, 2005.

The net loss was $12,219 for the three months ended September 30, 2005 compared to a net loss of $2,023 for the three months ended September 30, 2004.

Nine Months Ended September 30, 2005 vs. Nine Months Ended September 30, 2004.

Costs and expenses decreased from $53,608 in the nine months ended September 30, 2004 to $37,388 in the nine months ended September 30, 2005. The decrease in expenses is a net result of:

     a) an increase in interest expense from $nil for the nine months ended September 30, 2004 to $1,154 for the nine months ended September 30, 2005. AXIS charged interest of $1,148 on outstanding balances.

     b) a decrease in stock based compensation from $44,550 in the nine months ended September 30, 2004 to $nil in the nine months ended September 30, 2005. In the prior period, the Company issued 891,000 common shares to the former sole officer and director for services valued at $44,550 or $0.05 per share. There was no comparable issue in the current period.

     c) an increase in legal, accounting and professional costs from $nil for the nine months ended September 30, 2004 to $12,119 for the nine months ended September 30, 2005, as a result of the increase in audit and accounting fees in the nine months ended September 30, 2005 to do with regulatory filings compared to the nine months ended September 30, 2004; the increase was also driven by legal fees relating to the Form-10KSB and Form 10-QSB filings, general legal services and share registry maintenance costs.

     d) an increase in administrative costs including salaries from $9,058 in the nine months ended September 30, 2004 to $24,427 in the nine months ended September 30, 2005 as a result of an increase in direct costs, including salaries and indirect costs, charged to the Company by AXIS Consultants.

As a result of the foregoing, the loss from operations decreased from $52,628 for the nine months ended September 30, 2004 to $37,388 for the nine months ended September 30, 2005.

The net loss was $37,388 for the nine months ended September 30, 2005 compared to a net loss of $52,628 for the nine months ended September 30, 2004.

For the issuances of stock options, the Company follows the fair value provisions of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation". SFAS 123 requires the company to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognised over the period during which an employee is required to provide service in exchange for the award - usually the vesting period. In the case where there is no required service period, the fair value of the equity instruments is expensed immediately. There were no stock options issued during the nine months ended September 30, 2005 and 2004.

Liquidity and Capital Resources

As of September 30, 2005, the Company has no cash and a working capital deficiency of $12,400. The Company is searching for mineral properties that fit into its new plan of operations, as discussed in footnote 1, "Organization and Business" above and expects to spend approximately $50,000 during fiscal 2005 on its new business plan. In addition, it expects that it will need to spend $25,000 on legal, professional, accounting and administration expenses. The Company will need to raise funds in cash to fund its business plan. The Company plans to satisfy its cash requirements by additional equity financing or loans. This will be in the form of private placements of restricted common stock, preferred stock or debentures. The Company may not be able to operate if it does not obtain the additional capital or financing it requires. There can be no assurance that the Company will be successful in raising such capital or financing and thus, be able to satisfy its cash requirements. In addition, the Company intends to use its securities as the principal medium of payment for all acquisitions. However, to the extent certain cash payments are required; the Company will attempt to minimize those payments in view of the Company's lack of cash.

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

The Company is still considered to be a development stage company, with no significant revenue, and is dependent upon the raising of capital through placement of its common stock, preferred stock or debentures. In the event the Company is unsuccessful in raising such capital, it may never commence active operations. The Company's continued existence is dependent upon its ability to raise financing and the acquisition of a profitable operating business.

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

                        LEGEND INTERNATIONAL HOLDINGS, INC.

                        By:                 /s/Joseph I. Gutnick
                                            --------------------
                                            Joseph I. Gutnick
                                            Chairman of the Board, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

                        By:                 /s/Peter Lee
                                            ------------
                                            Peter Lee, Secretary and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

                             Dated November 11, 2005

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