Form 10KSB
period 2005-12-31
LEGEND INTERNATIONAL HOLDINGS INC
filed 2006-03-31
CIK 1132143

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

For the fiscal year ended       December 31, 2005      or
                             ------------------------

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


         Level 8, 580 St Kilda Road Melbourne, Victoria, 3004, Australia
         ---------------------------------------------------------------
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

                           Yes  _X_         No  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.|X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                           Yes  _X_         No  ___

State Issuer's Revenues for its most recent fiscal year.

None

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant's common stock, ("Common Stock") held by non-affiliates of the Company was $1,900,192 as at December 31, 2005.

There were 18,067,750 outstanding shares of Common Stock as of March 23, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

Transitional Small Business Issuer Yes: ___  No: _X_

TABLE OF CONTENTS                                                          PAGE


PART I
Item 1       Business                                                         4
Item 2       Properties                                                      12
Item 3       Legal Proceedings                                               12
Item 4       Submission of Matters to a Vote of Security Holders             12

PART II
Item 5       Market for Common Equity and Related Stockholder Matters        13
Item 6       Management's Discussion and Analysis of
              Financial Condition or Plan of Operation                       14
Item 7       Financial Statements                                            19
Item 8       Changes in and Disagreements with Accountants on
              Accounting and Financial Statement Disclosure                  19
Item 8A      Controls and Procedures                                         19


PART III
Item 9       Directors and Executive Officers of the Registrant              20
Item 10      Executive Compensation                                          22
Item 11      Security Ownership of Certain Beneficial Owners
              and Management and Related Stockholder Matters                 23
Item 12      Certain Relationships and Related Transactions                  23


Part IV
Item 13      Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K                                                    26
Item 14      Principal Accounting Fees and Services                          26


             Signatures                                                      27

             Exhibit Index                                                   27

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

Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make. Risks, uncertainties and inaccurate assumptions could cause actual results to differ materially from historical results or those currently anticipated. Consequently, no forward-looking statement can be guaranteed. The potential risks and uncertainties that could affect forward looking statements include, but are not limited to the risks of mineral exploration and development stage projects, political risks of development in foreign countries, risks associated with environmental and other regulatory matters, mining risks and competitors, the volatility of diamond and other mineral prices and movements in foreign exchange rates, increased competition, governmental regulation, performance of information systems, and the ability of the Company to hire, train and retain qualified employees. In addition, other risks, uncertainties, assumptions, and factors that could affect the Company's results and prospects are described in this report, including under the heading "Risk Factors" and elsewhere and may further be described in the Company's prior and future filings with the Securities and Exchange Commission and other written and oral statements made or released by the Company.

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

In November 2004, Renika Pty Ltd, an Australian corporation ("Renika") acquired an 88% interest in Legend from William and Michael Tay (the "Tays"), the Tays resigned as Directors and Officers of Legend, Joseph Gutnick was appointed President, Chief Executive Officer and a Director and Peter Lee was appointed Secretary. The Tays also granted Renika an option to acquire an additional
578,240 shares of common stock that Renika exercised in 2005. Commencing in fiscal 2005, Legend has decided to focus its business on mineral exploration activities.

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

Following the change of management in November 2004, the Company developed a new plan of operations, which was to engage in mineral exploration and development activities. Legend's business plan calls for the identification of mineral properties, in South America and other parts of the world, where it can obtain secure title to exploration, development and mining interests. Our preference is to identify large gold deposits with low operating costs. We are prepared to consider the exploration, development and mining of profitable base metal interests. At the beginning of 2006, Legend expanded its areas of interest to include diamond exploration activities which are discussed below.

Recent Developments

Effective as of March 3, 2006, Legend entered into a Contract for the Sale of Mining Tenements ("Contract") with Astro Diamond Mines N.L. ("Astro") an Australian company pursuant to which the Company shall acquire certain diamond mining tenements in Northern Australia from Astro, subject to the terms and conditions discussed below. The Contract is conditional on the approval of shareholders of Astro approving the sale of the tenements to Legend. The consideration payable by Legend to Astro is Australian dollars $1.5 million and is payable 90 days after the approval of Astro shareholders. If Legend does not make the payment within the time period, the Contract is cancelled. At settlement, Legend is also required to pay to Astro any costs incurred on the tenements after February 1, 2006. Astro has provided commercial warranties which are usual for a transaction of this nature in favour of Legend. Astro intends to schedule a meeting of its shareholders in April 2006 to consider and vote upon the Contract. Under Australian law, Astro is required to provide an independent experts report to shareholders for this transaction. In order to prepare the independent experts report, a mineral valuation was prepared on behalf of Astro which indicated that the preferred value for the tenements that are the subject of the transaction was Australian dollars $1.5 million. This formed the basis of the consideration agreed by the parties.

The President and Chief Executive Officer of the Company, Mr. J. I. Gutnick, is Chairman and Managing Director of Astro and Dr DS Tyrwhitt, an independent Director of the Company is also a Director of Astro.

The tenements are located in the Northern Territory of Australia and are prospective for diamonds. The project areas are referred to as Calvert Hills (the Foelsche and Selby areas) and Cox (Broadmere).

The Foelsche and Selby areas are located in the Gulf country of the Northern Territory. This land package covers over 8,000 square kilometers of diamond prospective terrain. The Foelsche project area is located less than 20 kilometres east of the Merlin diamond field held by North Australian Diamonds Ltd. The Selby prospect area is approximately 130 kilometres to the east. Portions of these prospects have been surveyed using airborne electromagnetic geophysical techniques ("EM") with highly encouraging results. Numerous anomalies were found to occur within areas drained by streams containing significant kimberlite indicator minerals. Selected airborne anomalies in various settings were followed up with detailed ground gravity surveys. The results of the gravity survey have defined several outstanding coincident gravity anomalies showing much greater detail than the airborne survey. These results are considered to be very encouraging. Government requirements will need to be met before access and drilling can be carried out next year.

Other holdings in the district include areas adjacent to the Abner Range discoveries of Gravity Diamonds Ltd, and a large position at the Cox project area, 230 kilometres to the west. The Cox project area consists of more than 9,200 square kilometers of terrain that is also prospective for diamonds. Microdiamonds, macrodiamonds and chromites were recovered by previous explorers in the Broadmere area within the Cox project. It is envisaged that an airborne electromagnetic survey can be flown over this area in the next field season, which runs from April to November 2006.

The Broadmere prospect is located within the Cox group of tenements, which are centred 230 kilometres northwest of the Merlin field. Three macrodiamonds and numerous microdiamonds have been recovered by previous explorers from two broad areas within the Broadmere prospect. It is envisaged that these two broad areas will constitute the beginning of further detailed airborne surveys in the next field season, which runs from April to November 2006.

Employees

The services of our Chief Executive Officer and Chief Financial Officer as well as clerical employees are provided to us on a part-time basis pursuant to a Service Agreement effective December 1, 2004 (the "Service Agreement") by and between AXIS Consultants Pty Limited and ourselves. AXIS also provides office facilities, equipment, administration and clerical services to the Company pursuant to the Service Agreement. The Service Agreement may be terminated by written notice from the parties thereto.

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

We Have No Mineral Exploration Properties and No Diamond Or Other Mineral Reserves And We Cannot Assure You That We Will Find Such Properties Or Reserves. If We Develop A Diamond Or Other Mineral Reserve, There Is No Guarantee That Production Will Be Profitable.

We do not have any mineral exploration properties. We cannot guarantee we will ever find any or that we will be successful in locating commercial mine reserves on any exploration properties that we may obtain. Even if we find a diamond or other commercial minerals reserve, there is no assurance that we will be able to mine them. Even if we develop a mine, there is no assurance that we will make a profit. If we do not find diamonds or other commercial minerals you could lose part or all of your investment.

We Will Need Financing To Acquire Mineral Exploration Properties And To Determine If There Is Diamonds Or Other Commercial Minerals And To Maintain The Mineral Claims.

Our success will depend on our ability to raise capital. The Contract for the acquisition of diamond mining tenements from Astro requires a payment from us of Australian dollars $1,500,000 within 90 days after the receipt of the approval of the Astro's shareholders. We will require substantial additional funds to conduct mineral exploration and development activities on these tenements. There is no assurance whatsoever that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us to make investments. If funds are not available in the amounts required to achieve our business strategy, we would be unable to reach our objective. This could cause the loss of all or part of your investment.

The Reports Of Our Independent Registered Public Accounting Firms Contain An Explanatory Paragraph Questioning Our Ability To Continue As A Going Concern.

The reports of our independent registered public accounting firms on our financial statements as of December 31 , 2005 and for the years ended December 31, 2005 and 2004 includes an explanatory paragraph questioning our ability to continue as a going concern. This paragraph indicates that we have not yet commenced revenue producing operations and have a retained deficit at December 31, 2005 of $(599,447) which conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

We Are A Small Operation And Do Not Have Significant Capital.

Because we will have limited working capital, we must limit our exploration. If we are unable to raise the capital required to undertake adequate exploration, we may not find diamonds or other commercial minerals even though properties that we may acquire may contain diamonds or other commercial minerals. If we do not find diamonds or other commercial minerals we may be forced to cease operations and you may lose your entire investment.

We Could Encounter Delays Due To Regulatory And Permitting Delays.

We could face delays in obtaining mining permits and environmental permits. Such delays, could jeopardize financing, if any, in which case we would have to delay or abandon work on the properties.

There Are Uncertainties Inherent In The Estimation Of Diamonds Or Other Mineral Reserves.

Reserve estimates, including the economic recovery of diamond ore, will require us to make assumptions about recovery costs and diamond market prices. Reserve estimation is, by its nature, an imprecise and subjective process and the accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation, judgment and experience. The economic feasibility of properties will be based upon our estimates of the size and grade of ore reserves, metallurgical recoveries, production rates, capital and operating costs, and the future price of diamonds. If such estimates are incorrect or vary substantially it could affect our ability to develop an economical mine and would reduce the value of your investment.

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

The acquisition of diamond mineral properties is subject to substantial competition. If we must pursue alternative properties, companies with greater financial resources, larger staffs, more experience, and more equipment for exploration and development may be in a better position than us to compete for properties. We may have to undertake greater risks than more established companies in order to compete which could affect the value of your investment.

We May Lose Our  Claims  If We Do No  Maintain  A  Minimum  Level of Work On The
Claims

We will be required to carry out a minimum level of work on each claim to maintain of our claims in good standing. If we cannot afford to carry out the work or pay the fees we could lose our interest in claims. The loss of some or all of our mineral claims would adversely affect the value of your investment.

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

We are one of five affiliated companies of which three are Australian public companies listed on Australian Stock Exchange. Each of the companies has some common Directors, officers and shareholders. In addition, each of the companies is substantially dependent upon AXIS for its senior management and certain mining and exploration staff. A number of arrangements and transactions have been entered into from time to time between such companies. Currently, there are no material arrangements or planned transactions between the Company and any of the other affiliated companies other than AXIS. However, it is possible we may enter into such transactions in the future which could present conflicts of interest.

Future Sales of Common Stock Could Depress The Price Of Our Common Stock

Future sales of substantial amounts of common stock pursuant to Rule 144 under the Securities Act of 1933 or otherwise by certain stockholders could have a material adverse impact on the market price for the common stock at the time. There are presently approximately 17,389,110 outstanding shares of our common stock held by one of our stockholders which are deemed "restricted securities" as defined by Rule 144 under the Securities Act. Under certain circumstances, there shares may be sold without registration pursuant to the provisions of Rule
144. In general, under rule 144, a person (or persons whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of restricted securities which does not exceed the greater of one (1%) percent of the shares outstanding or the average weekly trading volume during the four calendar weeks preceding the notice of sale required by Rule 144. In addition, Rule 144 permits, under certain circumstances, the sale of restricted securities without any quantity limitations by a person who is not an affiliate of ours and has satisfied a two-year holding period. Any sales of shares by stockholders pursuant to Rule 144 may have a depressive effect on the price of our common stock.

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

Item 2       Properties

Legend has no properties and at this time has no agreements to acquire any properties other than the Contract to acquire diamond mining tenements from Astro which is discussed above. Legend occupies certain executive and office facilities in Melbourne, Victoria Australia which are provided to it pursuant to the Service Agreement with AXIS. See "Item 1 - Business Employees" and "Item 12
- Certain Relationships and Related Transactions". Legend believes that its administrative space is adequate for its current needs.

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

The  following  table sets out the high and low bid  information  for the Common
Stock  as  reported  by  the  National   Quotation   Service   Bureau  for  each
period/quarter indicated in US$:

Calendar Period                High Bid (1)                Low Bid (1)
---------------                ---------                   --------


2003
Fourth Quarter                    1.50                       1.00

2004
First Quarter                     1.00                       0.05
Second Quarter                    0.25                       0.04
Third Quarter                     0.06                       0.02
Fourth Quarter                    0.25                       0.05

2005
First Quarter                     0.30                       0.13
Second Quarter                    0.32                       0.20
Third Quarter                     0.25                       0.15
Fourth Quarter                    3.25                       0.15

(1) The quotations set out herein reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

Shareholders

As of March 23, 2006, there were approximately 36 record holders of the Company's common stock. Within the holders of record of the Company's common stock are depositories such as Cede & Co., a nominee for The Depository Trust Company (or DTC), that hold shares of stock for brokerage firms which, in turn, hold shares of stock for one or more beneficial owners. Accordingly, the Company believes there are many more beneficial owners of its common stock whose shares are held in "street name", not in the name of the individual shareholder.

Options

Effective as of December 12, 2005, the Board of Directors of Company approved the distribution to stockholders for no consideration of an aggregate of 36,135,500 non-transferable options, each of which is exercisable to purchase one share of common stock of the Company at an exercise price of 25 cents per share with a latest exercise date of December 31, 2012 and otherwise on the terms and conditions set out in Appendix A to this Form 8-K. The options will be issued on a pro-rata basis to all stockholders of record on December 31, 2005 on the basis of two (2) options for every one (1) share of common stock owned by a stockholder on the record date. The options may not be exercised until the shares underlying the options are registered under federal and state securities laws.

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

We are a development stage company. Our principal exploration target is for gold and we are seeking to identify and obtain mineral exploration properties. We are in the initial stages of our exploration program and we have not yet identified any mineral exploration properties. We have not generated any material revenues from operations.

Selected Financial Data

Our selected financial data presented below for each of the years in the two-year period ended December 31, 2005, and the balance sheet data at December 31, 2005 has been derived from financial statements, which have been audited by PKF, Certified Public Accountants, a Professional Corporation. The selected financial data should be read in conjunction with our financial statements for each of the years in the two year period ended December 31, 2005 and Notes thereto, which are included elsewhere in this Annual Report.

Statement of Operations Data


                                      Year ended December 31


                                           2005         2004
                                              $            $

Revenues                                      -            -
                                 ----------------------------

Other income (loss)                           -        1,073

Costs and expenses                       58,976      181,113
                                 ----------------------------

Loss from operations                    (58,976)    (180,040)

Other income (loss)                           -            -
                                 ----------------------------

Profit (loss) before income
taxes                                  (557,945)    (180,040)

Provision for income taxes                    -            -
                                 ----------------------------

Net profit (loss)                       (57,945)    (180,040)
                                 ----------------------------




Weighted average number
of shares outstanding                13,282,647   10,206,213
                                 ============================

Balance Sheet Data
------------------
                                              $            $
Total assets                                  -            -
Total liabilities                        68,128       10,183
                                 ----------------------------

Stockholders' equity (deficit)          (68,128)     (10,183)
                                 ----------------------------

Plan of Operation

We have no cash at December 31, 2005. See "Liquidity and Capital Resources" for a discussion of how the Company intends to finance its plan of operations.

It is our intention to seek to locate one or more mineral exploration properties during fiscal 2006 as discussed in Item 1 "Description of Business - Recent Developments". Once we obtain one or more mineral exploration properties, we will develop an exploration program that is appropriate for such properties.

As set out in Item1 "Employees" the services of our Chief Executive Officer and Chief Financial Officer as well as certain clerical employees are provided by AXIS. At the current time, we have no plans to change these arrangements or employ any further persons.

Results of Operations

Year ended December 31, 2005 versus Year ended December 31, 2004

Total revenues for the years ended December 31, 2005 and 2004 were $nil. Other income in 2004 amounted to $1,073 and was derived from interest income.

Costs and expenses decreased during the year from $181,113 for the 12 months ended December 31, 2004 to $57,945 for the 12 months ended December 31, 2005. The main components of costs and expenses are as follows:-

(i) Legal, professional and accounting for the twelve months ended December 31, 2005 amounted to $21,721, compared to $9,143 for the twelve months ended December 31, 2004. In 2005, the main costs are audit fees of $10,370, legal fees of $7,116, and filing fees of $4,148 compared to audit fees of $6,500, legal fees of $1,491, and filing fees of $nil in 2004. Audit fees and legal fees have increased since the change in management in December 2004. For the year ended December 31, 2004 no filing fees were incurred, whereas for the year ended December 31, 2005 filing fees have been incurred lodging the appropriate SEC returns.

(ii) Stock based compensation has decreased from $167,850 for the twelve months ended December 31, 2004 to $nil for the twelve months ended December 31, 2005. In 2004, a total of 891,000 common shares were issued to the Company's former officer and director for services valued at $44,550 and 9 million options to be converted into 9 million shares of common stock at an exercise price of $0.05 and a latest exercise date of December 2009 were issued to Renika for services to be rendered by the new President and Chief Executive Office of the Company. The Company undertook a Black Scholes valuation of these options using a $0.05 exercise price, $0.05 cents market price, 5 year life, risk free interest rate of 5.155% and a volatility of 16.7% which equated to a value of $123,300. No such issue was made in 2005.

(iii) During 2005, the Company incurred interest of $1,905. The Company borrowed $5,565 from Wilzed, a company which our President and CEO is a director and shareholder. Wilzed charged us $134 interest. Wilzed charged interest at a rate of 9.35% for 2005. AXIS provides management, administration and geological services to us pursuant to a service dated February 25, 2005. AXIS charged us interest of $1,771 on amounts owing to AXIS. AXIS charged interest at a rate of 9.35% for 2005.

(iv) Administration costs increased from $4,120 for the twelve months ended December 31, 2004 to $35,350 for the twelve months ended December 31, 2005. During 2005 the management fee charged by AXIS to us was $20,203 and AXIS charged us $12,171 for salaries incurred in relation to AXIS staff that provided administration services to the Company.

As a result of the above, the loss before income taxes for the year ended December 31, 2005 amounted to $(57,945) compared to $(180,040) for the year ended December 31, 2004.

There was no provision for tax in either the prior year or the current year.

As a result the net loss for the year ended December 31, 2005 was $(57,945) compared to $(180,040) for the year ended December 31, 2004.

Liquidity and Capital Resources

As of December 31, 2005, the Company has no cash. The Company is searching for mineral properties that fit into its new plan of operations, as discussed at
Item 1, "Business" and expects to spend approximately $2,000,000 during fiscal 2006 on its new business plan, including Australian dollars $1,500,000 in connection with the acquisition of diamond mining tenements from Astro pursuant to the Contract. In addition, it expects that it will need to spend $100,000 on legal, professional, accounting and administration expenses. The Company will need to raise funds in cash to fund its business plan. The Company plans to satisfy its cash requirements by additional equity financing or loans. This will be in the form of private placements of restricted common stock, preferred stock or debentures. The Company may not be able to operate if it does not obtain the additional capital or financing it requires. There can be no assurance that the Company will be successful in raising such capital or financing and thus, be able to satisfy its cash requirements.

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

Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate risk primarily through its loan facilities. The Company utilizes these borrowings to meet its working capital needs.

At December 31, 2005, the Company had outstanding borrowings of approximately $47,788 under its Loan Facilities. In the event that interest rates associated with these facilities were to increase 100 basis points, the impact on future cash flows would be a decrease of approximately $478 annually.

Item 7.      Financial Statements

See F Pages

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Statement Disclosure

Not applicable.

Item 8A      Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

Our principal executive officer and its principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management, including the principal executive and financial officers, on a basis that permits timely decisions regarding timely disclosure. Based on that evaluation, such principal executive officer and principal financial officer concluded that, the Company's disclosure control and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)  Change in Internal Control over Financial Reporting.

     No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

(c) We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

                                    PART III

Item 9.      Directors and Executive Officers of the Registrant

The following table sets out certain information concerning the Company's officers and directors.


Name                     Age              Position(s) Held

Joseph Gutnick           54               Chairman of the Board
                                          President, Chief Executive Officer and
                                          Director

David Tyrwhitt           67               Director

Peter Lee                48               Secretary, Chief Financial Officer and
                                          Principal Accounting Officer


Joseph Gutnick
Mr. Gutnick has been Chairman of the Board, President and Chief Executive Officer since November 2004 and has been Chairman of the Board, President and Chief Executive Officer of Bay Resources, a Delaware corporation (BYRE.OB) since March 1988. He has been a Director of numerous public listed companies in Australia specialising in the mining sector since 1980 and is currently a Director of Astro Diamond Mines N.L., Great Gold Mines N.L., and Quantum Resources Limited. Mr. Gutnick was previously Executive Chairman of Tahera Corporation, a company that is listed on Toronto Stock Exchange from May 2000 to October 2003 and has previously been a Director of the World Gold Council. He is a Fellow of the Australasian Institute of Mining & Metallurgy and the Australian Institute of Management and a Member of the Australian Institute of Company Directors.

David Tyrwhitt
Dr. Tyrwhitt was appointed a Director in March 2005. He is a geologist, holding a Bachelor of Science and Ph.D. degrees and has 40 years experience in mineral exploration and management development and operation of gold mines in Australia. Dr. Tyrwhitt has been a Director of numerous public listed companies in Australia in the mining industry and is currently a Director of Astro Diamond Mines N.L., Great Gold Mines N.L., and Quantum Resources Limited and has also been a Director of Bay Resources Ltd, a Delaware corporation (BYRE.OB) since 1996.

Peter Lee
Mr. Lee has been Chief Financial Officer since March 2005 and Secretary since November 2004. He is a Director, Chief Financial Officer and Secretary of Bay Resources Ltd, a Delaware corporation (BYRE.OB). Mr. Lee is a Member of the Institute of Chartered Accountants in Australia, a Fellow of Chartered Secretaries Australia Ltd., a Member of the Australian Institute of Company Directors and holds a Bachelor of Business (Accounting) from Royal Melbourne Institute of Technology. He has over 25 years commercial experience and is currently General Manager Corporate and Company Secretary of several listed public companies in Australia.

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

Code of Ethics

We have adopted a Code of Conduct and Ethics and it applies to all Directors, Officers and employees. A copy of the Code of Conduct and Ethics will be posted on our Web site and we will provide a copy to any person without charge. If you require a copy, you will be able to download it from our Web site at www.lgdi.net or alternatively, contact us by facsimile or e-mail and we will send you a copy.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our Directors, executive officers and beneficial owners of more than 10% of the outstanding Common Stock are required to file reports with the Securities and Exchange Commission concerning their ownership of and transactions in our Common Stock and are also required to provide to us copies of such reports. Based solely on such reports and related information furnished to us, we believe that in fiscal 2005 all such filing requirements were complied with in a timely manner by all Directors and executive officers.

Item 10.     Executive Compensation.

The following table sets forth the annual salary, bonuses and all other compensation awards and pay outs on account of our Chief Executive Officer for services rendered to us during the fiscal year ended December 31, 2005, 2004 and 2003. No other executive officer received more than US$100,000 per annum during this period.

Summary Compensation Table
                                                                                   Long-Term
                                             Annual Compensation              Compensation Awards
                                       -------------------------------   -----------------------------
                                                                                           Securities
                                                          Other Annual     Restricted      Underlying
Name and Principal Position            Year     Salary    Compensation    Stock Awards      Options
                                       ----     ------    ------------   --------------  -------------
Joseph Gutnick, Chairman of the
Board, President and CEO (1)(2)        2005        -            -               -               -
                                       2004        -            -               -               -
William Tay, Chairman of the
Board, President and CEO *(3)          2004        -         $44,550            -               -
                                       2003        -        $111,700            -               -
------------------------

1.   Joseph Gutnick appointed November 2004.
2. Excludes 9,000,000 options granted to Renika of which Mr JI Gutnick is a Director and Shareholder (see Item 12 - Certain Relationships and Related
     Party Transactions)
3.   William Tay resigned November 2004.

For additional information about the Service Agreement and the Consulting Agreement see "Item 1- Business- Employees" and "Item 12- Certain Relationships and Related Transactions".

                      EQUITY COMPENSATION PLAN INFORMATION
-------------------------------------- ----------------------- ----------------------- -------------------------
                                                (a)                   (b)                        (c)
-------------------------------------- ----------------------- ----------------------- -------------------------
                                                                                       Number of securities
                                       Number of securities    Weighted-average        remaining available for
                                       to be issued upon       exercise price of       future issuance under
                                       exercise of             outstanding options,    equity compensation plans
                                       outstanding options,    warrants and rights     (excluding securities
                                       warrants and rights                             reflected in column (a))
-------------------------------------- ----------------------- ----------------------- -------------------------
Equity compensation plans approved
by security holders                              0                       0                        0
-------------------------------------- ----------------------- ----------------------- -------------------------

-------------------------------------- ----------------------- ----------------------- -------------------------
Equity compensation plans not
approved by security holders                     0                       0                        0
-------------------------------------- ----------------------- ----------------------- -------------------------

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets out, to the best of our knowledge, the numbers of shares in us beneficially owned as at December 31, 2005 by:

(i)  each of our present Executive Officers and Directors,

(ii) each person (including any "group" as that term is defined in Section 13(d)(3) of the Securities Exchange Act) who beneficially owns more than 5% of our Common Stock, and

(iii) all of our present Directors and officers as a group.

Name                          Number of Shares Owned             Percentage of
                                                                 Shares (1)

Renika Pty Ltd                   52,167,330   (2)(3)(4)             98.72

Joseph Gutnick                   52,167,330   (2)(3)(4)             98.72

Stera Gutnick                    52,167,330   (2)(3)(4)             98.72

David Tyrwhitt                            -                             -

Peter Lee                                 -                             -
                             -------------------------------------------------

All officers and Directors
As a group                       52,167,330                         98.72

Notes relating to Item 11:

(1)  Based on 18,067,750 shares outstanding

(2) Includes 17,389,110 shares of Common Stock owned by Renika, of both of which Mr Joseph Gutnick, Stera M. Gutnick and members of their family are officers, Directors and principal stockholders.

(3)  Joseph Gutnick and Stera Gutnick are husband and wife.

(4) Includes 34,778,220 shares issuable upon exercise of stock options owned by Renika at an exercise price of $0.25.

Item 12.     Certain Relationships and Related Transactions

We are one of five affiliated companies of which three are Australian public companies listed on Australian Stock Exchange. Each of the companies has some common Directors, officers and shareholders. In addition, each of the companies is substantially dependent upon AXIS for its senior management and certain mining and exploration staff. A number of arrangements and transactions have been entered into from time to time between such companies. It has been the intention of the affiliated companies and respective Boards of Directors that each of such arrangements or transactions should accommodate the respective interest of the relevant affiliated companies in a manner which is fair to all parties and equitable to the shareholders of each. Currently, there are no material arrangements or planned transactions between the Company and any of the other affiliated companies other than AXIS.

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

The Service Agreement may be terminated by AXIS or us upon 60 days prior notice. If the Service Agreement is terminated by AXIS, we would be required to independently provide, or to seek an alternative source of providing, the services currently provided by AXIS. There can be no assurance that we could independently provide or find a third party to provide these services on a cost-effective basis or that any transition from receiving services under the Service Agreement will not have a material adverse effect on us. Our inability to provide such services or to find a third party to provide such services may have a material adverse effect on our operations.

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

In December 2004, the Company entered into an agreement with AXIS Consultants Pty Ltd to provide geological, management and administration services to the Company. AXIS is affiliated through common management. AXIS provided these services during December 2004 at a cost to the Company of $1,560. During fiscal 2005, AXIS continued to provide these services and charged the Company $20,203 in management fees, $12,171 for salaries incurred in relation to AXIS staff that provided administration services to the Company and charged interest of $1,771 on the outstanding balance. AXIS charged interest at a rate of 9.35% for 2005. The amount owed to AXIS at December 31, 2005 was $42,281.

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

Transactions with Management

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

(c)  Form 8-K

     Form 8-K dated December 14, 2005 lodged in relation to Item 5.

Item 14.     Principal Accounting Fees and Services

The following table shows the audit fees incurred for fiscal 2005 and 2004.

                                           2005                    2004
                                           ----                    ----

Audit fees                              $11,295                  $5,075
Audit related fees                            -                       -
Tax fees                                      -                       -
                                  --------------          --------------

Total                                   $11,295                  $5,075
                                  ==============          ==============

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


                                           BAY RESOURCES LTD.

                                           (Registrant)



                                           By: /s/ Peter J. Lee
                                               ---------------------------------
                                               Peter J. Lee
                                               Chief Financial Officer and
                                               Secretary


Dated: March 29, 2006

                           FORM 10-KSB Signature Page


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


Signature                        Title                            Date


1.  Joseph Gutnick               Chairman of the Board,           March 29, 2006
    -----------------------      President and Chief Executive
    Joseph Gutnick               Officer (Principal Executive
                                 Officer) and Director


2.  David Tyrwhitt               Director                         March 29, 2006
    -----------------------
    David Tyrwhitt


3.  Peter Lee                    Chief Financial Officer and      March 29, 2006
    -----------------------      Secretary, (Principal Financial
    Peter Lee                    and Accounting Officer)

EXHIBIT INDEX

Incorporated by
Reference to:


Exhibit No.    Exhibit

1.1            Subscription Agreement (1)

3.1            Certificate of Incorporation (1)

3.2            Amended Certificate of Incorporation (2)

3.3            Bylaws (1)

3.4            Specimen Stock Certificate (1)

4.1            Form of 8% Senior  Subordinated  Convertible  Debenture due March
               31, 2004 (3)

4.2            Form of Notice of Conversion (3)

10.1           2002 Employee, Consultant & Advisor Stock Compensation Plan (4)

10.2           Form of Stock Payment Agreement (4)

10.3           Contract for the Sale of Mining Tenements (5)

21.1           Subsidiaries of the Registrant (6)

31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Joseph Isaac Gutnick (6)

31.2 Certification of Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter James Lee (6)

32.1 Certification of Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Joseph Isaac Gutnick (6)

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Peter James Lee (6)

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

(4) Incorporated herein by reference to the Company's Registration Statement on Form S-8 filed on May 14, 2002, File No. 333-88184.

(5) Incorporated by reference to the Company's current report on Form 8-K filed on March 10, 2006.

(6)  Filed herewith

     Financial Statements for the years ended December 31, 2004 and 2005.

     Legend International Holdings, Inc.
     Audited Financial Statements for the Company for the years ended December 31, 2005 and 2004.

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                          (A Development Stage Company)


                              Financial Statements

                           December 31, 2005 and 2004

         (with Report of Independent Registered Public Accounting Firm)

CONTENTS


                                                                            Page


Report of Independent Registered Public Accounting Firm                      F-1
Balance Sheet                                                                F-2
Statements of Operations                                                     F-3
Statements of Stockholders' Equity (Deficit)                                 F-4
Statements of Cash Flows                                                     F-5
Notes to Consolidated Financial Statements                            F-6 - F-13

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

To the Board of Directors and Stockholders of Legend International Holdings, Inc.

We have audited the accompanying balance sheet of Legend International Holdings, Inc (A Development Stage Company) as of December 31, 2005, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2005 and 2004 and the cumulative amounts from inception, January 5, 2001 through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The related statements of operations, stockholders' equity (deficit), and cash flows from inception of the development stage on January 5, 2001 through December 31, 2003, were audited by other auditors whose reports dated March 20, 2004 and April 7, 2003 expressed an unqualified opinion, with an explanatory paragraph discussing the company's ability to continue as a going concern. Our opinion on the statements of operations, stockholders' equity (deficit) and cash flows from inception of the development stage through December 31, 2005, insofar as it relates to amounts for prior periods through December 31, 2003, is solely based on the reports of other auditors.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Legend International Holdings, Inc. at December 31, 2005, and the results of its operations and its cash flows for the periods indicated above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in note 1, at December 31, 2005 the Company had not yet commenced revenue producing operations and had a working capital deficit of $20,340 and a retained deficit of $599,447. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans in regard to these matters are also discussed in note 1.







New York, NY                                     S/S PKF
March 23, 2006                                   Certified Public Accountants
                                                 A Professional Corporation

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                December 31, 2005

ASSETS
                                                                   US$
                                                                   ---
Current Assets
Cash                                                                     -
                                                             --------------

Total Current Assets                                                     -
                                                             --------------

Total Assets                                                             -
                                                             ==============

LIABILITIES

Current Liabilities
Accounts payable and accrued expenses                               20,340
                                                             --------------

Total Current Liabilities                                           20,340
                                                             --------------

Non Current Liabilities
Long-term advance affiliates                                        47,788
                                                             --------------

Total Non Current Liabilities                                       47,788
                                                             --------------

Total Liabilities                                                   68,128
                                                             --------------

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock
 $.001 par value, 20,000,000 shares authorized
 no shares issued and outstanding
Common Stock
 $.001 par value, 100,000,000 shares authorized
 18,067,750 shares issued and outstanding                           18,068
Additional paid-in capital                                         513,251
Retained deficit during the development period                    (599,447)
                                                             --------------

Total Stockholders' Equity (Deficit)                               (68,128)
                                                             --------------

Total Liabilities and Stockholders' Equity (Deficit)                     -
                                                             ==============

The accompanying notes are an integral part of the financial statements.

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                          For the years ended         January 5,
                                              December 31,                  2001
                                                                  (Inception) to
                                                                    December 31,
                                           2005          2004               2005
                                            US$           US$                US$
Revenues:

Sales                                             -             -         4,875
less cost of sales                                -             -         1,045
                                      ------------------------------------------

Gross profit                                      -             -         3,830

Other income
Interest income                                   -         1,073         1,493

                                      ------------------------------------------
                                                  -         1,073         5,323
                                      ------------------------------------------

Costs and expenses:
Legal, professional and accounting           21,721         9,143        35,336
Stock-based compensation                          -       167,850       503,300
Interest expense                              1,905             -         6,572
Administration expenses                      35,350         4,120        60,593
                                      ------------------------------------------
Total expenses                               58,976       181,113       605,801
                                      ------------------------------------------

(Loss) from operations                      (58,976)     (180,040)     (600,478)
Foreign currency exchange gain                1,031             -         1,031
                                      ------------------------------------------
(Loss) before income taxes                  (57,945)     (180,040)     (600,478)

Provision for income taxes                        -             -             -
                                      ------------------------------------------

Net (loss)                                  (57,945)     (180,040)     (599,447)
                                      ==========================================

Basic and diluted loss per common
 shares                                       (0.00)        (0.02)        (0.07)
                                      ------------------------------------------

Weighted average number of common
 shares used in per share
 calculations                            13,282,647    10,206,213     8,346,922
                                      ==========================================

The accompanying notes are an integral part of the financial statements.


                       LEGEND INTERNATIONAL HOLDINGS, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
                     for the period ended December 31, 2005

                                            Common Stock                  Retained
                                                                          (Deficit)
                                                           Additional    During the   Stockholders'
                                              $0.001        Paid-In      Development     Equity
                                             Par Value      Capital        Period       (Deficit)
                                 Shares         US$           US$            US$           US$
                             ----------------------------------------------------------------------
Balance, January 5, 2001                 -             -             -             -             -

Shares issued to founder for
 organisation cost and
 services at $0.05 per shares    1,910,000         1,910        93,590                      95,500

Shares issued for services
 rendered at $0.05 per share        65,000            65         3,185                       3,250

Shares issued for cash             274,000           274        13,426                      13,700

Net Loss                                                                    (100,852)     (100,852)
                             ----------------------------------------------------------------------
Balance, December 31, 2001       2,249,000         2,249       110,201      (100,852)       11,598

Shares issued for cash             100,000           100         4,900                       5,000

Shares issued for officer's
 compensation                    5,000,000         5,000       120,000             -       125,000

Net Loss                                                                    (140,154)     (140,154)

                             ----------------------------------------------------------------------
Balance, December 31, 2002       7,349,000         7,349       235,101      (241,006)        1,444

Shares issued for services
 rendered at $.05 per share      2,234,000         2,234       109,466                     111,700

Net Loss                                                                    (120,456)     (120,456)

                             ----------------------------------------------------------------------
Balance, December 31, 2003       9,583,000         9,583       344,567      (361,462)       (7,312)
Shares issued for services
 rendered at $0.05 per share       891,000           891        43,659             -        44,550
Options issued for services              -             -       123,300             -       123,300
Loan forgiveness-former major
 shareholder                             -             -         9,319                       9,319

Net Loss                                 -             -             -      (180,040)     (180,040)
                             ----------------------------------------------------------------------

Balance, December 31, 2004      10,474,000        10,474       520,845      (541,502)      (10,183)

Shares issued on cashless
 exercise of options             7,593,750         7,594        (7,594)            -             -
Net Loss                                 -             -             -       (57,945)      (57,945)
                             ----------------------------------------------------------------------
Balance, December 31, 2005      18,067,750        18,068       513,251      (599,447)      (68,128)
                             ======================================================================

The accompanying notes are an integral part of the financial statements.

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                          (A Development Stage Company)
                             Statement of Cash Flows

                                          For the years ended         January 5,
                                              December 31,                  2001
                                                                  (Inception) to
                                                                    December 31,
                                           2005          2004               2005
                                            US$           US$                US$
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                    (57,945)     (180,040)     (599,447)
                                      ------------------------------------------

Adjustments to reconcile net loss to
 net cash provided (used) by
 operating activities:
Foreign exchange                             (1,031)            -        (1,031)
Shares and options issued for stock
 based compensation                               -       167,850       503,300
Accrued interest added to principal           1,905             -         1,905
Net changes in:
Accounts payable and accrued expenses        10,157        10,183        25,070
                                      ------------------------------------------

Net cash provided (used in) operating
 activities                                 (46,914)       (2,007)      (70,203)
                                      ------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of convertible debenture                -      (100,000)     (100,000)
Repayment of shareholder advance                  -          (429)         (492)
Proceeds from convertible debenture
 payable                                          -             -       100,000
Shareholder advance                               -             -         5,081
Proceeds from issuance of stock                   -             -        18,700
Net borrowing from affiliates                46,914                      46,914
                                      ------------------------------------------

Net cash (used by)/provided for
 financing activities                        46,914      (100,429)       70,203
                                      ------------------------------------------

Net increase (decrease) in cash                   -      (102,436)            -

Cash at beginning of period                       -       102,436             -
                                      ------------------------------------------

Cash at end of period                             -             -             -
                                      ------------------------------------------

Supplemental Disclosures:
Cash paid for interest                            -             -             -
Cash paid for income taxes                        -             -             -
Stock and options issued for services             -       167,850       503,300
Accrued interest and stockholder
 advances charged to paid in capital              -         9,319         9,319

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

Following the change of management in November 2004, the Company has developed a new plan of operations for fiscal 2006, which is to engage in mineral exploration and development activities. Legend's current business plan calls for the identification of mineral properties, in South America and other parts of the world, where it can obtain secure title to exploration, development and mining interests. The Company's preference is to identify large gold deposits with low operating costs. The Company is prepared to consider the exploration, development and mining of profitable base metal interests.

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred net losses since its inception and has experienced liquidity problems that raise substantial doubt about its ability to continue as a going concern. The stockholders/officers and or directors have committed to advancing funds to cover operating costs of the Company to insure that the Company has enough operating capital over the next twelve months.

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

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                          Notes to Financial Statements

2.   RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued a revision to SFAS No. 123 "Accounting for Stock Based Compensation" ("FASB 123R"). This statement established standard for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement is effective for interim periods beginning after June 15, 2005. The Company's policy has been to account for options using the fair value method under FASB 123. Accordingly, the adoption of FASB 123R is not expected to have an impact on the consistent financial reporting of the Company.

In May 2005, the FASB issued SFAS no. 154, "Accounting Changes and Error Corrections ("SFAS No. 154") which replaces APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of ABP Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specially, this statement requires "retrospective application" of the direct effect for a voluntary change in accounting principle to prior periods' financial statements, if it is practical to do so. SFAS No. 154 also strictly defines the term "restatement" to mean the correction of an error revising previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and are required to be adopted by the Company in the first quarter of fiscal year 2007. Although we will continue to evaluate the application of SFAS No. 154, management does not currently believe adoption will have a material impact on our results of operations, financial position or cash flows.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Options

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

Loss per Common Share

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding during each year. Diluted loss per share is not presented as the effect of common stock equivalents would be anti dilutive.

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

Foreign Currency Translation

The Company's functional and reporting currency is the US dollar. A portion of the Company's administrative operations are in Australian dollars. Expenses incurred in a currency other than the reporting currency, United States dollars are translated at the date invoiced Assets and liabilities are re-valued at the period end exchange rate where appropriate. Foreign currency exchange gain in 2005 amounted to $1,031.

Financial Instruments

The Company's payables carrying value reasonably approximates their fair value.

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

In December 2004, the Company issued to Renika Pty Limited ("Renika"), a company associated with Mr J I Gutnick, 9,000,000 options to be converted into 9,000,000 shares of common stock, at an exercise price of $0.05 and a latest exercise date of December 2009 for services to be rendered to the Company. The Company undertook a Black Scholes valuation of these options using a $0.05 exercise price, $0.05 market price, 5 year life, risk free interest rate of 5.155% and a volatility of 16.7%. The 9,000,000 options were valued at $123,300 or $0.0137 each. The stock options were issued for services rendered, to be rendered and for agreeing to provide financial assistance to the Company (not the actual provision of financial assistance). The issue of the stock options was not contingent upon any further services or events. The stock options are not forfeitable if the services or financial assistance are not provided. Accordingly, the value of the stock options was expensed immediately.

In September 2005, Renika exercised the 9,000,000 options using the cashless exercise feature and were issued 7,593,750 shares of common stock.

Effective as of December 12, 2005, the Board of Directors of Company approved the distribution to all stockholders for no consideration of an aggregate of 36,135,500 non-transferable options, each of which is exercisable to purchase one share of common stock of the Company at an exercise price of 25 cents per share with a latest exercise date of December 31, 2012. The options were issued on a pro-rata basis to all stockholders of record on December 31, 2005 on the basis of two (2) options for every one (1) share of common stock owned by a stockholder on the record date. The options may not be exercised until the shares underlying the options are registered under federal and state securities laws.

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                          Notes to Financial Statements


                                                                            US$
                                                                           2005
5.   LONG-TERM ADVANCE - AFFILIATE                                         ----

Loan from AXIS Consultants, a corporation affiliated with the
President of the Company. Interest accrued at the rate of 9.35%
per annum being the "Reference Rate" of the ANZ Banking Group Ltd.       42,281

Loan from Wilzed Pty Ltd, a corporation affiliated with the President
of the Company. Interest accrued at 9.35% per annum.                      5,507

                                                                      ----------
                                                                         47,788
                                                                      ==========

Each of the above affiliates has agreed not to call up the loans prior to December 31, 2006.

6. AFFILIATE TRANSACTIONS

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

As of December 31, 2003, the Company owed the former sole officer and director an outstanding balance of $5,081 for expenses incurred on its behalf. The advance was non-interest bearing and no interest had been accrued. During 2004, a former officer and director incurred expenses on behalf of the Company amounting to $1,236 and the Company paid $1,665 and the former officer and director forgave the balance of $4,652.

This amount, along with $4,667 of accrued and unpaid interest on the convertible note at January 1, 2004 was forgiven and has been reflected as a credit to additional paid in capital in the accompanying 2004 financial statements.

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

The Company is one of five affiliated companies of which three are Australian public companies listed on Australian Stock Exchange. Each of the companies has some common Directors, officers and shareholders. In addition, each of the companies is substantially dependent upon AXIS for its senior management and certain mining and exploration staff. A number of arrangements and transactions have been entered into from time to time between such companies. It has been the intention of the affiliated companies and respective Boards of Directors that each of such arrangements or transactions should accommodate the respective interest of the relevant affiliated companies in a manner which is fair to all

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                          Notes to Financial Statements

6.   AFFILIATE TRANSACTIONS (CONT'D)

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

The Service Agreement may be terminated by AXIS or us upon 60 days prior notice. If the Service Agreement is terminated by AXIS, the Company would be required to independently provide, or to seek an alternative source of providing, the services currently provided by AXIS. There can be no assurance that the Company could independently provide or find a third party to provide these services on a cost-effective basis or that any transition from receiving services under the Service Agreement will not have a material adverse effect on us. The Company's inability to provide such services or to find a third party to provide such services may have a material adverse effect on our operations.

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

During fiscal 2005 AXIS provided these services and charged the Company a $20,203 management fee, $12,171 for salaries incurred in relation to AXIS staff that provided administration services to the Company and interest of $1,771 on the outstanding balance. The amount owed to AXIS at December 31, 2005 was $42,281.

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                          Notes to Financial Statements

6.   AFFILIATE TRANSACTIONS (CONT'D)

In September 2005, Wilzed Pty Ltd ("Wilzed"), a company associated with the President and CEO of the Company, Joseph Gutnick, paid expenses on behalf of the Company. Wilzed loaned the company $5,565 and charged interest of $134 and there was an exchange gain on the outstanding balance of $192. As December 31, 2005, the Company owed Wilzed $5,507.

In December 2004, the Company issued to Renika, a company associated with Mr. J I Gutnick, 9,000,000 options to be converted into 9,000,000 shares of common stock, at an exercise price of 5 cents and a latest exercise date of December 2009 for services to be rendered to the Company. The Company undertook a Black and Scholes valuation of these options using a 5 cent exercise price, 5 cent market price, 5 year life, risk free interest rate of 5.155% and a volatility of 16.7%. This valued the 9,000,000 options at $123,300 or 1.37 cents each. In September 2005, Renika exercised the 9,000,000 options using the cashless exercise feature and were issued 7,593,750 shares of common stock.

7.   INCOME TAXES

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

At December 31, 2005 and 2004 deferred taxes consisted of the following:

                                                          2005           2004
                                                             $              $
                                                ------------------------------
Deferred tax assets

Net operating loss carry-forward                       200,400        180,942
Less valuation allowance                              (200,400)      (180,942)
                                                ------------------------------
Net deferred taxes                                           -              -
                                                ==============================

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

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                          Notes to Financial Statements

7.   INCOME TAXES (CONT'D)

As a result of the ownership change that occurred in November 2004 (see note 1), Internal Revenue Code Section 382 limits the use of available operating loss carryforwards for losses incurred prior to the ownership change. In addition, the Company will need to file tax returns for 2004 and 2005 to establish the tax benefits of the net operating loss carry forwards. Future net operating losses will be fully available to offset future taxable income. Total available net operating loss carryforwards, which are subject to limitations, amount to approximately $588,000 at December 31, 2005 and expire in years 2021 through 2025.

8.   SUBSEQUENT EVENTS - POTENTIAL ACQUISITION

Effective as of March 3, 2006, Legend International Holdings, Inc, a Delaware corporation (the "Company") entered into a Contract for the Sale of Mining Tenements ("Contract") with Astro Diamond Mines N.L. ("Astro") an Australian company pursuant to which the Company shall acquire certain diamond mining tenements in Northern Australia from Astro, subject to the terms and conditions discussed below. The Contract is conditional on the approval of shareholders of Astro approving the sale of the tenements to Legend. The consideration payable by Legend to Astro is Australian dollars $1.5 million and is payable 90 days after the approval of Astro shareholders. If Legend does not make the payment within the time period, the Contract is cancelled. At settlement, Legend is also required to pay to Astro any costs incurred on the tenements after February 1, 2006. Astro has provided commercial warranties which are usual for a transaction of this nature in favour of Legend. Astro intends to schedule a meeting of its shareholders in April 2006 to consider and vote upon the Contract. Under Australian law, Astro is required to provide an independent experts report to shareholders for this transaction. In order to prepare the independent experts report, a mineral valuation was prepared on behalf of Astro which indicated that the preferred value for the tenements the subject of the transaction was Australian dollars $1.5 million. This formed the basis of the consideration agreed by the parties.

The President and Chief Executive Officer of the Company, Mr. J. I. Gutnick, is Chairman and Managing Director of Astro and Dr DS Tyrwhitt, an independent Director of the Company is also a Director of Astro.

The Company is currently working on funding options to provide the cash for the payment of the purchase price which may include equity or debt funding or a mixture of both.