Form 10QSB
period 2006-03-31
LEGEND INTERNATIONAL HOLDINGS INC
filed 2006-05-15
CIK 1132143

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549

                                   FORM 10-QSB

 (Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2006     or
                               --------------------

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________
Commission File Number 000-32551
                       ---------

                       LEGEND INTERNATIONAL HOLDINGS INC.
             (Exact name of Registrant as specified in its charter)

           Delaware                                              233067904
------------------------------------                        --------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organisation)                               Identification No.)

        Level 8, 580 St. Kilda Road, Melbourne, Victoria, 3004 Australia
        -----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code        011 (613) 8532 2866
                                                     ------------------------


Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X                  No
   -----------               ------------


Indicate by check mark whether the Registrant is a shell company (as defined in Rule 126.2 of the Exchange Act).
Yes                        No      X
   -----------               ------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 18,067,750 outstanding shares of Common Stock as of March 31, 2006.

    Transitional Small Business Disclosure Format (Check one) Yes      No  x
                                                                  ----   ----

Table Of Contents



                                                                         PAGE NO

PART I.      FINANCIAL INFORMATION

Item 1       Financial Statements                                           3
Item 2       Management's Discussion and Analysis or Plan of Operations    13
Item 3       Controls and Procedures                                       14

PART II      OTHER INFORMATION

Item 1       Legal Proceedings                                             15
Item 2       Changes in Securities and Use of Proceeds                     15
Item 3       Defaults Upon Senior Securities                               15
Item 4       Submission of Matters to a Vote of Security Holders           15
Item 5       Other Information                                             15
Item 6       Exhibits                                                      15


SIGNATURES                                                                 16

EXHIBIT INDEX                                                              17

Exh. 31.1           Certification                                          18
Exh. 31.2           Certification                                          20
Exh. 32.1           Certification                                          22
Exh. 32.2           Certification                                          23

Item 1.  FINANCIAL STATEMENTS

Introduction to Interim Financial Statements.

The interim financial statements included herein have been prepared by Legend International Holdings, Inc. ("Legend International" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (The "Commission"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the financial position of the Company and subsidiaries as of March 31, 2006, the results of its operations for the three month periods ended March 31, 2006 and March 31, 2005, and the changes in its cash flows for the three month periods ended March 31, 2006 and March 31, 2005, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN U.S. DOLLARS.

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                 March 31, 2006
                                   (Unaudited)


                                                                       US$
                                                                 ---------------

ASSETS

Current Assets:
Cash                                                                          -
                                                                 ---------------

Total Current Assets                                                          -
                                                                 ---------------

Total Assets                                                                  -
                                                                 ===============

LIABILITIES

Current Liabilities:
Accounts Payable and Accrued Expenses                                    11,502
                                                                 ---------------

Total Current Liabilities                                                11,502
                                                                 ---------------

Non Current Liabilities:
Long-Term Advance Affiliates                                             76,413
                                                                 ---------------

Total Non Current Liabilities:                                           76,413
                                                                 ---------------

Total Liabilities                                                        87,915
                                                                 ---------------

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock
$.001 par value, 20,000,000 shares authorized
no shares issued and outstanding
Common Stock
$.001 par value, 100,000,000 shares authorized
18,067,750 issued and outstanding                                        18,068
Additional Paid-in-Capital                                              513,251
Retained Deficit during the Development Period                         (619,234)
                                                                 ---------------

Total Stockholders' Equity (Deficit)                                    (87,915)
                                                                 ---------------

Total Liabilities and Stockholders' Equity (Deficit)                          -
                                                                 ===============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                      For the three months Ended    January 5, 2001
                                                               March 31              (Inception)
                                                          2006          2005       to March 31, 2006
                                                          US$           US$              US$
                                                     -----------------------------------------------

Revenues:

Sales                                                            -             -              4,875
less Cost of Sales                                               -             -              1,045
                                                     -----------------------------------------------

Gross Profit                                                     -             -              3,830

Other Income
Interest Income                                                  -             -              1,493

                                                     -----------------------------------------------

                                                                 -             -              5,323
                                                     -----------------------------------------------

Costs and Expenses:
Legal, accounting & professional                             6,148         8,397             41,484
Stock Based compensation                                         -             -            503,300
Interest expense                                             1,312             -              7,884
Administration expenses                                     14,464        11,287             75,057
                                                     -----------------------------------------------

Total Expenses                                              21,924        19,684            627,725
                                                     -----------------------------------------------


(Loss) from operations                                     (21,924)      (19,684)          (622,402)
Foreign currency exchange gain                               2,137            58              3,168
                                                     -----------------------------------------------
(Loss) before income taxes                                 (19,787)      (19,626)          (619,234)

Provision for Income Tax                                         -             -
                                                     -----------------------------------------------

Net Income (Loss)                                          (19,787)      (19,626)          (619,234)
                                                     -----------------------------------------------

Basic and Diluted (Loss) Per Common Equivalent Shares        (0.00)        (0.00)             (0.07)
                                                     -----------------------------------------------

Weighted Average Number of Common
Equivalent Shares Outstanding                           18,067,750    10,474,000          8,248,750
                                                     ===============================================

              The accompanying notes are an integral part of these
                        consolidated financial statements

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
                       for the period ended March 31, 2006

                                                        Common Stock                Retained
                                                                    Additional  (Deficit) During
                                                        $0.001 Par   Paid-In     the Development   Stockholders'
                                                           Value      Capital        Period     Equity (Deficit)
                                               Shares       US$         US$           US$             US$
                                            --------------------------------------------------------------------
Balance, January 5, 2001                              -          -            -               -               -

Shares issued to founder for organisation
 cost and services at $0.05 per shares        1,910,000      1,910       93,590                          95,500
Shares Issued for services rendered at $0.05
 per share                                       65,000         65        3,185                           3,250

Shares Issued for Cash                          274,000        274       13,426                          13,700

Net Loss                                                                               (100,852)       (100,852)
                                            --------------------------------------------------------------------
Balance, December 31, 2001                    2,249,000      2,249      110,201        (100,852)         11,598

Shares Issued for Cash                          100,000        100        4,900                           5,000
Shares Issued for Officer's Compensation      5,000,000      5,000      120,000               -         125,000

Net Loss                                                                               (140,154)       (140,154)
                                            --------------------------------------------------------------------
Balance, December 31, 2002                    7,349,000      7,349      235,101        (241,006)          1,444

Shares Issued for services rendered at $.05
 per share                                    2,234,000      2,234      109,466                         111,700

Net Loss                                                                               (120,456)       (120,456)
                                            --------------------------------------------------------------------
Balance, December 31, 2003                    9,583,000      9,583      344,567        (361,462)         (7,312)

Shares Issued for services rendered at $0.05
 per share                                      891,000        891       43,659               -          44,550
Options Issued for services                           -          -      123,300               -         123,300
Loan forgiveness-former major shareholder             -          -        9,319                           9,319

Net Loss                                              -          -            -        (180,040)       (180,040)
                                            --------------------------------------------------------------------
Balance, December 31, 2004                   10,474,000     10,474      520,845        (541,502)        (10,183)
Shares issued on cashless exercise of
 options                                      7,593,750      7,594       (7,594)              -               -
Net Loss                                              -          -            -         (57,945)        (57,945)
                                            --------------------------------------------------------------------
Balance, December 31, 2005                   18,067,750     18,068      513,251        (599,447)        (68,128)
Net Loss                                              -          -            -         (19,787)        (19,787)
                                            --------------------------------------------------------------------
Balance, March 31, 2006                      18,067,750     18,068      513,251        (619,234)        (87,915)
                                            ====================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements

                      LEGEND INTERNATIONAL HOLDINGS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                 For the three months Ended  January 5, 2001
                                                           March 31              (Inception)
                                                      2006         2005      to March 31, 2006
                                                       US$          US$             US$
                                                  ----------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)                                             (19,787)     (19,626)           (619,234)
                                                  ----------------------------------------------

Adjustments to reconcile net loss to net cash
 provided (used) by operating activities:
Foreign exchange                                        (2,137)         (58)             (3,168)
Shares and Options Issued for Stock Based
 Compensation                                                -            -             503,300
Accrued interest added to principal                      1,312            -               3,217
Net Change in:
Accounts Payable and Accrued Expenses                   (8,838)       8,066              16,232
                                                  ----------------------------------------------

Net Cash (Used) in Operating Activities                (29,450)     (11,618)            (99,653)
                                                  ----------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of Convertible Debenture                           -            -            (100,000)
Repayment of Shareholder Advance                             -            -                (492)
Proceeds from Convertible Debenture Payable                  -            -             100,000
Shareholder Advance                                          -            -               5,081
Proceeds from Issuance of Stock                              -            -              18,700
Net Borrowing from Affiliates                           29,450       11,618              76,364
                                                  ----------------------------------------------

Net Cash Provided for Financing Activities              29,450       11,618              99,653
                                                  ----------------------------------------------

Net Increase/(Decrease) in Cash                              -            -                   -

Cash at Beginning of Period                                  -            -                   -
                                                  ----------------------------------------------

Cash at End of Period                                        -            -                   -
                                                  ----------------------------------------------

Supplemental Disclosures:
Cash Paid for interest                                       -            -                   -
Cash Paid for income taxes                                   -            -                   -
Stock and Options Issued for Services                        -            -             503,300
Accrued interest and stockholder
Advances charged to paid in capital                          -            -               9,319

              The accompanying notes are an integral part of these
                        consolidated financial statements

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                  Notes to Financial Statements March 31, 2006

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

Following a change of management in November 2004, the Company developed a new plan of operations for fiscal 2006, which is to engage in mineral exploration and development activities. Legend's current business plan calls for the identification of mineral properties, in South America and other parts of the world, where it can obtain secure title to exploration, development and mining interests. The Company's preference is to identify large gold deposits with low operating costs. The Company is prepared to consider the exploration, development and mining of profitable base metal interests.

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

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                  Notes to Financial Statements March 31, 2006

2. COMMON STOCK (CONTINUED)

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

The stock options were issued for services rendered, to be rendered and for agreeing to provide financial assistance to the Company (not the actual provision of financial assistance). The issue of the stock options was not contingent upon any further services or events. The stock options are not forfeitable if the services or financial assistance are not provided. Accordingly, the value of the stock options was expensed immediately during 2004.

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

3. LONG-TERM ADVANCE - AFFILIATE

                                                                             US$
                                                                            2005
                                                                   -------------

Loan from AXIS Consultants, a corporation affiliated with the
 President of the Company.  Interest accrued at the rate of 9.35%
 per annum being the "Reference Rate" of the ANZ Banking Group Ltd.      57,147

Loan from Wilzed Pty Ltd, a corporation affiliated with the
 President of the Company.  Interest accrued at 9.35% per annum.         19,266
                                                                   -------------
                                                                         76,413
                                                                   =============

Each of the above affiliates has agreed not to call up the loans prior to December 31, 2006.

4. AFFILIATE TRANSACTIONS

The Company issued unregistered common stock to its former President between 2001 and 2004, in exchange for services as President, Secretary and Treasurer, and to non management consultants in exchange for their services which was based on the Company's expected initial offering price of $0.05 per share, has been reflected as organization costs, consulting services and web site development cost in the accompanying statements of operations. These shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and are subject to the resale provisions of Rule 144 and may not be sold or

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                  Notes to Financial Statements March 31, 2006

4. AFFILIATE TRANSACTIONS (CONTINUED)

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

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                  Notes to Financial Statements March 31, 2006

4. AFFILIATE TRANSACTIONS (CONTINUED)

In accordance with the Service Agreement AXIS provides the Company with the services of the Company's Chief Executive Officer, Chief Financial Officer and clerical employees, as well as office facilities, equipment, administrative and clerical services. The Company pays AXIS for the actual costs of such facilities plus a maximum service fee of 15%.

In December 2004, the Company entered into an agreement with AXIS Consultants Pty Ltd to provide geological, management and administration services to the Company. AXIS is affiliated through common management. During the three months ended March 31, 2006, AXIS provided these services and charged the Company $10,611 for direct costs and $4,696 for indirect costs incurred on behalf of the Company and charged interest of $1,091 on the outstanding balance and there was an exchange gain on the outstanding balance of $1,532. The amount owed to AXIS at March 31, 2006 amounted to $57,417.

In December 2004, the Company issued Renika, a company associated with Mr J I Gutnick, 9,000,000 options to be converted into 9,000,000 shares of common stock, at an exercise price of 5 cents and a latest exercise date of December 2009 for services to be rendered to the Company. The Company undertook a Black and Scholes valuation of these options using a 5 cent exercise price, 5 cent market price, 5 year life, risk free interest rate of 5.155% and a volatility of 16.7%. This valued the 9,000,000 options at $123,300 or 1.37 cents each. In September 2005, Renika exercised the 9,000,000 options using the cashless exercise feature and were issued with 7,593,750 shares of common stock.

During the three months ended March 31, 2006, Wilzed Pty Ltd ("Wilzed"), a company associated with the President and CEO of the Company, Joseph Gutnick, paid expenses on behalf of the Company. Wilzed loaned the company $14,106 and charged interest of $221 on the outstanding balance and there was an exchange loss on the outstanding balance of $791. At March 31, 2006, the Company owed Wilzed $19,266.

5. RECENT ACCOUNTING PRONOUNCEMENTS

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

At December 31, 2005 there were no unvested options outstanding and no options were issued during the first quarter of 2006.

6. POTENTIAL ACQUISITION

Effective as of March 3, 2006, Legend International Holdings, Inc, a Delaware corporation (the "Company") entered into a Contract for the Sale of Mining Tenements ("Contract") with Astro Diamond Mines N.L. ("Astro") an Australian company pursuant to which the Company shall acquire certain diamond mining tenements in Northern Australia from Astro, subject to the terms and conditions discussed below. The Contract is conditional on the approval of shareholders of Astro approving the sale of the tenements to Legend and this approval was given by Astro shareholders on 21 April 2006. The consideration payable by Legend to Astro is Australian dollars $1.5 million and is payable 90 days after

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                  Notes to Financial Statements March 31, 2006

6. POTENTIAL ACQUISITIONS (CONTINUED)

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

RESULTS OF OPERATION

Three Months Ended March 31, 2006 vs. Three Months Ended March 31, 2005.

Costs and expenses increased from $19,684 in the three months March 31, 2005 to $21,924 in the three months ended March 31, 2006. The increase in expenses is a net result of:

     a) a decrease in legal, accounting and professional expense from $8,397 for the three months ended March 31, 2005 to $6,148 for the three months ended March 31, 2006 as a result of the decrease in legal fees in relation to regulatory filings.

     b) an increase in administrative costs including salaries from $11,287 in the three months ended March 31, 2005 to $14,464 in the three months ended March 31, 2006 as a result of an increase in direct costs, including salaries and indirect costs, charged to the Company by AXIS Consultants. The increase related to costs of negotiating the agreement with Astro and the preparation of regulatory filings.

     c) an increase in interest expense from $nil for the three months ended March 31, 2005 to $1,312 for the three months ended March 31, 2006. AXIS charged interest of $1,091 on outstanding balances and Wilzed $221.

As a result of the foregoing, the loss from operations increased from $19,684 for the three months ended March 31, 2005 to $21,924 for the three months ended March 31, 2006.

The net loss was $19,787 for the three months ended March 31, 2006 compared to a net loss of $19,626 for the three months ended March 31, 2005.

Liquidity and Capital Resources

As of March 31, 2006, the Company had no cash. The Company is searching for mineral properties that fit into its new plan of operations, as discussed at
Item 1, "Business" of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 and expects to spend approximately $2,000,000 during fiscal 2006 on its new business plan, including Australian dollars $1,500,000 in connection with the acquisition of diamond mining tenements from Astro pursuant to the Contract. In addition, it expects that it will need to spend $100,000 on legal, professional, accounting and administration expenses. The Company will need to raise funds in cash to fund its business plan. The Company plans to satisfy its cash requirements by additional equity financing or loans. This will be in the form of private placements of restricted common stock, preferred stock or debentures. The Company may not be able to operate if it does not obtain the additional capital or financing it requires. There can be no assurance that the Company will be successful in raising such capital or financing and thus, be able to satisfy its cash requirements.

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred net losses since its inception and has experienced liquidity problems that raises substantial doubt about its ability to continue as a going concern. Certain stockholders/officers and or directors have committed to advancing operating costs of the Company to insure that the Company has enough operating capital over the next twelve months.

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

Cautionary Safe Harbor Statement under the United States Private Securities Litigation Reform Act of 1995.

Certain information contained in this Form 10-QSB's forward looking information within the meaning of the Private Securities Litigation Act of 1995 (the "Act") which became law in December 1995. In order to obtain the benefits of the "safe harbor" provisions of the act for any such forwarding looking statements, the Company wishes to caution investors and prospective investors about significant factors which among others have affected the Company's actual results and are in the future likely to affect the Company's actual results and cause them to differ materially from those expressed in any such forward looking statements. This Form 10-QSB report contains forward looking statements relating to future financial results. Actual results may differ as a result of factors over which the Company has no control including, without limitation, the risks of exploration and development stage projects, political risks of development in foreign countries, risks associated with environmental and other regulatory matters, mining risks and competition and the volatility of diamond, gold and copper prices, movements in the foreign exchange rate and the availability of additional financing for the Company. Additional information which could affect the Company's financial results is included in the Company's Form 10-KSB on file with the Securities and Exchange Commission.

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

                                    LEGEND INTERNATIONAL HOLDINGS, INC.

                                    By: /s/Joseph I. Gutnick
                                        ----------------------
                                        Joseph I. Gutnick
                                        Chairman of the Board, President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)


                                    By: /s/Peter Lee
                                        ----------------------
                                        Peter Lee
                                        Peter Lee, Secretary and
                                        Chief Financial Officer
                                        (Principal Financial Officer)


                               Dated May 10, 2006

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