Form 10QSB
period 2006-06-30
LEGEND INTERNATIONAL HOLDINGS INC
filed 2006-08-14
CIK 1132143

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549

                                   FORM 10-QSB

                                   (Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2006 or
                                              -------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
                                                     ------------------------


Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No_____


Indicate by check mark whether the Registrant is a shell company (as defined in Rule 126.2 of the Exchange Act). Yes______ No___X___


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 49,947,785 outstanding shares of Common Stock as of July 31, 2006.


Transitional Small Business Disclosure Format (Check one) Yes _____ No __X__


Table Of Contents



                                                                                    PAGE NO

PART I.              FINANCIAL INFORMATION

Item 1               Financial Statements                                                  3
Item 2               Management's Discussion and Analysis or Plan of Operations           13
Item 3               Controls and Procedures                                              15

PART II              OTHER INFORMATION

Item 1               Legal Proceedings                                                    17
Item 2               Changes in Securities and Use of Proceeds                            17
Item 3               Defaults Upon Senior Securities                                      17
Item 4               Submission of Matters to a Vote of Security Holders                  17
Item 5               Other Information                                                    17
Item 6               Exhibits                                                             17


SIGNATURES                                                                                18

EXHIBIT INDEX                                                                             19

Exh. 31.1                   Certification                                                 21
Exh. 31.2                   Certification                                                 23
Exh. 32.1                   Certification                                                 24
Exh. 32.2                   Certification                                                 25

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the financial position of the Company and subsidiaries as of June 30, 2006, the results of its operations for the three month and six month periods ended June 30, 2006 and June 30, 2005, and the changes in its cash flows for the three month and six month periods ended June 30, 2006 and June 30, 2005, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN U.S. DOLLARS.
                                                                               3

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                  June 30, 2006
                                   (Unaudited)

                                                                 US$
                                                                 ---
ASSETS

Current Assets:
Cash                                                               991
                                                              --------
Total Current Assets                                               991
                                                              --------
Total Assets                                                       991
                                                              ========
LIABILITIES

Current Liabilities:
Accounts Payable and Accrued Expenses                           17,901
Short-Term Advance Affiliate                                     1,000
                                                              --------
Total Current Liabilities                                       18,901
                                                              --------
Non Current Liabilities:
Long-Term Advance Affiliates                                    92,734
                                                              --------
Total Non Current Liabilities:                                  92,734
                                                              --------
Total Liabilities                                              111,635
                                                              --------

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock
$.001 par value, 20,000,000 shares authorized
  no shares issued and outstanding
Common Stock $.001 par value, 100,000,000 shares authorized
  18,067,750 issued and outstanding                             18,068
Additional Paid-in-Capital                                     513,251
Retained Deficit during the Development Period                (641,963)
                                                              --------
Total Stockholders' Equity (Deficit)                          (110,644)
                                                              --------
Total Liabilities and Stockholders' Equity (Deficit)               991
                                                              ========



                     The accompanying notes are an integral
                part of these consolidated financial statements.

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                   For the three months            For the six months
                                                      ended June 30                   ended June 30
                                               --------------------------    --------------------------     January 5,
                                                                                                         2001 (Inception)
                                                  2006            2005           2006            2005    to June 30, 2006
                                                   US$             US$            US$             US$          US$
                                               -----------    -----------    -----------    -----------    -----------
Revenues:
Sales                                                 --             --             --             --            4,875
less Cost of Sales                                    --             --             --             --            1,045
                                               -----------    -----------    -----------    -----------    -----------
Gross Profit                                          --             --             --             --            3,830

Other Income
Interest Income                                       --             --             --             --            1,493
                                               -----------    -----------    -----------    -----------    -----------
                                                      --             --             --             --            5,323
                                               -----------    -----------    -----------    -----------    -----------
Costs and Expenses:
Legal, accounting & professional                     7,356           --           13,504          8,397         48,840
Stock Based compensation                              --             --             --             --          503,300
Interest expense                                     1,966            475          3,278            475          9,850
Administration expenses                             11,763          5,068         26,227         16,297         86,820
                                               -----------    -----------    -----------    -----------    -----------
Total Expenses                                      21,085          5,543         43,009         25,169        648,810
                                               -----------    -----------    -----------    -----------    -----------
(Loss) from operations                             (21,085)        (5,543)       (43,009)       (25,169)      (643,487)
Foreign currency exchange gain/(loss)               (1,644)          --              493           --            1,524
                                               -----------    -----------    -----------    -----------    -----------
(Loss) before income taxes                         (22,729)        (5,543)       (42,516)       (25,169)      (641,963)

Provision for Income Tax                              --             --             --             --             --
                                               -----------    -----------    -----------    -----------    -----------
Net Income (Loss)                                  (22,729)        (5,543)       (42,516)       (25,169)      (641,963)
                                               -----------    -----------    -----------    -----------    -----------
Basic and Diluted (Loss) Per Common
Equivalent Shares                                     0.00           0.00           0.00           0.00          (0.07)
                                               -----------    -----------    -----------    -----------    -----------
Weighted Average Number of Common Equivalent
Shares Outstanding                              18,067,750     10,474,000     18,067,750     10,474,000      8,787,080
                                               ===========    ===========    ===========    ===========    ===========



              The accompanying notes are an integral part of these
                        consolidated financial statements

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
                       for the period ended June 30, 2006


                                                        Common Stock                   Retained
                                                                        Additional  (Deficit) During
                                                          $0.001 Par      Paid-In    the Development Stockholders'
                                                            Value        Capital        Period       Equity (Deficit)
                                            Shares           US$           US$            US$             US$
                                         -----------    -----------    -----------    -----------     ----------
Balance, January 5, 2001                        --             --             --             --             --

Shares issued to founder for
organisation cost and services at
  $0.05 per shares                         1,910,000          1,910         93,590                        95,500
Shares Issued for services rendered at
  $0.05 per share                             65,000             65          3,185                         3,250
Shares Issued for Cash                       274,000            274         13,426                        13,700

Net Loss                                                                                 (100,852)      (100,852)
                                         -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2001                 2,249,000          2,249        110,201       (100,852)        11,598
Shares Issued for Cash                       100,000            100          4,900                         5,000
Shares Issued for Officer's
Compensation                               5,000,000          5,000        120,000           --          125,000
Net Loss                                                                                 (140,154)      (140,154)
                                         -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2002                 7,349,000          7,349        235,101       (241,006)         1,444
Shares Issued for services rendered at
  $.05 per share                           2,234,000          2,234        109,466                       111,700

Net Loss                                                                                 (120,456)      (120,456)
                                         -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2003                 9,583,000          9,583        344,567       (361,462)        (7,312)

Shares Issued for services rendered at
  $0.05 per share                            891,000            891         43,659           --           44,550
Options Issued for services                     --             --          123,300           --          123,300
Loan forgiveness-former major
  shareholder                                   --             --            9,319                         9,319
Net Loss                                        --             --             --         (180,040)      (180,040)
                                         -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2004                10,474,000         10,474        520,845       (541,502)       (10,183)
Shares issued on cashless exercise of      7,593,750          7,594         (7,594)          --             --
options
Net Loss                                        --             --             --          (57,945)       (57,945)
                                         -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2005                18,067,750         18,068        513,251       (599,447)       (68,128)
Net Loss                                        --             --             --          (42,516)       (42,516)
                                         -----------    -----------    -----------    -----------    -----------
Balance, June 30, 2006                    18,067,750         18,068        513,251       (641,963)      (110,644)
                                         ===========    ===========    ===========    ===========    ===========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                        For the six months Ended
                                                               June 30
                                                        -----------------------     January 5,
                                                                                2001 (Inception)
                                                            2006        2005    to June 30, 2006
                                                             US$         US$          US$
                                                             ---         ---          ---
CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)                                                 (42,516)    (25,169)   (641,963)
                                                          --------    --------    --------
Adjustments  to  reconcile  net
  loss to net cash  provided  (used) by  operating
activities:
Foreign exchange                                              (493)       (254)     (1,524)
Shares and Options Issued for Stock Based Compensation
                                                              --          --       503,300
Accrued interest added to principal                          3,278        --         5,183
Net Change in:
Accounts Payable and Accrued Expenses                       (2,461)      7,361      22,609
Accounts Payable - Affiliate                                 1,000      18,062       1,000
                                                          --------    --------    --------
Net Cash (Used) in Operating Activities                    (41,192)       --      (111,395)
                                                          --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of Convertible Debenture                            --          --      (100,000)
Repayment of Shareholder Advance                              --          --          (492)
Proceeds from Convertible Debenture Payable                   --          --       100,000
Shareholder Advance                                           --          --         5,081
Proceeds from Issuance of Stock                               --          --        18,700
Net Borrowing from Affiliates                               42,183        --        89,097
                                                          --------    --------    --------
Net Cash Provided for Financing Activities                  42,183        --       112,386
                                                          --------    --------    --------
Net Increase/(Decrease) in Cash                                991        --           991

Cash at Beginning of Period                                   --          --          --
                                                          --------    --------    --------
Cash at End of Period                                          991        --           991
                                                          --------    --------    --------
Supplemental Disclosures:
Cash Paid for interest                                        --          --          --
Cash Paid for income taxes                                    --          --          --
Stock and Options Issued for Services                         --          --       503,300
Accrued interest and stockholder
Advances charged to paid in capital                           --          --         9,319

              The accompanying notes are an integral part of these
                        consolidated financial statements

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                   Notes to Financial Statements June 30, 2006

1. ORGANISATION AND BUSINESS

Legend  International   Holdings,   Inc.,  ("Legend"  or  the  "Company"),   was
incorporated under the laws of the State of Delaware on January 5, 2001.

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

Following a change of management in November 2004, the Company developed a new plan of operations for fiscal 2006, which is to engage in mineral exploration and development activities. Legend's current business plan calls for the identification of mineral properties, in South America and other parts of the world, where it can obtain secure title to exploration, development and mining interests. The Company's preference is to identify large gold deposits with low operating costs. The Company is prepared to consider the exploration, development and mining of profitable base metal interests. At the beginning of 2006, the Company expanded its area of interest to include diamond exploration activities and in July 2006, the Company completed the acquisition of certain diamond mining tenements in Northern Australia.

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

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                   Notes to Financial Statements June 30, 2006

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

At December 31, 2005 and June 30, 2006, the Company had on issue 36,135,500 options over shares of common stock, each of which is exercisable to purchase one share of common stock at US$0.25 per share. The options cannot be exercised until the Company registers the shares of common stock to be issued upon exercise of the options in accordance with the Securities Act of 1933, as amended and any applicable state securities laws. The only exception is in the case of a cashless exercise.

Effective July 21, 2006, Legend issued 31,880,035 shares of common stock to Renika Pty Ltd ("Renika"), a company associated with Mr J I Gutnick, President of Legend, following the cashless exercise of 34,778,220 options. The shares of common stock issued are restricted shares.


3. SHORT-TERM ADVANCE - AFFILIATE

                                                                                     US$
                                                                                    2006
                                                                                    ----
Advance provided by the President of the Company. No interest accrued.             1,000
                                                                                 -------
                                                                                   1,000
                                                                                 =======

4. LONG-TERM ADVANCE - AFFILIATE

                                                                                     US$
                                                                                    2006
                                                                                    ----
Loan from AXIS Consultants, a corporation affiliated with the                     72,482
President of the Company.  Interest accrued at the rate of 9.60% per annum being the "Reference Rate" of the ANZ Banking Group Ltd.

Loan from Wilzed Pty Ltd, a  corporation  affiliated  with the  President of the  20,252
Company.  Interest accrued at 9.60% per annum.
                                                                                  -------
                                                                                  92,734
                                                                                  =======

Each of the above affiliates has agreed not to call up the loans prior to December 31, 2006.

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                   Notes to Financial Statements June 30, 2006

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

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                   Notes to Financial Statements June 30, 2006

5. AFFILIATE TRANSACTIONS (CONTINUED)


In accordance with the Service Agreement AXIS provides the Company with the services of the Company's Chief Executive Officer, Chief Financial Officer and clerical employees, as well as office facilities, equipment, administrative and clerical services. The Company pays AXIS for the actual costs of such facilities plus a maximum service fee of 15%.

In December 2004, the Company entered into an agreement with AXIS to provide geological, management and administration services to the Company. AXIS is affiliated through common management. During the six months ended June 30, 2006, AXIS provided these services and charged the Company $13,130 for direct costs and $14,914 for indirect costs incurred on behalf of the Company and charged interest of $2,576 on the outstanding balance and there was an exchange gain on the outstanding balance of $419. The amount owed to AXIS at June 30, 2006 amounted to $72,482.

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

During the six months ended June 30, 2006, Wilzed Pty Ltd ("Wilzed"), a company associated with the President and CEO of the Company, Joseph Gutnick, paid expenses on behalf of the Company. Wilzed loaned the Company $14,106 and charged interest of $702 on the outstanding balance and there was an exchange loss on the outstanding balance of $63. At June 30, 2006, the Company owed Wilzed $20,252.

During the six months ended June 30, 2006, the President and CEO of the Company, Joseph Gutnick advanced the Company $1,000 to enable the Company to open a bank account.

6. RECENT ACCOUNTING PRONOUNCEMENTS

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

Other than the options issued to all shareholders as discussed in footnote 2 to the financial statements, December 31, 2005 there were no unvested options outstanding and no options were issued during 2006.

7. ACQUISITION OF DIAMOND MINING TENEMENTS

Effective as of March 3, 2006, Legend International Holdings, Inc, a Delaware corporation (the "Company") entered into a Contract for the Sale of Mining Tenements ("Contract") with Astro Diamond Mines N.L. ("Astro") an Australian company pursuant to which the Company shall acquire certain diamond mining tenements in Northern Australia from Astro, subject to the terms and conditions discussed below. The Contract was conditional on the approval of shareholders of Astro approving the sale of the tenements to Legend and this approval was given by Astro shareholders on 21 April 2006. The consideration payable by Legend to Astro was Australian dollars $1.5 million and was payable 90 days after the approval of Astro shareholders. If Legend did not make the payment within the time period, the Contract would have been cancelled. At settlement, Legend was also required to pay to Astro any costs incurred on the tenements after February 1, 2006. Astro has provided commercial warranties which are usual for a transaction of this nature in favour of Legend. Astro scheduled a meeting of its shareholders in April 2006 to consider and vote upon the Contract. Under Australian law, Astro was required to provide an independent experts report to shareholders for this transaction. In order to prepare the independent experts report, a mineral valuation was prepared on behalf of Astro which indicated that the preferred value for the tenements the subject of the transaction was Australian dollars $1.5 million. This formed the basis of the consideration agreed by the parties.

The President and Chief Executive Officer of the Company, Mr. J. I. Gutnick, is Chairman and Managing Director of Astro and Dr DS Tyrwhitt, an independent Director of the Company is also a Director of Astro.

Effective July 21, 2006, the Company completed the acquisition of the diamond interests in Northern Australia from Astro and paid Astro approximately A$1.5 million (US$1,126,000). Astro is currently calculating the costs it has incurred on the tenements since February 1, 2006 in that Legend can reimburse this amount which is anticipated to be approximately A$400,000 (US$300,000).

8. POST BALANCE DATE EVENT

Effective July 21, 2006, Legend issued 31,880,035 shares of common stock to Renika Pty Ltd ("Renika"), a company associated with Mr J I Gutnick, President of Legend, following the cashless exercise of 34,778,220 options. The shares of common stock issued are restricted shares.

Effective July 21, 2006, Legend announces a capital raising of 4,000,000 shares of common stock at an issue price of US$0.50 for a total of US$2,000,000. The shares issued are restricted shares. The funds will be used to fund the exploration on the Northern Australian diamond interests recently acquired from Astro and for working capital. Full completion of the capital raising is due on August 15, 2006. The securities that are being issued pursuant to the Private Placement are being issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act) under Section 4(2) of the Act.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FUND COSTS CONVERSION

The consolidated statements of operations and other financial and operating data contained elsewhere here in and the consolidated balance sheets and financial results have been reflected in United States dollars unless otherwise stated.

RESULTS OF OPERATION

Three Months Ended June 30, 2006 vs. Three Months Ended June 30, 2005.

Costs and expenses increased from $5,543 in the three months June 30, 2005 to $22,729 in the three months ended June 30, 2006. The increase in expenses is a net result of:

a) an increase in legal, accounting and professional expense from $nil for the three months ended June 30, 2005 to $7,356 for the three months ended June 30, 2006 as a result of the increase in legal fees in relation to regulatory filings and lodging of annual taxation returns.

b) an increase in administrative costs including salaries from $5,068 in the three months ended June 30, 2005 to $11,763 in the three months ended June 30, 2006 as a result of an increase in direct costs, including salaries and indirect costs, charged to the Company by AXIS Consultants. The increase related to costs of negotiating the agreement with Astro and the preparation of regulatory filings.

c) an increase in interest expense from $475 for the three months ended June 30, 2005 to $1,966 for the three months ended June 30, 2006 due to the increase in debt of the Company. AXIS charged interest of $1,485 and Wilzed charged interest of $481 on outstanding balances.

As a result of the foregoing, the loss from operations increased from $5,543 for the three months ended June 30, 2005 to $22,729 for the three months ended June 30, 2006.

The net loss was $5,543 for the three months ended June 30, 2005 compared to a net loss of $22,729 for the three months ended June 30, 2006.

Six Months Ended June 30, 2006 vs. Six Months Ended June 30, 2005.

Costs and expenses increased from $25,169 in the six months ended June 30, 2005 to $42,516 in the six months ended June 30, 2006. The increase in expenses is a net result of:

d) an increase in legal, accounting and professional expense from $8,397 for the six months ended June 30, 2005 to $13,504 for the six months ended June 30, 2006 as a result of the increase in legal fees in relation to regulatory filings and lodging of annual taxation returns.

e) an increase in administrative costs including salaries from $16,297 in the six months ended June 30, 2005 to $26,227 in the six months ended June 30, 2006 as a result of an increase in direct costs, including salaries and indirect costs, charged to the Company by AXIS Consultants. The increase related to costs of negotiating the agreement with Astro and the preparation of regulatory filings.

f) an increase in interest expense from $475 for the six months ended June 30, 2005 to $3,278 for the six months ended June 30, 2006. AXIS charged interest of $2,576 (2005: $475) and Wilzed charge interest of $702 (2005: $nil) on outstanding balances.

As a result of the foregoing, the loss from operations increased from $25,169 for the six months ended June 30, 2005 to $42,516 for the six months ended June 30, 2006. The net loss was $25,169 for the six months ended June 30, 2005 compared to a net loss of $42,516 for the six months ended June 30, 2006.

Liquidity and Capital Resources

As of June 30, 2006, the Company had $991 in cash which was a loan provided by the President and CEO of Legend, JI Gutnick. As of March 31, 2006, the Company had short-term obligations of $19,000 comprising accounts payable, accrued expenses and a short-term advance from Mr. Gutnick and long-term advances from affiliates of $93,000. The Company completed the acquisition of a new business in July 2006 and expects to spend approximately $2,000,000 during fiscal 2006 on its new business plan, including $1,126,000 in connection with the acquisition of diamond mining tenements from Astro pursuant to the Contract and the reimbursement of exploration expenditure of approximately $300,000. In addition, it expects that it will need to spend $100,000 on legal, professional, accounting and administration expenses.

Effective July 21, 2006, Legend announced a capital raising of 4,000,000 shares of common stock at an issue price of US$0.50 for a total of US$2,000,000. The shares issued are restricted shares. A portion of the funds from this placement was used to complete the purchase of the diamond mining tenements in Northern Australia from Astro and the balance of the funds will be used to fund the exploration on the Northern Australian diamond interests and for working capital. Full completion of the capital raising is due on August 15, 2006. The securities that are being issued pursuant to the Private Placement are being issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act) under Section 4(2) of the Act. In addition to the capital raising referred to above, the Company is continuing its capital raising activities and is seeking to raise a further US$2,000,000 which will be utilized for its exploration program and working capital, of which there can be no assurance.

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

The Company is still considered to be a development stage company, with no significant revenue, and is dependent upon the raising of capital through placement of its common stock, preferred stock or debentures. In the event the Company is unsuccessful in raising such additional capital, it may not be able to continue active operations.

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

         Not Applicable


Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

Item 5.  OTHER INFORMATION

         Not Applicable

Item 6.  EXHIBITS

(a)   Exhibit No. Description
      ----------- ------------

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

                                      By: Peter Lee
                                      ---------------------------------------
                                      Peter Lee
                                      Peter Lee, Secretary and
                                      Chief Financial Officer
                                      (Principal Financial Officer)

                                      Dated August 11, 2006

                                  EXHIBIT INDEX

      Exhibit No. Description
      ----------- ------------

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