Form 10QSB
period 2006-09-30
LEGEND INTERNATIONAL HOLDINGS INC
filed 2006-11-14
CIK 1132143

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549

                                   FORM 10-QSB

 (Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2006     or
                               ------------------------

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


Indicate by check mark whether the Registrant is a shell company (as defined in Rule 126.2 of the Exchange Act).
Yes                        No    X
   -----------               -----------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 53,325,442 outstanding shares of Common Stock as of November 10, 2006.

Transitional Small Business Disclosure Format (Check one) Yes      No  x
                                                              ----    ----

Table Of Contents



                                                                         PAGE NO

PART I.     FINANCIAL INFORMATION

Item 1      Financial Statements                                            2
Item 2      Management's Discussion and Analysis or Plan of Operations     15
Item 3      Controls and Procedures                                        18

PART II     OTHER INFORMATION

Item 1      Legal Proceedings                                              19
Item 2      Changes in Securities and Use of Proceeds                      19
Item 3      Defaults Upon Senior Securities                                19
Item 4      Submission of Matters to a Vote of Security Holders            19
Item 5      Other Information                                              19
Item 6      Exhibits                                                       19


SIGNATURES                                                                 20

EXHIBIT INDEX                                                              21

Exh. 31.1           Certification                                          22
Exh. 31.2           Certification                                          24
Exh. 32.1           Certification                                          26
Exh. 32.2           Certification                                          27

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the financial position of the Company and subsidiaries as of September 30, 2006, the results of its operations for the three month and nine month periods ended September 30, 2006 and September 30, 2005, and the changes in its cash flows for the nine month periods ended September 30, 2006 and September 30, 2005, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Foreign Currency Translation

Prior to July 31, 2006, the Company's functional and reporting currency was the US dollar. However, as a result of the purchase of diamond exploration tenements in Northern Australia in July 2006, the Company's expected future operations will be primarily denominated in Australian dollars (A$). Statement of Financial Accounting Standards ("SFAS") No. 52, Foreign Currency Translation, states that the functional currency of an entity is the currency of the primary economic environment in which the entity operates. Accordingly the Company determined that from August 1, 2006 the functional currency of the Company is the Australian dollar. Assets, liabilities and equity were translated at the rate of exchange at July 31, 2006. Revenue and expenses were translated at actual rates. Translation gains and losses were included as part of accumulated other comprehensive gain.

Restatement of comparative numbers was made for the change in reporting currency. The change in the functional currency was adopted prospectively beginning July 31, 2006 in accordance with SFAS No. 52.


UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                         (An Exploration Stage Company)
                                  Balance Sheet
                               September 30, 2006
                                   (Unaudited)


                                                                            A$

ASSETS

Current Assets:
Cash                                                                      1,763
Receivables                                                             131,412
Prepayments                                                              18,198
                                                               -----------------

Total Current Assets                                                    151,373
                                                               -----------------

Total Assets                                                            151,373
                                                               =================

LIABILITIES

Current Liabilities:
Accounts Payable and Accrued Expenses                                   848,526
Short-Term Advance Affiliate                                            633,934
                                                               -----------------

Total Current Liabilities                                             1,482,460
                                                               -----------------

Non Current Liabilities:
Long-Term Advance Affiliates                                            248,753
                                                               -----------------

Total Non Current Liabilities:                                          248,753
                                                               -----------------

Total Liabilities                                                     1,731,213
                                                               -----------------

STOCKHOLDERS' EQUITY ( DEFICIT)

Preferred Stock
US$.001 par value, 20,000,000 shares authorized
no shares issued and outstanding                                              -
Common Stock
US$.001 par value, 100,000,000 shares authorized
52,325,442 issued and outstanding                                        68,230
Additional Paid-in-Capital                                            2,154,423
Other Comprehensive Gain                                                 38,490
Retained Deficit During Exploration period                          (3,840,983)
                                                               -----------------

Total Stockholders' Equity (Deficit)                                (1,579,840)
                                                               -----------------

Total Liabilities and Stockholders' Equity (Deficit)                    151,373
                                                               =================

The accompanying notes are an integral part of these consolidated financial statements.

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                         (An Exploration Stage Company)
                            Statements of Operations
                                   (Unaudited)

                      For the three months   For the nine months      January 5,
                       ended September 30     ended September 30            2001
                                                                  (Inception) to
                                                                   September 30,
                            2006       2005        2006       2005          2006
                              A$         A$          A$         A$            A$
                     ===========================================================

Revenues:

Sales                         -           -           -          -        6,353
less Cost of Sales            -           -           -          -       (1,362)
                     -----------------------------------------------------------

Gross Profit                  -           -           -          -        4,991

Other Income
Interest Income               -           -           -          -        1,945

                     -----------------------------------------------------------

                              -           -           -          -        6,936
                     -----------------------------------------------------------

Costs and Expenses:
Exploration
 Expenditure          2,853,528           -   2,853,528          -    2,853,528
Legal, accounting &
 professional            32,760       4,991      51,281     15,793       97,327
Stock Based
 compensation                 -           -           -          -      655,851
Interest expense, net     7,990         885      12,435      1,504       20,999
Administration
 expenses                75,127      10,045     110,484     31,423      188,099
                     -----------------------------------------------------------

Total Expenses        2,969,405      15,921   3,027,728     48,720    3,815,804
                     -----------------------------------------------------------


(Loss) from
 operations          (2,969,405)    (15,921) (3,027,728)   (48,720)  (3,808,868)

Foreign currency
 exchange gain/(loss)   (32,115)          -     (32,115)         -      (32,115)
                     -----------------------------------------------------------

(Loss) before income
 taxes               (3,001,520)    (15,921) (3,059,843)   (48,720)  (3,840,983)
                     -----------------------------------------------------------

Provision for Income
 Tax                          -          -           -          -            -
                     -----------------------------------------------------------

Net Income (Loss)    (3,001,520)    (15,921) (3,059,843)   (48,720)  (3,840,983)
                     -----------------------------------------------------------
Basic and Diluted
 (Loss) Per Common      A$(0.07)    A$(0.00)    A$(0.12)   A$(0.00)     A$(0.37)
Equivalent Shares
                     ===========================================================
Weighted Average
 Number of Common
 Equivalent Shares
 Outstanding         43,327,472  11,959,734  26,580,184  10,974,687  10,287,537
                     ===========================================================

The accompanying notes are an integral part of these consolidated financial statement

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                         (An Exploration Stage Company)
                  Statements of Stockholders' Equity (Deficit)
                     for the period ended September 30, 2006

                                 Common Stock                     Retained

                                                   Additional  (Deficit) During     Other
                                                    Paid-In     the Exploration  Comprehensive  Stockholders'
                                         Par Value   Capital         Period          Gain      Equity (Deficit)
                                Shares      A$         A$             A$              A$              A$
                              ----------------------------------------------------------------------------------
Balance, January 5, 2001               -        -            -                -             -                 -

Shares issued to founder for
 organisation cost and
 services at US$0.05 per
 shares                        1,910,000    2,489      121,957                -             -           124,446
Shares Issued for services
 rendered at US$0.05 per share    65,000       85        4,150                -             -             4,235
Shares Issued for Cash           274,000      357       17,495                -             -            17,852

Net Loss                               -        -            -         (131,420)            -          (131,420)
                              ----------------------------------------------------------------------------------
Balance, December 31, 2001     2,249,000    2,931      143,603         (131,420)            -            15,113

Shares Issued for Cash           100,000      130        6,385                -             -             6,516
Shares Issued for Officer's
 Compensation                  5,000,000    6,516      156,372                -             -           162,888

Net Loss                               -        -            -         (182,635)            -          (182,635)
                              ----------------------------------------------------------------------------------
Balance, December 31, 2002     7,349,000    9,576      306,360         (314,055)            -             1,882

Shares Issued for services
 rendered at US$0.05 per share 2,234,000    2,911      142,645                -             -           145,556

Net Loss                               -        -            -         (156,966)            -          (156,966)
                              ----------------------------------------------------------------------------------
Balance, December 31, 2003     9,583,000   12,488      449,006         (471,022)            -            (9,528)

Shares Issued for services
 rendered at US$0.05 per share   891,000    1,161       56,892                -             -            58,053
Options Issued for services            -        -      160,672                -             -           160,672
Loan forgiveness-former major
 shareholder                           -        -       12,144                -             -            12,144

Net Loss                               -        -            -         (234,610)            -          (234,610)
                              ----------------------------------------------------------------------------------
Balance, December 31, 2004    10,474,000   13,649      678,714         (705,632)            -           (13,269)
Shares issued on cashless
 exercise of options           7,593,750    9,896       (9,896)               -             -                 -
Net Loss                               -        -            -          (75,508)            -           (75,508)
                              ----------------------------------------------------------------------------------
Balance, December 31, 2005    18,067,750   23,544      668,818         (781,140)            -           (88,778)
Share issued on cashless
 exercise of options          31,880,035   41,543      (41,543)               -             -                 -
Shares issued for cash         2,377,657    3,143    1,527,148                -                       1,530,291
Net unrealized gain on foreign
 exchange translation                  -        -            -                -        38,490            38,490
Net Loss                               -        -            -       (3,059,843)                     (3,059,843)
                              ----------------------------------------------------------------------------------
Balance, September 30, 2006   52,325,442  $68,230   $2,154,423      $(3,840,983)      $38,490       ($1,579,840)
                              ==================================================================================

The accompanying notes are an integral part of these consolidated financial statements

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                     For the nine months Ended  January 5, 2001
                                           September 30           (Inception) to
                                                                   September 30,
                                              2006        2005              2006
                                                A$          A$                A$
                                     -------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)                             (3,059,843)    (48,720)       (3,840,983)
                                     -------------------------------------------

Adjustments to reconcile net (loss)
 to net cash provided (used) by
 operating activities:
Foreign exchange                           32,115           -            30,772
Shares and Options Issued for Stock
 Based Compensation                             -           -           655,851
Accrued interest added to principal        12,435           -            14,917
Net Change in:
Receivables                              (131,412)          -          (131,412)
Prepayments                               (18,198)          -           (18,198)
Accounts Payable and Accrued Expenses     759,573       2,889           793,532
Accounts Payable - Affiliates             633,934           -           633,934
                                     -------------------------------------------
Net Cash (Used) by Operating
 Activities                            (1,771,396)    (45,831)       (1,861,587)
                                     -------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of Convertible Debenture              -           -          (130,310)
Repayment of Shareholder Advance                -           -              (641)
Proceeds from Convertible Debenture
 Payable                                        -           -           130,310
Shareholder Advance                             -           -             6,621
Proceeds from Issuance of Stock (net)   1,530,291           -         1,554,659
Net Borrowing from Affiliates             241,577      45,831           302,711
                                     -------------------------------------------

Net Cash Provided by Financing
 Activities                             1,771,868      45,831         1,863,350
                                     -------------------------------------------

Net Increase in Cash                          472           -             1,763

Cash at Beginning of Period                 1,291           -                 -
                                     -------------------------------------------

Cash at End of Period                       1,763           -             1,763
                                     -------------------------------------------

Supplemental Disclosures:
Cash Paid for interest                          -           -                 -
Cash Paid for income taxes                      -           -                 -
Stock and Options Issued for Services           -           -                 -
Accrued interest and stockholder                            -           655,851
Advances charged to paid in capital             -           -            12,144

The accompanying notes are an integral part of these consolidated financial statements

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                Notes to Financial Statements September 30, 2006

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

Following a change of management in November 2004, the Company developed a new plan of operations for fiscal 2006, which is to engage in mineral exploration and development activities. The Company's current business plan calls for the identification of mineral properties,in South America and other parts of the world, where it can obtain secure title to exploration, development and mining interests. The Company's preference is to identify large gold deposits with low operating costs. The Company is prepared to consider the exploration, development and mining of profitable base metal interests. At the beginning of 2006, the Company expanded its areas of interest to include diamond exploration activities and in July 2006, the Company completed the acquisition of certain diamond exploration tenements in Northern Australia.

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

Exploration Stage Enterprise

The Company is a exploration stage enterprise. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced, and, accordingly, no revenue has been derived during the organizational period.

2. ACCOUNTING POLICIES

(a)      Exploration Expenditure

Exploration expenditure consisting of acquisition cost and related expenditure, prospecting and exploration costs are written off into operations as incurred.

(b)      Functional and Reporting Currency

Prior to July 31, 2006, the Company's functional and reporting currency was the US dollar. However, as a result of the purchase of diamond exploration tenements in Northern Australia in July 2006, the Company's expected future operations will be primarily denominated in Australian dollars (A$). Statement of Financial Accounting Standards ("SFAS") No. 52, Foreign Currency Translation, states that the functional currency of an entity is the currency of the primary economic environment in which the entity operates. Accordingly the Company determined that from August 1,2006 the functional currency of the

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                Notes to Financial Statements September 30, 2006

Company is the Australian dollar. Assets, liabilities and equity were translated at the rate of exchange at July 31, 2006. Revenue and expenses were translated at actual rates. Translation gains and losses were included as part of accumulated other comprehensive gain. Restatement of comparative numbers was made for the change in reporting currency. The change in the functional currency was adopted prospectively beginning July 31, 2006 in accordance with SFAS No. 52.


(c)      Employee Stock Options

For the issuance of options, the Company follows the fair value provisions of Financial Accounting Standards No. 123 "Accounting fo4r Stock Based Compensation". SFAS 123 requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognised over the period during which an employee is required to provide service in exchange for the award - usually the vesting period. In the case where there is no required service period, the fair value of the equity instruments is expensed immediately.


3. COMMON STOCK

In January 2001, 1,910,000 common shares were issued to the Company's founder for organization costs valued at A$124,446, and 65,000 common shares were issued to a related party in exchange for consulting fee valued at A$4,235.

In March 2002, 5,000,000 common shares were issued to the Company's founder in exchange for present and future services valued at A$162,888.

In April 2002, the Company closed its offering under its registration statement filed with the United States Securities and Exchange Commission to sell up to 2,000,000 shares of its common stock at US$0.05 per share, which became effective on April 11, 2001. The Company sold 374,000 shares (274,000 shares in 2001 and a further 100,000 shares in 2002) of its common stock under the offering.

In 2003, a total of 2,234,000 common shares were issued to the Company's sole officer and director for services valued at A$145,556 or A$.065 (US$.05) per share.

In 2004, a total of 891,000 common shares were issued to the Company's former sole officer and director for services valued at A$58,053 or A$0.65 (US$0.05) per share.

In December 2004, the Company issued to Renika Pty Limited ("Renika"), a company associated with Mr J I Gutnick, 9,000,000 options to be converted into 9,000,000 shares of common stock, at an exercise price of US$0.05 and a latest exercise date of December 2009 for services to be rendered to the Company. The Company undertook a Black Scholes valuation of these options using a A$0.065 (US$0.05) exercise price, A$0.065 (US$0.05) market price, 5 year life, risk free interest rate of 5.155% and a volatility of 16.7%. The 9,000,000 options were valued at A$160,672 or A$0.0178 each.

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

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                Notes to Financial Statements September 30, 2006

Effective as of December 12, 2005, the Board of Directors of Company approved the distribution to all stockholders for no consideration of an aggregate of 36,135,500 non-transferable options, each of which is exercisable to purchase one share of common stock of the Company at an exercise price of US$0.25 per share with a latest exercise date of December 31, 2012. The options were issued on a pro-rata basis to all stockholders of record on December 31, 2005 on the basis of two (2) options for every one (1) share of common stock owned by a stockholder on the record date. The options may not be exercised until the shares underlying the options are registered under federal and state securities laws. At December 31, 2005 and June 30, 2006, the Company had outstanding 36,135,500 options, each of which is exercisable to purchase one share of common stock at US$0.25 per share. The options cannot be exercised until the Company registers the shares of common stock to be issued upon exercise of the options in accordance with the Securities Act of 1933, as amended and any applicable state securities laws. The only exception is in the case of a cashless exercise. Effective July 21, 2006, Legend issued 31,880,035 shares of common stock to Renika Pty Ltd ("Renika"), a company associated with Mr. J I Gutnick, President of Legend, following the cashless exercise of 34,778,220 options. The shares of common stock issued are restricted shares. At September 30, 2006, the Company had outstanding 1,357,280 options, each of which is exercisable to purchase one share of common stock at US$0.25 per share.

Effective September 19, 2006, Legend issued 2,377,657 shares of common stock at a placement price of US$0.50 per share raising A$1,530,291 (US$1,188,828). The securities were issued pursuant to a private placement and are issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended ("The Act") under Section 4(2) of the Act.

Effective October 9, 2006, Legend issued a further 1,000,000 shares of common stock at a placement price of US$0.50 per share raising A$670,413 (US$500,000). The securities were issued pursuant to a private placement and are issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended ("The Act") under Section 4(2) of the Act.

Legend has received applications for a further 1,622,343 shares of common stock at a placement price of US$0.50 per share raising an estimated A$1,053,000 (US$811,172), payable on deferred terms. The securities will be issued pursuant to a private placement and will be issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended ("The Act") under Section 4(2) of the Act.


4. SHORT-TERM ADVANCE - AFFILIATE

                                                                       A$
                                                                     2006
                                                          ---------------

Advance provided by Astro Diamond Mines N.L. No interest
 accrued                                                         452,915
Loan from Wilzed Pty Ltd, a corporation affiliated with
 the President of the Company. Interest accrued at 9.35%
 to 9.85% per annum being the "Reference Rate" of the ANZ
 Banking Group Ltd                                               179,716
                                                          ---------------
Advance provided by the President of the Company. No
 interest accrued.                                                 1,303
                                                          ---------------
                                                                 454,218
                                                          ===============

The advance provided by Astro Diamond Mines NL represents the amount owing to Astro for costs incurred on the exploration tenements since February 1, 2006. At settlement, Legend was also required to pay to Astro any costs incurred on the tenements after February 1, 2006. Astro had not completed the calculation of the costs incurred on the tenements after February 1, 2006 at settlement and the Company

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                Notes to Financial Statements September 30, 2006

awaits this calculation in order to pay this amount to Astro. At September 30, 2006 Astro has advised that an estimate of this amount is A$452,915 and this has been treated as an advance from Astro.


5. LONG-TERM ADVANCE - AFFILIATE

                                                                         A$
                                                                       2006
                                                            ---------------

Loan from AXIS Consultants, a corporation affiliated with          248,753
 the President of the Company. Interest accrued at the rate
 of 9.35% to 9.85% per annum being the "Reference Rate" of
 the ANZ Banking Group Ltd.
                                                            ---------------

The above affiliate has agreed not to call up the loans prior to December 31,
2007

6. AFFILIATE TRANSACTIONS

The Company issued unregistered common stock to its former President between 2001 and 2004, in exchange for services as President, Secretary and Treasurer, and to non management consultants in exchange for their services which was based on the Company's expected initial offering price of A$0.065 (US$0.05) per share, has been reflected as organization costs, consulting services and web site development cost in the accompanying statements of operations. These shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and are subject to the resale provisions of Rule 144 and may not be sold or transferred without registration except in accordance with Rule 144. Certificates representing the securities bear such a legend.

As of December 31, 2003, the Company owed the former sole officer, director and majority shareholder an outstanding balance of A$6,621 for expenses incurred on its behalf. The advance was non-interest bearing and no interest had been accrued. During 2004, a former officer, director and majority shareholder incurred expenses on behalf of the Company amounting to A$1,611. At November 2004, the amount owed to the former officer, director and majority shareholder amounted to A$8,232. The Company paid A$2,170 and the former officer, director and majority shareholder forgave the balance of A$6,062.

This amount, along with A$6,082 of accrued and unpaid interest on the convertible note at January 1, 2004 was forgiven and had been reflected as a credit to additional paid in capital during 2004.

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

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                Notes to Financial Statements September 30, 2006


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

In December 2004, the Company entered into an agreement with AXIS to provide geological, management and administration services to the Company. AXIS is affiliated through common management. During the nine months ended September 30, 2006, AXIS provided these services and charged the Company A$113,476 for direct costs and A$66,300 for indirect costs incurred on behalf of the Company and charged interest of A$6,566 on the outstanding balance. The amount owed to AXIS at September 30, 2006 amounted to A$248,753.

In December 2004, the Company issued Renika, a company associated with Mr J I Gutnick, 9,000,000 options to be converted into 9,000,000 shares of common stock, at an exercise price of 5 cents and a latest exercise date of December 2009 for services to be rendered to the Company. The Company undertook a Black and Scholes valuation of these options using a US$0.05 cent exercise price, US$0.05 cent market price, 5 year life, risk free interest rate of 5.155% and a volatility of 16.7%. This valued the 9,000,000 options at A$160,672 (US$123,000) or A$0.0178 (US$0.0137) cents each. In September 2005, Renika exercised the 9,000,000 options using the cashless exercise feature and were issued with 7,593,750 shares of common stock.

During the nine months ended September 30, 2006, Wilzed Pty Ltd ("Wilzed"), a company associated with the President and CEO of the Company, Joseph Gutnick, loaned the Company A$169,251 and charged interest of A$2, 922 on the outstanding balance. At September 30, 2006, the Company owed Wilzed A$179,716.

During the nine months ended September 30, 2006, the President and CEO of the Company, Joseph Gutnick advanced the Company $1,000 to enable the Company to open a bank account.

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                Notes to Financial Statements September 30, 2006

7. RECENT ACCOUNTING PRONOUNCEMENTS

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

Other than the options issued to all shareholders as discussed in footnote 2 to the Financial Statements, at December 31, 2005 and as disclosed in footnote 9, there were no unvested options outstanding and no options were issued during 2006.

8. ACQUISITION OF DIAMOND EXPLORATION TENEMENTS

Effective as of March 3, 2006, Legend International Holdings, Inc, a Delaware corporation (the "Company") entered into a Contract for the Sale of Mining Tenements ("Contract") with Astro Diamond Mines N.L. ("Astro") an Australian company pursuant to which the Company shall acquire certain diamond exploration tenements in Northern Australia from Astro, subject to the terms and conditions discussed below. The Contract was conditional on the approval of shareholders of Astro approving the sale of the tenements to Legend and this approval was given by Astro shareholders on April 21, 2006. The consideration payable by Legend to Astro was A$1.5 million and was paid on July 21, 2006 after the approval of Astro shareholders. At settlement, Legend was also required to pay to Astro any costs incurred on the tenements after February 1, 2006. Astro had not completed the calculation of the costs incurred on the tenements after February 1, 2006 at settlement and the Company awaits this calculation in order to pay this amount to Astro. At September 30, 2006 Astro has advised that an estimate of this amount is A$452,915 and this has been treated as an advance from Astro. Astro provided commercial warranties which are usual for a transaction of this nature in favour of Legend. Astro scheduled a meeting of its shareholders in April 2006 to consider and vote upon the Contract. Under Australian law, Astro was required to provide an independent experts report to shareholders for this transaction. In order to prepare the independent experts report, a mineral valuation was prepared on behalf of Astro which indicated that the preferred value for the tenements the subject of the transaction was A$1.5 million. This formed the basis of the consideration agreed by the parties.

The consideration and all related acquisition costs amounting to A$1,952,915, costs incurred by Astro since February 1,2006 and exploration expenditure incurred by the Company is shown in the Statement of Operations as Exploration Expenditure.

The President and Chief Executive Officer of the Company, Mr. J. I. Gutnick, is Chairman and Managing Director of Astro and Dr DS Tyrwhitt, an independent Director of the Company is also a Director of Astro.

9. SUBSEQUENT EVENT

Effective September 19, 2006 Legend announced a bonus issue of shares of common stock to all shareholders on the basis of one (1) new share of common stock for every two (2) shares of common stock held at the record date. The record date has been set as November 17, 2006.

Legend has also announced that it intends to seek shareholder approval to the increase in its authorized capital from 100 million shares of common stock to 200 million shares of common stock and that following such approval, it intends to undertake a further bonus issue of shares of common stock to all shareholders on the basis of one (1) new share of common stock for every two (2) shares of common stock.

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                Notes to Financial Statements September 30, 2006

Effective October 9, 2006 Legend issued 1,000,000 shares of common stock at a placement price of US$0.50 per share raising A$670,413 (US$500,000).

Effective November 10, 2006, Legend issued 1,000,000 shares of common stock at a placement price of US$0.50 per share raising A$649,161(US$500,000).


10. ISSUE OF OPTIONS UNDER STOCK OPTION PLAN

Effective September 19, 2006, the Company issued 3.3 million options over shares of common stock to Directors, Executives and Consultants under the 2006 Equity Incentive Plan that has been adopted by the Directors of the Company. The options will vest as follows: 1/3 after 12 months, 1/3 after 24 months and the balance of 1/3 after 36 months. The exercise price of the options is US$2.25 for the President and Chief Executive Officer; and for all other participants, US$1.00 for 50% of the options and US$2.25 for the balance of 50% of the options.

The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.

An external consultant has calculated the fair value of the 3,300,000 options using the Binomial valuation method using the following inputs

Grant date     Sept 19,   Sept 19,   Sept 19,   Sept 19,   Sept 19,   Sept 19,
                2006       2006       2006       2006       2006       2006
--------------------------------------------------------------------------------
Grant date     US$0.50    US$0.50    US$0.50    US$0.50    US$0.50    US$0.50
 share price
--------------------------------------------------------------------------------
Vesting date   Sept 19,   Sept 19,   Sept 19,   Sept 19,   Sept 19,   Sept 19,
                2007       2007       2008       2008       2009       2009
--------------------------------------------------------------------------------
Ezpected life
 in years      5.50       5.50       6.00       6.00       6.50       6.50
--------------------------------------------------------------------------------
Risk-free rate 4.69%      4.69%      4.69%      4.69%      4.69%      4.69%
--------------------------------------------------------------------------------
Volatility     60%        60%        60%        60%        60%        60%
--------------------------------------------------------------------------------
Exercise price US$1.00    US$2.25    US$1.00    US$2.25    US$1.00    US$2.25
--------------------------------------------------------------------------------
Call option    US$0.206   US$0.116   US$0.220   US$0.130   US$0.233   US$0.144
 value
--------------------------------------------------------------------------------

The total value of the options equates to A$514,635 and is being amortized over the vesting period. For the three months ended September 30, 2006, the amortization amounted to A$5,170 and was not bought to account in the Income Statement as it was not material.

The Company adopted revised SFAS No.123, Share-Based payment, which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of that company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments.

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                Notes to Financial Statements September 30, 2006

A summary of the options outstanding and exercisable at September 30, 2006 are as follows:

                             Outstanding              Exercisable
Number of options              1,470,006                      nil
Exercise price                   US$2.25
Expiration date            Sept 19, 2016

                             Outstanding              Exercisable
Number of options              1,829,994                      nil
Exercise price                   US$1.00
Expiration date            Sept 19, 2016

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FUND COSTS CONVERSION

The consolidated statements of operations and other financial and operating data contained elsewhere here in and the consolidated balance sheets and financial results have been reflected in Australian dollars unless otherwise stated. The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar during the periods indicated:

         Balances converted at July 31, 2006 A$1.00 = US$.7674
         9 months ended September 30, 2006 A$1.00 = US$.7468

Prior to July 31, 2006, the Company's functional and reporting currency was the US dollar. However, as a result of the purchase of diamond exploration tenements in Northern Australia in July 2006, the Company's expected future operations will be primarily denominated in Australian dollars (A$). Statement of Financial Accounting Standards ("SFAS") No. 52, Foreign Currency Translation, states that the functional currency of an entity is the currency of the primary economic environment in which the entity operates. Accordingly the Company determined that from August 1,2006 the functional currency of the Company is the Australian dollar. Assets, liabilities and equity were translated at the rate of exchange at July 31, 2006. Revenue and expenses were translated at actual rates. Translation gains and losses were included as part of accumulated other comprehensive gain. Restatement of comparative numbers was made for the change in reporting currency. The change in the functional currency was adopted prospectively beginning July 31, 2006 in accordance with SFAS No. 52.


RESULTS OF OPERATION

Three Months Ended September 30, 2006 vs. Three Months Ended September 30, 2005.

Costs and expenses increased from A$15,921 in the three months ended September 30, 2005 to A$2,969,405 in the three months ended September 30, 2006. The increase in expenses is a net result of:

     a) exploration expenditure written off for the three months ended September 30, 2006 of A$2,853,528 included the A$1,500,000 being the acquisition cost of the mineral tenements, A$81,000 in stamp duty paid and A$452,915 of exploration expenditure incurred by Astro from February 1, 2006 to the date of settlement and A$819,000 of exploration expenditure incurred since acquisition by the Company. The Company commenced a drilling program on the tenement interests in the Northern Territory of Australia as soon as settlement of the acquisition of the tenements was completed. The exploration costs included drilling, salaries for contract field staff, travel costs, accommodation, meals and tenement holding costs. There was no comparable exploration in the three months ended September 30, 2005.

     b) an increase in legal, accounting and professional expense from A$4,991 for the three months ended September 30, 2005 to A$32,760 for the three months ended September 30, 2006 as a result of the increase in legal fees in relation to regulatory filings, lodging of annual taxation returns and acquisition of diamond exploration tenements.

     c) an increase in administrative costs including salaries from A$10,045 in the three months ended September 30, 2005 to A$75,127 in the three months ended September 30, 2006 as a result of an increase in direct costs, including salaries and indirect costs, charged to the Company by AXIS Consultants. The increase related to costs of negotiating the agreement with Astro, the increase in activity by the Company as a consequence of the acquisition of exploration tenements and preparation of regulatory filings.

     d) an increase in interest expense from A$885 for the three months ended September 30, 2005 to A$7,990 for the three months ended September 30, 2006 due to the increase in interest bearing debt of the Company. AXIS charged interest of A$3,066, Wilzed charged interest of A$1,977 on outstanding balances and A$2,974 general interest was charged on outstanding amount payable liability.

As a result of the foregoing, the loss from operations increased from A$15,921 for the three months ended September 30, 2005 to A$2,969,405 for the three months ended September 30, 2006. The net loss was A$15,921 for the three months ended September 30, 2005 compared to a net loss of A$3,001,520 for the three months ended September 30, 2006.

Nine Months Ended September 30, 2006 vs. Nine Months Ended September 30, 2005.

Costs and expenses increased from A$48,720 in the nine months ended September 30, 2005 to A$3,027,728 in the nine months ended September 30, 2006. The increase in expenses is a net result of:

     a) exploration expenditure written off for the nine months ended September 30, 2006 of A$2,853,528 included the A$1,500,000 being the acquisition cost of the mineral tenements, A$81,000 in stamp duty paid and A$452,915 of exploration expenditure incurred by Astro from February 1, 2006 to the date of settlement and A$819,000 of exploration expenditure incurred since acquisition by the Company. The Company commenced a drilling program on the tenement interests in the Northern Territory of Australia as soon as settlement of the acquisition of the tenements was completed. The exploration costs included drilling, salaries for contract field staff, travel costs, accommodation, meals and tenement holding costs. There was no comparable exploration in the nine months ended September 30, 2005.

     b) an increase in legal, accounting and professional expense from A$15,793 for the nine months ended September 30, 2005 to A$51,281 for the nine months ended September 30, 2006 as a result of the increase in legal fees in relation to regulatory filings, lodging of annual taxation returns and acquisition of diamond exploration tenements.

     c) an increase in administrative costs including salaries from A$31,423 in the nine months ended September 30, 2005 to A$110,484 in the nine months ended September 30, 2006 as a result of an increase in direct costs, including salaries and indirect costs, charged to the Company by AXIS Consultants. The increase related to costs of negotiating the agreement with Astro the increase in activity by the company as a consequence of the acquisition of exploration tenements, and the preparation of regulatory filings.

     d) an increase in interest expense from $1,504 for the nine months ended September 30, 2005 to $12,435 for the nine months ended September 30, 2006 due to the increase in interest bearing debt of the Company. AXIS charged interest of A$6,566, Wilzed charged interest of A$2,922 on outstanding balances and A$2,974 general interest was charged on outstanding amount payable liability.

As a result of the foregoing, the loss from operations increased from A$48,720 for the nine months ended September 30, 2005 to A$3,027,728 for the nine months ended September 30, 2006. The net loss was A$48,720 for the nine months ended September 30, 2005 compared to a net loss of A$3,059,843 for the nine months ended September 30, 2006.

Liquidity and Capital Resources

For the nine month ending September 30, 2006, net cash used in operating activities was A$1,771,396 primarily consisting of the net loss of A$3,059,843, increase in accounts receivable and prepayments of A$149,610 and partially offset by increase in accounts payable including affiliates and accrued expenses of A$1,393,507; net cash provided by financing activities was A$1,771,868 being net proceeds from share issue A$1,530,291 and long-term loans from affiliates of A$241,577.

As at September 30, 2006 the Company had A$1,763 in cash and A$149,610 in receivables and short-term obligations of A$1,302,744 comprising accounts payable including affiliates and accrued expenses.

Effective July 21, 2006, Legend announced a capital raising of 4,000,000 shares of common stock at an issue price of US$0.50 for a total of US$2,000,000. The shares issued are restricted shares. A portion of the funds from this placement was used to complete the purchase of the diamond exploration tenements in Northern Australia from Astro and the balance of the funds will be used to fund the exploration on the Northern Australian diamond interests and for working capital. The securities that are being issued pursuant to the Private Placement are being issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act) under Section 4(2) of the Act

Effective September 19, 2006 the Company announced the closing of a private placement of 4,000,000 shares of common stock at an issue price of US$0.50 for a total of US$2,000,000 (A$2,617,828). A portion of the funds from this placement was used to complete the purchase of the diamond exploration tenements in Northern Australia from Astro and the balance used to fund exploration and for working capital. Of the A$2,617,828, A$1,530,291 had been received at September 30, 2006 and the balance of A$1,087,537 was on deferred payment terms.

Effective October 9, 2006 Legend issued 1,000,000 shares of common stock at a placement price of US$0.50 per share raising A$670,413 (US$500,000).

Effective November 10, 2006, Legend issued 1,000,000 shares of common stock at a placement price of US$0.50 per share raising A$649,161(US$500,000).

In addition to the capital raising referred to above, the Company is continuing its capital raising activities and is seeking to raise a further US$5,000,000 which will be utilized for its exploration program and working capital, of which there can be no assurance.

The Company has continued with its exploration plan to drill targets on the North Australian tenements and anticipates that the drilling will cease for calendar 2006 in December 2006 when the wet season commences which restricts access. Exploration activities will then be limited to assessment of the drilling through to the end of the wet season in approximately late March 2007 when access to field sites becomes available. At that time exploration activities in the field will re-commence.

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

The Company is considered to be an exploration stage company, with no significant revenue, and is dependent upon the raising of capital through placement of its common stock, preferred stock or debentures. In the event the Company is unsuccessful in raising such additional capital, it may not be able to continue active operations.

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

                                    LEGEND INTERNATIONAL HOLDINGS, INC.

                                    By:
                                            /s/Joseph I. Gutnick
                                            ------------------------------------

                                            Joseph I. Gutnick
                                            Chairman of the Board, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

                                    By:
                                            /s/Peter Lee
                                            ------------------------------------

                                            Peter Lee
                                            Peter Lee, Secretary and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

                             Dated November 14, 2006

                                  EXHIBIT INDEX

    Exhibit No.        Description

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