Form 10KSB
period 2006-12-31
LEGEND INTERNATIONAL HOLDINGS INC
filed 2007-03-30
CIK 1132143

United States
                       Securities and Exchange Commission
                              Washington D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
 (Mark one)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 2006      or
                             ------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________________  to _______________

Commission File Number   000-32551
                         -------------

                       LEGEND INTERNATIONAL HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter)

              Delaware                                      233067904
              --------                                      ---------
     (State or other jurisdiction of                       (IRS Employer
     incorporation or organisation)                        Identification No.)

         Level 8, 580 St Kilda Road Melbourne, Victoria, 3004, Australia
                                    -------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code   011 (613) 8532 2866
                                                     -------------------

Securities registered pursuant to Section 12 (b) of the Act:
         Title of each class                          Name of each exchange
                                                         on which registered
                 N/A                                            N/A
                -----                                          -----

Securities registered pursuant to Section 12(g) of the Act:
                     Common stock, par value $.001 per share
                     ---------------------------------------
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days.

                           Yes    X                  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                  Yes                       No      X
                                                    -

State Issuer's Revenues for its most recent fiscal year.

None

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant's common stock, ("Common Stock") held by non-affiliates of the Company was US$66,596,906 as at December 31, 2006.

There were 133,765,625 outstanding shares of Common Stock as of March 29, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

Transitional Small Business Issuer Yes:___  No:_X_

TABLE OF CONTENTS                                                          PAGE


PART I
Item 1        Business                                                        4
Item 2        Properties                                                     15
Item 3        Legal Proceedings                                              15
Item 4        Submission of Matters to a Vote of Security Holders            15

PART II
Item 5        Market for Common Equity and Related Stockholder Matters       17
Item 6        Management's Discussion and Analysis of
              Financial Condition or Plan of Operation                       19
Item 7        Financial Statements                                           24
Item 8        Changes in and Disagreements with Accountants on
              Accounting and Financial Statement Disclosure                  24
Item 8A       Controls and Procedures                                        24
Item 8B       Other Information                                              24

PART III
Item 9        Directors and Executive Officers of the Registrant             25
Item 10       Executive Compensation                                         27
Item 11       Security Ownership of Certain Beneficial Owners
              and Management and Related Stockholder Matters                 30
Item 12       Certain Relationships and Related Transactions                 30


Part IV
Item 13       Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K                                                    33
Item 14       Principal Accounting Fees and Services                         33


              Signatures                                                     34
              Exhibit Index                                                  36

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

         Effective November 17, 2006, Legend issued one (1) new bonus share of common stock for every two (2) shares of common stock outstanding on the record at that date. The issue of the new bonus shares of common stock were on a pro-rate basis to all shareholders. As a result, the Company issued 27,599,722 shares of its common stock. Effective December 31, 2006, Legend issued one (1) new bonus share of common stock for every two (2) shares of common stock outstanding on the record at that date. The issue of the new bonus shares of common stock were on a pro-rata basis to all shareholders. As a result, the Company issued 41,934,337 shares of its common stock.

         The Company has accounted for these bonus issues as a stock split and accordingly, all share and per share data has been retroactively restated.

Currency

         We use the Australian dollar as our reporting currency, since we are headquartered in Australia and our administrative expenses are incurred in Australian dollars. References to dollars are to Australian dollars (A$) unless otherwise indicated as being United States dollars (US$). For the convenience of the reader, the Australian Dollar figures for the year ended December 31, 2006 have been translated into United States Dollars ("US$") using the rate of exchange at December 31, 2006 of A$1.00=US$0.7893. Prior to July 31, 2006, the Company's functional currency was the US dollar. However, as a result of the purchase of diamond mining tenements in Northern Australia in July 2006, the Company's 2006 revenue and expenses will be primarily denominated in Australian dollars (A$). Statement of Financial Accounting Standards ("SFAS") No. 52, Foreign Currency Translation, states that the functional currency of an entity is the currency of the primary economic environment in which the entity operates. Accordingly the Company determined that from August 1, 2006 the functional currency of the Company is the Australian dollar. Assets, liabilities and equity were translated at the rate of exchange at July 31, 2006. Revenue and expenses were translated at actual rates. Translation gains and losses were included as part of accumulated other comprehensive gain.

Restatement of comparative numbers was made for the change in functional and reporting currency. The change was adopted prospectively beginning July 31, 2006 in accordance with SFAS No. 52.

History

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

         In November 2004, Renika Pty Ltd, an Australian corporation ("Renika") acquired an 88% interest in Legend from William and Michael Tay (the "Tays"), the Tays resigned as Directors and Officers of Legend, Joseph Gutnick was appointed President, Chief Executive Officer and a Director and Peter Lee was appointed Secretary. The Tays also granted Renika an option to acquire an additional 1,301,040 shares of common stock that Renika exercised in 2005.

         Commencing in fiscal 2005, Legend has decided to focus its business on mineral exploration activities.

         Legend is an exploration stage company. Legend has not been involved in any bankruptcy, receivership or similar proceeding. Legend has not been involved in any material reclassification, merger consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Description of Business

Business

         The Company has never generated any significant revenues from operations and is still considered an exploration stage company. The Company was initially formed to engage in the business of selling compatible inkjet cartridges and refill kits on the Internet for the consumer printer market. In March 2003, management of the Company decided to engage in the business of building and acquiring controlling or other interests in one or more companies engaged in the contract sales and distribution of specialty medical products, and raise additional capital for this purpose. Neither business was successful and operations of both were eventually discontinued. During fiscal 2004, management of the Company developed a plan of operations to acquire income-producing real property. The Company did not acquire any properties pursuant to such plan.

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

Recent Developments

         Effective as of March 3, 2006, Legend entered into a Contract for the Sale of Mining Tenements ("Contract") with Astro Diamond Mines N.L. ("Astro") an Australian company pursuant to which the Company acquired certain diamond mining tenements in Northern Australia from Astro. The consideration payable by Legend to Astro was Australian dollars $1.5 million and Legend was also required to pay to Astro any costs incurred on the tenements after February 1, 2006. Astro provided commercial warranties which are usual for a transaction of this nature in favour of Legend. Under Australian law, Astro was required to provide an independent experts report to shareholders for this transaction. In order to prepare the independent experts report, a mineral valuation was prepared on behalf of Astro which indicated that the preferred value for the tenements that are the subject of the transaction was A$1.5 million. This formed the basis of the consideration agreed by the parties. The President and Chief Executive Officer of the Company, Mr. J. I. Gutnick, is Chairman and Managing Director of Astro and Dr DS Tyrwhitt, an independent Director of the Company is also a Director of Astro. The tenements are located in the Northern Territory of Australia and are prospective for diamonds.

Exploration History and Forward Work Program

         Legend controls 16,854 square kilometers of diamond prospective tenements adjacent to the Gulf of Carpentaria in the Northern Territory of Australia. The rocks underlying this area belong to the Northern Australian Craton which forms an arc across the north of Australia hosting the Merlin, Argyle and Ellendale diamond fields.

         Legend's diamond mining tenements are divided into five project areas

     o    Abner Range
     o    Glyde River
     o    Foelsche
     o    Cox
     o    Selby

         The Company has significant tenement positions in the Glyde River, Abner Range, Foelsche, Cox and Selby areas with excellent kimberlite indicator mineral and diamond occurrences adjacent to known pipe occurrences at Merlin and Abner. Widespread macrodiamonds, microdiamonds and diamond indicator minerals throughout this region indicate the potential for many possible diamond fields.

         The Company's main focus is within the McArthur Basin which hosts the Merlin kimberlite pipes and the recently discovered Abner Range kimberlite pipes.

Abner Range

         Airborne Electro-Magnetic ("EM"), magnetic and gravity surveys flown in late 2006 have identified numerous anomalies on the Abner Range Plateau, which hosts the diamondiferous Abner Range Kimberlite, less than 10km to the north. An unabraded 2mm macro-diamond recovered during 2006 in the headwaters of a stream within the Abner Range project is surrounded by numerous EM, magnetic and gravity anomalies, all of which will be drilled in the current, ongoing diamond core and reverse circulation drilling program.

Glyde Project

         The Company owns the Glyde River exploration license immediately south of the Merlin Diamond Mine held by North Australian Diamonds Limited. An airborne geophysical program flown in late 2006 has located many targets for drilling. Stream and loam sampling in late 2006 has revealed numerous kimberlitic chromites adjacent to geophysical targets. A brief drilling program was undertaken in December 2006, however many geophysical and geological targets remain to be drill tested in the coming dry season (April-November 2007).

         The Glyde River is host to alluvial gravels sourced from numerous diamond bearing catchments including the entire Merlin diamond field. Over 40 kilometers strike of the alluvial gravels occur within Legend's Glyde River tenements. Previous bulk sampling south of the Glyde River tenement returned 21 diamonds for 3.15 carats in one location (on a third party tenement) and 15 diamonds for 4.78 carats (on the Company's tenement) in a second location, and a third bulk sample along the tenement boundary returned 75 diamonds for 5.3 carats (on the Company's tenement). The tenement covering the Glyde River to the north will be examined for alluvial diamonds and additional targets will be further assessed and tested in 2007.

Foelsche and Selby Projects

         The Foelsche and Selby Project tenements immediately to the east of the Merlin Diamond Mine contain abundant trains of kimberlite indicator minerals in streams draining the area. The area is bound by regional scale faults uplifting basement rocks against younger sandstones. In 2005, selected areas were flown with airborne EM/magnetics by Astro. Priority anomalies were followed up with ground gravity surveys in 2006. A number of targets were drilled, however the source of the geophysical anomalies was attributed to Cretaceous/Tertiary infill sequences within depressions in the Proterozoic sandstone bedrock. Similar infill sequences typically occur over kimberlites within the region and the discrimination of infill sequences over sandstone from infill sequences over kimberlite presents an exploration challenge. Nevertheless, geophysical techniques remain an integral component of effective exploration within the McArthur Basin.

         The prospectivity of the Foelsche and Selby regions remains high, with many exploration targets not yet explored. The Foelsche region in particular has numerous Kimberlite Indicator Mineral (KIM) trains which require further follow-up and re-appraisal of airborne EM/magnetics. Further targets will be drilled and aeromagnetic surveys are planned for the project areas.

Cox Project

         At Cox, numerous structural and KIM targets will be covered with EM and magnetic surveys in 2007. Further follow up drill programs are also planned for 2007.

Geological History and Kimberlite Occurrence in the McArthur River Basin.

         The North Australian Craton is one of two principal tectonic domains in the Northern Territory. The dominant tectonic episode for formation of the Craton, reworking the Archaean basement, was the Barramundi Orogeny at 1865-1850Ma. Outcrops of the older deformed and metamorphosed, Palaeo-proterozoic rocks are surrounded by younger basins. The McArthur Group is the principal element of the North Australian Craton cover and is predominately composed of mildly deformed and unmetamorphosed Meso-proterozoic (1800-570Ma) dolomitic carbonate, evaporates and sediments. The McArthur River Basin extends over an area of 180,000 square kilometers and its sediments host a number of base metal occurrences, including the McArthur Lead-Zinc-Silver shale-hosted deposit; strata-bound, disseminated Lead-Zinc deposits; the Redbank Copper deposits as well as Cobalt, Uranium and Iron.

         The Basin is covered by Cambrian Bukalara sandstone, up to100 metres thick, and Cambrian flood basalts in the south. Younger, widespread Cretaceous sedimentation covers the region but much has been removed through erosion. One remnant of Cretaceous sediment is host to the Merlin field which represents the youngest volcanic event in the region. The major structural feature in the McArthur Basin is the Batten Trough or Batten Fault Zone, a north north west trending zone of extensive faulting, approximately 70 kilometres wide. The Trough is bound on the west by the Emu Fault. The associated Mallapunyah and Calvert faults are approximately 50 kilometres apart and also trend north west.

         Legend's land holdings are located on the eastern side of the Batten Trough, comprised of Meso-Proterozoic rocks of the McArthur Group, unconformably overlain in the south east by the Cambrian Bukalara Sandstone and containing small regions of Cretaceous sediments. The presence of microdiamonds across the North Australian Craton defies geological boundaries, extending right across its heart. This wide distribution may be due to recycling of the microdiamonds through the Cretaceous by fluvial processes. An element of high-level fracture control is now evidenced by the Merlin deposits. Since the discovery of the Merlin field, diamond exploration approaches have shifted from Proterozoic mobile belts with little consideration of regional geology, to incorporate the range of fracture zones in the North Australian Craton. The North Australian Craton is extensively underlain by Archaean basement and deep lithospheric, cratonic rocks may be tapped by younger kimberlites as they intrude into these fractures. The Merlin kimberlites are certainly younger than their Cambrian sandstone host, yet older than their Cretaceous cover. Due to the presence of the overlying Cretaceous cover, kimberlite surface expression can be minimal, despite occasional concentric fracturing.

History of Diamond Exploration in the North Australian Craton.

         There are a number of key, global companies currently interested in the Northern Territory, including Rio Tinto, DeBeers, BHP Billiton, Legend, Elkedra, Tawana and Flinders. In the late 1960's, Stockdale (now DeBeers) was the primary explorer in the McArthur River Basin, predominately looking for diamonds. In 1976, the Ashton Exploration Joint Venture formed between Ashton, CRA and others, resulting in the discovery of the diamond-bearing Ellendale olivine-lamproite pipes that same year and, in 1978, the Argyle olivine-lamproite pipes (1179 Ma). Subsequent exploration into the early 1980's was heavily influenced by the nature of these two deposits which lay within the King Leopold Mobile Zone, a Proterozoic mobile belt, similar in depositional style to South African models.

         In the early 1980's, Stockdale re-entered the Northern Territory. CRA Exploration (CRAE, now Rio Tinto) separated from the Australian Diamond Exploration Joint Venture (ADEJV) and discovered E.Mu Pipes. E.Mu 1 and 2 are breccia pipes infilled with micaceous peridotite, similar to kimberlite but are different in their composition, age and emplacement style to those of Ellendale and Argyle, broadening the approach of and possibilities for exploration in the region. Also in 1983, the ADEJV discovered the Coanjula microdiamond field, a region rich in alluvial microdiamonds. Pipes found in the area are considered barren for diamonds, yet micro-diamond bearing lenses exist within the local sediment. The origin of this diamondiferous anomaly is still largely unexplained.

         In 1988, Stockdale found the Packsaddle and Blackjack kimberlite dykes. These two thin dykes yield abundant garnet and microdiamonds. In 1992 Stockdale followed the occurrence of alluvial chrome-spinel and microdiamonds to the discovery of the Timber Creek Kimberlites (1462 Ma), five individual pipes in the Victoria Basin which yield small, colored diamonds. In 1985 CRAE had relinquished the tenements in the E.Mu area. Following an assessment of the Open File Reports showing 27 `unexplained' chromite grains, Biddlecome claimed these tenements and passed them to ADJEV. Fractures in barren sandstone contained breccias rich in chromites and macrodiamonds. These were traced to a flat depression in the sandstone which was drilled and the "Excaliber" kimberlite was encountered at 26 metres. This led to the subsequent discovery of the Merlin field (340Ma) of 14 kimberlites which now include the E.Mu pipes.

         The pipes in the Merlin field are located on the eastern shoulder of the Battern Trough, 6 kilometres east of the Emu Fault and on the projected trace of the Calvert fault. They have intruded the Cambrian Bukalara sandstone. They spread over a 10-15 kilometre area, are only 40-60 metres in diameter and were emplaced around the time of the Alice Springs Orogeny. The largest pipe is E.Mu 1 which is 4.5 ha in diameter and has up to 42 metres of Cretaceous sediment at its surface.

         The Calvert Hills region is is a collection of Legend's tenements to the east of Merlin, in the extension of the Halls Creek Orogen into the Northern Territory. The Calvert Hills Project area has recently been divided into the Abner Range and Foelsche prospects. The Abner Range kimberlite is also a breccia pipe and is considered a part of the Merlin diamondiferous intrusive field. Past indicator mineral sampling by Ashton and Rio Tinto has recovered macrodiamonds, microdiamonds and chromite indicator minerals with no primary source yet determined.

         The Glyde River alluvial diamond project lies in the Batten Trough, just south of the Merlin diamond field. There are at least two diamond fields shedding diamonds into tributaries of the Glyde River and, as such, it is targeted as a potential economic source of alluvial diamonds. The Legend tenement is north of the HYC Pyritic Shale base metal prospect and this Member has been intersected in several drill holes. CRAE has explored the tenement area for kimberlite. Ashton collected two bulk samples from separate drainages and had positive diamond responses. Helicopter magnetics and EM covered the northern part of the tenement as part of Rio Tinto's exploration around the Merlin pipe field.

         Legend's Cox Project is located on the north western part of the Bauhinia Downs. In the 1980's indicator mineral sampling by Ashton and Rio Tinto recovered numerous microdiamonds and three macrodiamonds. Magnetic anomolies and some chromite indicator minerals were found, but follow-up by these companies was unsuccessful and a primary source is yet to be found.

Uranium Exploration

A review of open file reports documenting past exploration on the Company's tenements, in particular at Selby on EL22251, which has an area of 1,644 square kilometres, has ascertained the existence of highly radioactive phosphates at the surface. The "large number of uranium-dominant anomalies" have been documented in past exploration by Argold Holdings (1992) and Arnhem Land Mining (1981-1983). Two large outcrops are of note, each with a strike length of more than 800 meters and over 200 meters wide and are reported to be "significantly radioactive at 10 to 100 times the background ...uranium and copper are anomalous" (Argold, 1992). An average phosphate grade ranging from 6% to 34.2% has been returned from previous sampling. Uranium is a common by-product of marine phosphate deposits, accounting for a significant proportion of the world's uranium production and averaging grades of 6 to 120 parts per million ("ppm") uranium. The occurrences at Selby on EL22251 have returned past assay values ranging from 250 ppm to 532 ppm uranium (ALM, 1982).

The deposits have potential for a wider regional occurrence on EL22251 at Selby. According to Argold in 1992, "The occurrences appear to be of syngenetic organic origin and can therefore be expected to occupy a specific stratigraphic facies within the Masterton, and show lateral continuity [within EL22251 at Selby]. The occurrences...give very strong indications of the enormous potential of the host unit which covers an area of several thousand square kilometers, to host commercial deposits. The occurrences have substantial commercial potential and further exploration work is warranted."

In light of increased commodity prices, an investigation to resolve the specific extent and grades of these anomalies will be incorporated into the current drilling program, which is expected to include surface reconnaissance, reverse circulation drilling, further loam and stream sampling during the year. Uranium prices were at approximately US$15/lb in the 1980's, reduced in the early 1990's around the time of Argold's exploration of this area, and has recently reached US$100/lb. Phosphate prices are also substantially higher than at the time of this historical exploration.

Listing of Tenements


Tenement
Identification
Number                         Project

EL23116                        Abner Range
EL23117                        Abner Range
EL23118                        Abner Range
EL23513                        Abner Range
EL23514                        Abner Range
EL23121                        Glyde
EL22295                        Cox
EL22296                        Cox
EL22297                        Cox
EL22298                        Cox
EL22300                        Cox
EL22302                        Cox
EL23126                        Cox
EL22244                        Foelsche
EL22245                        Foelsche
EL22351                        Foelsche
EL23119                        Foelsche
EL23510                        Foelsche
EL23511                        Foelsche
EL23512                        Foelsche
EL23515                        Foelsche
EL22246                        Selby
EL22247                        Selby
EL22251                        Selby
EL22252                        Selby

Access

         Access to the project areas is by commercial airline to Darwin, the capital of the Northern Territory. From Darwin, access can be road, a distance of approximately 950 kilometres or by air charter, approximately 2 hours flying time. The nearest major town is Borroloola which has limited accommodation and other facilities. Legend is currently setting up a base at Borroloola. Access from Borroloola to the drilling sites is normally via helicopter given the terrain. During the dry season (approximately April to November), access can be by four wheel drive vehicles over dirt roads however this is time consuming. Distances from Borroloola to field sites range between 90 and 150 kilometres.

Mineralisation

         No known mineral reserves are known on our land. Our previous and proposed programs are exploratory in nature.


Government Regulations

         The Company's exploration operations are subject to federal and state laws and regulations governing the method of acquisition and ownership of mining rights, exploration, development, mining, production, taxes, labour standards, occupational health, mine safety, toxic substances other matters. Federal and state legislation also governs environmental management and native title issues. We are committed to complying and, to our knowledge, are in compliance with all governmental legislation and regulations.

Government Requirements for Maintenance of Licences

         To ensure that licences are kept in good standing the Company is required to pay the annual rent amount for each licence on its respective anniversary date. The amount due is dependent upon the size and age of the licence. The Company is also required to work the licences and meet the annual expenditure commitments. Annual exploration reports are also required for each licence. Failure to comply would place the licences at risk of cancellation and therefore forfeit the right to explore on that ground.

Native Title

         The rights and obligations of the Company with respect to native title obligations differ between licences depending upon the underlying ownership of the land. Crown land, namely pastoral lease land, falls under the Native Title Act while Aboriginal freehold land falls under the Aboriginal Land Rights Act (Northern Territory). All the granted licences held by the Company are on pastoral lease land. The Company is currently in negotiations with the local native title council working towards the grant of several more applications that are situated on aboriginal freehold land. Heritage surveys are contracted where necessary to ensure the protection of local registered and unregistered aboriginal heritage sites.

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

We Have No Diamond Or Other Mineral Reserves And We Cannot Assure You That We Will Find Such Reserves. If We Develop A Diamond Or Other Mineral Reserve, There Is No Guarantee That Production Will Be Profitable.

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

We Will Need Financing To Determine If There Is Diamonds Or Other Commercial Minerals And To Maintain The Mineral Claims.

         Our success will depend on our ability to raise capital. We will require substantial additional funds to conduct mineral exploration and development activities on our tenements. There is no assurance whatsoever that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us to make investments. If funds are not available in the amounts required to achieve our business strategy, we would be unable to reach our objective. This could cause the loss of all or part of your investment.

The Report Of Our Independent Registered Public Accounting Firm Contain An Explanatory Paragraph Questioning Our Ability To Continue As A Going Concern.

         The report of our independent registered public accounting firm on our financial statements as of December 31, 2006 and for the years ended December 31, 2006 and 2005 includes an explanatory paragraph questioning our ability to continue as a going concern. This paragraph indicates that we have not yet commenced revenue producing operations and have a retained deficit at December 31, 2006 of A$5,355,734 which conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Future Sales of Common Stock Could Depress The Price Of Our Common Stock

         Future sales of substantial amounts of common stock pursuant to Rule 144 under the Securities Act of 1933 or otherwise by certain stockholders could have a material adverse impact on the market price for the common stock at the time. There are presently approximately 122,739,308 outstanding shares of our common stock held by our stockholders which are deemed "restricted securities" as defined by Rule 144 under the Securities Act. Under certain circumstances, there shares may be sold without registration pursuant to the provisions of Rule
144. In general, under rule 144, a person (or persons whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of restricted securities which does not exceed the greater of one (1%) percent of the shares outstanding or the average weekly trading volume during the four calendar weeks preceding the notice of sale required by Rule 144. In addition, Rule 144 permits, under certain circumstances, the sale of restricted securities without any quantity limitations by a person who is not an affiliate of ours and has satisfied a two-year holding period. Any sales of shares by stockholders pursuant to Rule 144 may have a depressive effect on the price of our common stock.

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

Item 2            Properties

         Legend has exploration properties as discussed in "Item 1 - Description of Business". Legend occupies certain executive and office facilities in Melbourne, Victoria Australia which are provided to it pursuant to the Service Agreement with AXIS. See "Item 1 - Business - Employees" and "Item 12 - Certain Relationships and Related Transactions". Legend believes that its administrative space is adequate for its current needs.

Item 3            Legal Proceedings

         There are no pending legal proceedings to which the Company is a party, or to which any of its property is the subject, which the Company considers material.

Item 4            Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting of Stockholders held on November 17, 2006, stockholders voted to approve all of management's proposals as follows:

         1. To elect the following directors to serve a one-year term and until their successors are elected and qualified:

                              Votes For                   Votes Withheld
                              ---------                   --------------

Joseph Gutnick                102,845,876                           -
David Tyrwhitt                102,845,876                           -

         2. To approve an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 100 million to 200 million:

             Votes For               Votes Against              Abstained
             ---------               -------------              ---------

            102,845,876                    -                        -

3. To approve the Company 2006 Incentive Option Plan:

             Votes For               Votes Against               Abstained
             ---------               -------------               ---------

            102,845,876                    -                         -

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

         The following table sets out the high and low bid information for the Common Stock as reported by the National Quotation Service Bureau for each period/quarter indicated in US$:

Calendar Period                     High Bid (1)              Low Bid (1)
---------------                     ---------                 --------


2004
First Quarter                         1.00                      0.05
Second Quarter                        0.25                      0.04
Third Quarter                         0.06                      0.02
Fourth Quarter                        0.25                      0.05

2005
First Quarter                         0.30                      0.13
Second Quarter                        0.32                      0.20
Third Quarter                         0.25                      0.15
Fourth Quarter                        3.25                      0.15

2006
First Quarter                         3.75                      2.50
Second Quarter                        3.90                      2.50
Third Quarter                         2.55                      0.85
Fourth Quarter                        2.10                      1.00

(1) The quotations set out herein reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

         As of March 29, 2007, there are 133,765,625 shares of common stock outstanding.

         To date we have not paid dividends on our common stock and we do not expect to declare or pay any dividends on our common stock in the foreseeable future. Payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by the Board of Directors.

Shareholders

         As of March 23, 2007, there were approximately 97 record holders of the Company's common stock. Within the holders of record of the Company's common stock are depositories such as Cede & Co., a nominee for The Depository Trust Company (or DTC), that hold shares of stock for brokerage firms which, in turn, hold shares of stock for one or more beneficial owners. Accordingly, the Company believes there are many more beneficial owners of its common stock whose shares are held in "street name", not in the name of the individual shareholder.

Options

         Effective as of December 12, 2005, the Board of Directors of Company approved the distribution to stockholders for no consideration of an aggregate of 36,135,500 non-transferable options, each of which is exercisable to purchase one share of common stock of the Company at an exercise price of US$0.25 per share with a latest exercise date of December 31, 2012 and otherwise on the terms and conditions set out in Appendix A to the Form 8-K dated December 12, 2005. The options were issued on a pro-rata basis to all stockholders of record on December 31, 2005 on the basis of two (2) options for every one (1) share of common stock owned by a stockholder on the record date. The options may not be exercised until the shares underlying the options are registered under federal and state securities laws. On June 26, 2006, the Board of Directors amended the terms and conditions of the options and included a cashless exercise clause for the options in the terms and conditions. On July 21, 2006, Renika Pty Ltd exercised 34,778,220 options using the cashless exercise feature and were issued 71,730,079 shares of common stock. In December 2006, the Company issued 700,000 shares with attaching options on the basis of one option for every two shares at no exercise price. The options were exercised in December 2006. On December 27, 2006, a further optionholder exercised 19,000 options using the cashless exercise feature and were issued 24,750 shares of common stock.

         On September 19, 2006, the Company issued 7,425,000 options pursuant to the 2006 Equity Incentive Plan. Of the total 7,425,000 options issued, 2,475,000 vest on September 19, 2007, 2,475,000 vest on September 19, 2008 and 2,475,000 vest on September 19, 2009. The exercise price of the options is US$1.00 for the President and Chief Executive Officer and for all other participants, US$0.444 for 50% of the options and US$1.00 for the balance of 50% of the options. The options expire on September 19, 2016. The Company has accounted for all options issued in 2006 based upon their fair market value using the Binomial pricing model. There were no employee stock options issued by the Company prior to 2006. An external consultant has calculated the fair value of the options using the Binomial valuation method using a share price of US$0.50, strike price as set out above, maturity period of 5.5 to 6.5 years depending on the vesting date, risk free interest rate of 4.69% and volatility of 60%. This equates to values ranging from US$0.116 to US$0.233 per option depending on the exercise price and vesting date. The total value of the options equates to A$683,628 (US$574,635).

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

         Effective November 17, 2006, the Company's Board of Directors declared a 1-for-2 share bonus issue in the form of a dividend that was payable in December 2006 to stockholders of record as of November 17, 2006. An aggregate of 27,599,722 shares of common stock were issued in connection with this dividend.

         In November 2006, the Company's Board of Directors declared a second 1-for-2 share bonus issue in the form of a dividend that was payable in January 2007 to stockholders of record as of December 31, 2006. An aggregate of 41,934,337 shares of common stock were issued in connection with this dividend.

Transfer Agent

         The transfer agent and registrar for the Company's common stock is Holladay Stock Transfer, Inc. of 2939 N. 67th Place, Scottsdale, Arizona 85251.

Recent Sales of Unregistered Securities

         We have issued no unregistered securities within the period covered by this report which have not been previously reported on Form 10-QSB or Form 8-K.

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

         We are an exploration stage mining company. Our principal exploration target is for diamonds. We are in the initial stages of our exploration program and we have not yet identified any ore reserves. We have not generated any material revenues from operations.

Selected Financial Data

         Our selected financial data presented below for each of the years in the two-year period ended December 31, 2006, and the balance sheet data at December 31, 2006 has been derived from financial statements, which have been audited by PKF, Certified Public Accountants, a Professional Corporation. The selected financial data should be read in conjunction with our financial statements for each of the years in the two year period ended December 31, 2006 and Notes thereto, which are included elsewhere in this Annual Report.

Statement of Operations Data


                             Year ended December 31

                                                                        Conv.
                                             2005          2006       Transl.
                                               A$            A$           US$

Revenues - interest                             -         1,930         1,523
                                ---------------------------------------------

Costs and expenses                         76,851     4,536,507     3,580,665
                                ---------------------------------------------

Loss from operations                      (76,851)   (4,534,577)   (3,579,142)

Other income (loss)                         1,343       (40,017)      (31,585)
                                ---------------------------------------------

Profit (loss) before income
taxes                                     (75,508)   (4,574,594)   (3,610,727)

Provision for income taxes                      -             -             -
                                ---------------------------------------------

Net profit (loss)                         (75,508)   (4,574,594)   (3,610,727)
                                ---------------------------------------------

                                               A$            A$           US$
Net profit (loss) per share
on continuing operations                    (0.00)        (0.06)        (0.05)

Weighted average number
of shares outstanding                  28,668,876    75,229,664    75,229,664
                                ---------------------------------------------

Balance Sheet Data

                                               A$            A$           US$
Total assets                                    -     1,149,461       907,269
Total liabilities                          88,778     1,880,629     1,484,380
                                           ----------------------------------

Stockholders' equity (deficit)            (88,778)     (731,168)     (577,111)
                                          -----------------------------------

Foreign Currency Translation

         The majority of our administrative operations are in Australia and, as a result, our accounts are reported in Australian dollars. The income and expenses of its foreign operations are translated into Australian dollars at the average exchange rate prevailing during the period. Assets and liabilities of the foreign operations are translated into Australian dollars at the period-end exchange rate. The following table shows the period-end rates of exchange of the Australian and US dollar compared with the US dollar during the periods indicated.

                      Year ended
                     December 31

                           2005             A$1.00           =     US$0.7674
                           2006             A$1.00           =     US$0.7893

         The exchange rate between the A$ and US$ has moved by 2.85% between December 31, 2005 and 2006. Accordingly, a direct comparison of costs between fiscal 2005 and 2006 may not necessarily be a true comparison.

Plan of Operation

         We have A$839,797 in cash at December 31, 2006. Subsequent to December 31, 2007, we have issued a further 7,962,624 shares of common stock, raising approximately A$2,522,052 (US$1,990,656). See "Liquidity and Capital Resources" for a discussion of how the Company intends to finance its plan of operations.

         We commenced exploration activities on the tenements we acquired in July 2006 and since that time and up to December 31, 2006, have spent A$3,811,385 on exploration activities. We plan to continue our exploration program throughout 2007 and anticipate spending A$2,400,000 on exploration. However, if exploration results are positive, we believe that we will be able to raise additional equity capital in order to progress our exploration program at a faster rate.

         As set out in Item 1 "Employees" the services of our Chief Executive Officer, Chief Financial Officer and geologists as well as certain clerical employees are provided by AXIS. At the current time, we have no plans to change these arrangements or employ any further persons.

Results of Operations

Year ended December 31, 2006 versus Year ended December 31, 2005

         Effective November 17, 2006, Legend issued one (1) new bonus share of common stock for every two (2) shares of common stock outstanding on the record at that date. The issue of the new bonus shares of common stock were on a pro-rate basis to all shareholders. As a result, the Company issued 27,599,722 shares of its common stock. Effective December 31, 2006, Legend issued one (1) new bonus share of common stock for every two (2) shares of common stock outstanding on the record at that date. The issue of the new bonus shares of common stock were on a pro-rata basis to all shareholders. As a result, the Company issued 41,934,337 shares of its common stock.

         The Company has accounted for these bonus issues as a stock split and accordingly, all share and per share data has been retroactively restated.

         As an exploration company, we do not have an ongoing source of revenue. Our revenue stream is normally from ad-hoc tenement disposals and interest received on cash in bank. During the year ended December 31, 2006, we received A$1,930 in interest on funds in the bank (2005:A$nil).

         Costs and expenses increased during the year from A$76,851 for the year ended December 31, 2005 to A$4,536,507 (US$3,580,665) for the year ended December 31, 2006.

         The main components of costs and expenses are as follows:-

(i) An increase in exploration expenditure written off from A$nil in fiscal 2005 to A$3,811,385 (US$3,088,326) in fiscal 2006. In fiscal 2006, the
     Company acquired certain diamond mining tenements in Northern Australia for A$1,500,000 (US$1,183,950), paid A$81,010 (US$63,941) in stamp duty,
     A$921,131 (US$727,049) of exploration expenditure incurred by Astro from February 1, 2006 to September 30, 2006 and A$1,309,244 (US$1,033,386) of
     exploration expenditure incurred since acquisition by the Company. All costs incurred in connection with this acquisition have been expensed as part of exploration costs. The Company commenced a drilling program on the tenement interests in the Northern Territory of Australia as soon as settlement of the acquisition of the tenements was completed. The exploration costs included drilling, salaries for contract field staff, travel costs, accommodation, meals and tenement holding costs.

(ii) An increase in interest expense from A$2,482 in fiscal 2005 to A$41,371 (US$32,655) in fiscal 2006. During fiscal 2006, we borrowed A$324,951 (US$254,116) from Wilzed, a company which our President and CEO is a Director and shareholder and in October 2006, the total debt of A$336,081 (US$265,268) was repaid. Wilzed charged us A$3,588 (US$2,832) in interest at a rate between 9.35% to 9.85% during fiscal 2006. AXIS provides management and geological services to us pursuant to a Service Agreement dated December 2004. AXIS charged us A$13,498 (US$10,654) in interest for fiscal 2006. AXIS charged interest at a rate between 9.35% to 10.10% during fiscal 2006 on accounts owing under the Service Agreement. Astro charged us A$21,302 (US$16,814) in interest on amounts owed for exploration expenditure incurred by Astro. During March, 2007, the Company paid the amount outstanding including interest accrued. During fiscal 2005, we borrowed A$7,361 (US$5,565) from Wilzed. Wilzed charged us A$181 (US$131) in interest. Wilzed charged interest at a rate of 9.35% for 2005. AXIS charged us interest of A$2,357 on amounts owing to AXIS under the Service Agreement. AXIS charged interest at a rate of 9.35% for 2005.

(iii) An increase in legal, professional and accounting from A$28,305 for fiscal 2005 to A$89,351 (US$70,524) for fiscal 2006. During fiscal 2006, we incurred legal expenses of A$28,295 (US$22,234) in relation to general legal work including stock transfer matters, stock option plans and regulatory filings; audit fees of A$35,062 (US$27,674) for professional services in relation to financial statements, the quarterly Form 10-QSBs and Form 10-KSB; and A$25,993 (US$20,516) for a stock transfer agent and regulatory filing fees. During fiscal 2005, we incurred legal expense of A$9,105 for general legal work; audit fees of A$13,513 for professional services in relation to financial statements, the quarterly Form 10-QSBs and Form 10-KSB; and A$5,687 for a stock transfer agent and regulatory filing fees. All fees have increased in 2006, as a result of the increase in activity by the Company as a consequence of the acquisition of mining tenements and capital raising.

(iv) An increase in administrative costs from A$46,064 in fiscal 2005 to A$479,093 (US$378,148) in fiscal 2006. During fiscal 2006, the management fee charged by AXIS to us was $76,910 (US$60,705). AXIS charged us A$75,410 (US$59,521) for Director's fees and salaries incurred on behalf of the Company which relates to fees paid to the President and Chief Executive Officer, Chief Financial Officer and Secretary, and other staff of AXIS who provide services to the Company. One independent Director charged directly to the Company the amount of A$35,000 (US$27,625) for the period from the date of his appointment to December 31, 2006, for which there was no comparable amount on fiscal 2005. The Company paid A$8,350 (US$6,591) in insurance premiums, and there was no comparable amount in fiscal 2005 as the insurance policies were only taken out when exploration operations commenced in August 2006. The Company incurred A$66,477 in travel and accommodation costs, A$61,878 in relation to travel by Directors and officers on capital raising trips and A$4,598 for travel of support contractors to the field; A$193,513 for consultants, A$179,464 for investor relations consultants and A$14,049 for lodging annual tax returns, employee share option valuation and exploration tenement maintenance; A$8,350 for postage and freight costs; A$11,351 for motor vehicle costs related to the motor vehicle proposals for the field program, and there were no comparable amounts for 2005. In fiscal 2005, the management fee charged by AXIS to us was A$26,236 (US$20,203) and AXIS charged us A$14,636 (US$12,171) for salaries incurred in relation to AXIS staff that provided administration services to the Company.

(v) Stock based compensation has increased from A$nil for fiscal 2005 to A$115,307 (US$91,012) for fiscal 2006. On September 19, 2006, the Company issued 7,425,000 options pursuant to the 2006 Equity Incentive Plan. Of the total 7,425,000 options issued, 2,475,000 vest on September 19, 2007, 2,475,000 vest on September 19, 2008 and 2,475,000 vest on September 19, 2009. The exercise price of the options is US$1.00 for the President and Chief Executive Officer and for all other participants, US$0.444 for 50% of the options and US$1.00 for the balance of 50% of the options. The options expire on September 19, 2016. The Company has accounted for all options issued in 2006 based upon their fair market value using the Binomial pricing model. There were no employee stock options issued by the Company prior to 2006. An external consultant has calculated the fair value of the options using the Binomial valuation method using a fair value share price of US$0.50, strike price as set out above, maturity period of 5.5 to 6.5 years depending on the vesting date, risk free interest rate of 4.69% and volatility of 60%. This equates to values ranging from US$0.05 to US$0.10 per option depending on the exercise price and vesting date. The total value of the options equates to A$683,628 (US$574,635). The gross fair value is amortised into operations over the vesting period. For fiscal 2006, the amortization amounted to A$115,307 (US$91,012).

         Accordingly, the loss from operations increased from A$76,851 for the year ended December 31, 2005 to A$4,534,577 (US$3,579,142) for the year ended December 31, 2006.

         The net loss amounted to A$4,574,594 (US$3,610,727) for the year ended December 31, 2006, compared to a net loss of A$75,508 for the year ended December 31, 2005.

         The net loss per common equivalent share in 2006 was A$0.06 (US$0.05) compared with a net loss with a common equivalent share price of A$0.00 in the prior year.

         There was no provision for tax in either the prior year or the current year.

Liquidity and Capital Resources

         As of December 31, 2006, the Company has cash of A$839,797
(US$662,852).

         During fiscal 2006, net cash used in operating activities was A$4,125,135 (US$3,255,969), as compared to A$61,134 in 2005, reflecting the commencement of the Company's diamond exploration activities in 2006.

         During fiscal 2006, net cash provided by financing activities was A$4,977,205 (US$3,928,508) which represented the proceeds of a private placement offering of shares of common stock and short term financing facilities, as compared to A$61,134 in 2005.

         We commenced exploration activities on the tenements we acquired in July 2006 and since that time and up to December 31, 2006, have spent A$3,811,385 on exploration activities which includes the amounts paid in connection with our Astro acquisition. We plan to continue our exploration program throughout 2007 and anticipate spending A$2,400,000 on exploration. However, if exploration results are positive, we believe that we will be able to raise additional equity capital in order to progress our exploration program at a faster rate. In addition, we expect that we will need to spend $800,000 on legal, professional, accounting and administration expenses. The Company will need to raise funds in cash to fund its business plan. The Company plans to satisfy its cash requirements by additional equity financing or loans. This will be in the form of private placements of restricted common stock, preferred stock or debentures. The Company may not be able to operate if it does not obtain the additional capital or financing it requires. There can be no assurance that the Company will be successful in raising such capital or financing and thus, be able to satisfy its cash requirements.

         The Company is considered to be an exploration stage company, with no significant revenue, and is dependent upon the raising of capital through placement of its common stock, preferred stock or debentures. In the event the Company is unsuccessful in raising such capital, it may never commence active operations.

Cautionary "Safe Harbour" Statement under the United States Private Securities Litigation Reform Act of 1995.

         Certain information contained in this Form 10-KSB are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("the Act"), which became law in December 1995. In order to obtain the benefits of the "safe harbor" provisions of the Act for any such forward-looking statements, we wish to caution investors and prospective investors about significant factors which, among others, have in some cases affected our actual results and are in the future likely to affect our actual results and cause them to differ materially from those expressed in any such forward-looking statements. This Form 10-KSB contains forward-looking statements relating to future financial results. Actual results may differ as a result of factors over which we have no control, including, without limitation, the risks of exploration and development stage projects, political risks of development in foreign countries, risks associated with environmental and other regulatory matters, mining risks and competitors, the volatility of gold prices and movements in foreign exchange rates.

Impact of Australian Tax Law

         Australian resident corporations are subject to Australian income tax on their non-exempt worldwide assessable income (which includes capital gains), less allowable deductions, at the rate of 30%. Foreign tax credits are allowed where tax has been paid on foreign source income, provided the tax credit does not exceed 30% of the foreign source income.

         Under the U.S./Australia tax treaty, a U.S. resident corporation such as us is subject to Australian income tax on net profits attributable to the carrying on of a business in Australia through a "permanent establishment" in Australia. A "permanent establishment" is a fixed place of business through which the business of an enterprise is carried on. The treaty limits the Australian tax on interest and royalties paid by an Australian business to a U.S. resident to 10% of the gross interest or royalty income unless it relates to a permanent establishment. Although we consider that we do not have a permanent establishment in Australia, it may be deemed to have such an establishment due to the location of its administrative offices in Melbourne. In addition we may receive interest or dividends from time to time.

Impact of Australian Governmental, Economic, Monetary or Fiscal Policies

         Although Australian taxpayers are subject to substantial regulation, we believe that our operations are not materially impacted by such regulations nor is it subject to any broader regulations or governmental policies than most Australian taxpayers.

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

         At December 31, 2006, the Company had no outstanding borrowings under its Loan Facilities.

Item 7.           Financial Statements

                  See F Pages

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Statement Disclosure

None.

Item 8A  Controls and Procedures

(a)      Evaluation of disclosure controls and procedures.

         Our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended) as of the end of the period covered by this report. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management, including the principal executive and financial officers, on a basis that permits timely decisions regarding timely disclosure. Based on that evaluation, such principal executive officer and principal financial officer concluded that, the Company's disclosure control and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

         In preparation for the annual report of management regarding our evaluation of our internal controls that is required to be included in our annual report for the year ended December 31, 2007 by Section 404 of the Sarbanes-Oxley Act of 2002, we will need to assess the adequacy of our internal control, remediate any weaknesses that may be identified, validate that controls are functioning as documented and implement a continuous reporting and improvement process for internal controls. We may discover deficiencies that require us to improve our procedures, processes and systems in order to ensure that our internal controls are adequate and effective and that we are in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. If the deficiencies are not adequately addressed, or if we are unable to complete all of our testing and any remediation in time for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the SEC rules under it, we would be unable to conclude that our internal controls over financial reporting are designed and operating effectively, which could adversely affect our investor confidence in our internal controls over financial reporting.

         Item 8B  Other Information

                  Not applicable.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

The following table sets out certain information concerning the Company's officers and directors.


Name                   Age      Position(s) Held

Joseph Gutnick         55       Chairman of the Board
                                President, Chief Executive Officer and Director.

David Tyrwhitt         68       Director.

Peter Lee              49       Secretary, Chief Financial Officer and Principal
                                Accounting Officer.

Joseph Gutnick
Mr Gutnick has been Chairman of the Board, President and Chief Executive Officer since November 2004 and has been Chairman of the Board, President and Chief Executive Officer of Golden River Resources Corp, a Delaware corporation (GORV.OB) since March 1988. He has been a Director of numerous public listed companies in Australia specialising in the mining sector since 1980 and is currently a Director of Astro Diamond Mines N.L., Great Gold Mines N.L., and Quantum Resources Limited. Mr. Gutnick was previously Executive Chairman of Tahera Corporation, a company that is listed on Toronto Stock Exchange from May 2000 to October 2003 and has previously been a Director of the World Gold Council. He is a Fellow of the Australasian Institute of Mining & Metallurgy and the Australian Institute of Management and a Member of the Australian Institute of Company Directors.

David Tyrwhitt
Dr Tyrwhitt was appointed a Director in March 2005. He is a geologist, holding a Bachelor of Science and PhD degrees and has 40 years experience in mineral exploration and management development and operation of gold mines in Australia. Dr Tyrwhitt has been a Director of numerous public listed companies in Australia in the mining industry and is currently a Director of Astro Diamond Mines N.L., Great Gold Mines N.L., and Quantum Resources Limited and has also been a Director of Golden River Resources Corp, a Delaware corporation (GORV.OB) since 1996.

Peter Lee
Mr Lee has been Chief Financial Officer since March 2005 and Secretary since November 2004. He is a Director, Chief Financial Officer and Secretary of Golden River Resources Corp, a Delaware corporation (GORV.OB). Mr Lee is a Member of the Institute of Chartered Accountants in Australia, a Fellow of Chartered Secretaries Australia Ltd., a Member of the Australian Institute of Company Directors and holds a Bachelor of Business (Accounting) from Royal Melbourne Institute of Technology. He has over 25 years commercial experience and is currently General Manager Corporate and Company Secretary of several listed public companies in Australia.

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

Our Board of Directors consists of two members, of whom one has been, and continues to be, independent under applicable regulations. During fiscal 2006, our Board of Directors met two times. The Board of Directors also uses resolutions in writing to deal with certain matters and during fiscal 2006, one resolution in writing were signed by all Directors.

The Company encourages all Directors to attend the Annual Meeting of stockholders, either in person or by telephone and all of the Directors attended the 2006 Annual Meeting.

Nominating Committee

We do not have a nominating committee. Historically our entire Board has selected nominees for election as directors. The Board believes this process has worked well thus far particularly since it has been the Board's practice to require unanimity of Board members with respect to the selection of director nominees. In determining whether to elect a director or to nominate any person for election by our stockholders, the Board assesses the appropriate size of the Board of Directors, consistent with our bylaws, and whether any vacancies on the Board are expected due to retirement or otherwise. If vacancies are anticipated, or otherwise arise, the Board will consider various potential candidates to fill each vacancy. Candidates may come to the attention of the Board through a variety of sources, including from current members of the Board, stockholders, or other persons. The Board of Directors has not yet had the occasion to, but will, consider properly submitted proposed nominations by stockholders who are not directors, officers, or employees of Legend on the same basis as candidates proposed by any other person.

Audit and Compensation Committees

We do not have an Audit Committee or a Compensation Committee as we only have two Directors, only one of whom (Dr. Tyrwhitt) may be deemed to be independent. However, Dr Tyrwhitt, liaises directly with the auditors on matters normally dealt with by an Audit Committee. It is the opinion of the Board of Directors that Mr. Tyrwhitt is an independent director as defined in Rule 10A-3 of the Securities Exchange Act of 1934. In addition, the Board believes that Mr. Tyrwhitt would meet the director independence requirements of the Nasdaq Stock Market if we were listed on such Market. Our Board does not include a "financial expert" as defined in Item 401(e) of Regulation S-B. The Company only has one independent Director and this Director does not have a finance background.

Executive and Director compensation matters are determined by the entire Board of Directors.

Code of Ethics

We have adopted a Code of Conduct and Ethics and it applies to all Directors, Officers and employees. A copy of the Code of Conduct and Ethics will be posted on our website and we will provide a copy to any person without charge. If you require a copy, you will be able to download it from our website at www.lgdi.net or alternatively, contact us by facsimile or email and we will send you a copy.

Stockholder Communications with the Board

Stockholders who wish to communicate with the Board of Directors should send their communications to the Chairman of the Board at the address listed below. The Chairman of the Board is responsible for forwarding communications to the appropriate Board members.

Mr. Joseph Gutnick
Legend International Holdings, Inc.
PO Box 6315 St Kilda Road
Central Melbourne, Victoria 8008 Australia

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our Directors, executive officers and beneficial owners of more than 10% of the outstanding Common Stock are required to file reports with the Securities and Exchange Commission concerning their ownership of and transactions in our Common Stock and are also required to provide to us copies of such reports. Based solely on such reports and related information furnished to us, we believe that in fiscal 2006 all such filing requirements were complied with in a timely manner by all Directors and executive officers and 10% stockholders, except that Mr. Gutnick and Renika Pty Ltd. filed three Form 4's in connection with the sale of stock and Mr. Gutnick filed one Form 4 with respect to the receipt of options, after the respective due dates of such forms.

Item 10. Executive Compensation.

The following table sets forth the annual salary, bonuses and all other compensation awards and pay outs on account of our Chief Executive Officer for services rendered to us during the fiscal year ended December 31, 2006. No other executive officer received more than US$100,000 per annum during this period.

Summary Compensation Table

------------------------------------------------------------------------------------------------------------------
Name and           Year   Salary  Bonus    Stock    Option   Non-Equity     Change in      All Other       Total
Principal                 (US$)   (US$)    Awards   Awards   Incentive      Pension        Compensation    (US$)
Position                                   (US$)    (US$)    Plan           Value and      (US$)
                                                             Compensation   Nonqualified
                                                             (US$)          Deferred
                                                                            Compensation
                                                                            Earnings
                                                                            (US$)
------------------------------------------------------------------------------------------------------------------
Joseph Gutnick,    2006        -        -        -   21,750              -              -               -   21,750
Chairman of the
Board, President
and CEO
------------------------------------------------------------------------------------------------------------------

2006 Equity Incentive Plan

         The 2006 Plan provides for the granting of options. The maximum number of shares available for awards is 10% of the issued and outstanding shares of common stock on issue at any time. If an option expires or is cancelled without having been fully exercised or vested, the remaining shares will generally be available for grants of other awards.

         The 2006 Plan is administered by the Board comprised solely of directors who are not employees or consultants to Legend or any of its affiliated entities.

         Any employee, director, officer, consultant of or to Legend or an affiliated entity (including a company that becomes an affiliated entity after the adoption of the 2006 Plan) is eligible to participate in the 2006 Plan if the Committee, in its sole discretion, determines that such person has contributed significantly or can be expected to contribute significantly to the success of Legend or an affiliated entity. During any one year period, no participant is eligible to be granted options to purchase more than 5% shares of our issued and outstanding common stock or if they provide investor relations activities, or are a consultant to the Company, 2% of the issued and outstanding shares of common stock in any 12 month period.

         Options granted under the 2006 Plan are to purchase Legend common stock. The term of each option will be fixed by the Board, but no option will be exercisable more than 10 years after the date of grant. The option exercise price is fixed by the Board at the time the option is granted. The exercise price must be paid in cash. Options granted to participants vest and have a term of 10 years.

Outstanding Equity Awards at Fiscal Year-End

---------------------------------------------------------------------------------------------------------------------
Option Awards                                                                                      Stock Awards
---------------------------------------------------------------------------------------------------------------------
Name          Number of    Number of      Equity        Option    Option     Number    Market   Equity     Equity
              Securities   Securities     Incentive     Exercise  Expiration of        Value    Incentive  Incentive
              Underlying   Underlying     Plan          Price     Date       Shares    of       Plan       Plan
              Unexercised  Unexercised    Awards:       ($)                  or        Shares   Awards:    Awards:
              Options      Options (#)    Number of                          Units     or       Number     Market
              (#)          Unexercisable  Securities                         of        Units    of         or
              Exercisable                 Underlying                         Stock     of       Unearned   Payout
                                          Unexercised                        That      Stock    Shares,    Value of
                                          Unearned                           Have      That     Units or   Unearned
                                          Options (#)                        Not       Have     Other      Shares,
                                                                             Vested    Not      Rights     Units or
                                                                             (#)       Vested   That       Other
                                                                                       ($)      Have Not   Rights
                                                                                                Been       That
                                                                                                Vested     Have Not
                                                                                                (#)        Vested
                                                                                                           ($)
---------------------------------------------------------------------------------------------------------------------
Joseph        -            -              2,250,000     US$1.00   9/19/16    -         -
Gutnick,
Chairman  of
the   Board,
President
and CEO
---------------------------------------------------------------------------------------------------------------------

         On September 19, 2006, the Company issued 7,425,000 options pursuant to the 2006 Equity Incentive Plan. Of the total 7,425,000 options issued, 2,475,000 vest on September 19, 2007, 2,475,000 vest on September 19, 2008 and 2,475,000 vest on September 19, 2009. The exercise price of the options is US$1.00 for the President and Chief Executive Officer and for all other participants, US$0.444 for 50% of the options and US$1.00 for the balance of 50% of the options. The options expire on September 19, 2016. The Company has accounted for all options issued in 2006 based upon their fair market value using the Binomial pricing model. There were no employee stock options issued by the Company prior to 2006. An external consultant has calculated the fair value of the options using the Binomial valuation method using a share price of US$0.50, strike price as set out above, maturity period of 5.5 to 6.5 years depending on the vesting date, risk free interest rate of 4.69% and volatility of 60%. This equates to values ranging from US$0.05 to US$0.10 per option depending on the exercise price and vesting date. The total value of the options equates to A$683,628 (US$574,635). The gross fair value is amortised into operations over the vesting period.

         No award is transferable, or assignable by the participant except upon his or her death.

         The Board may amend the 2006 Plan, except that no amendment may adversely affect the rights of a participant without the participant's consent or be made without stockholder approval if such approval is necessary to qualify for or comply with any applicable law, rule or regulation the Board deems necessary or desirable to qualify for or comply with.

         Subject to earlier termination by the Board, the 2006 Plan has an indefinite term except that no ISO may be granted following the tenth anniversary of the date the 2006 Plan is approved by stockholders.

         None of the recipients have received any stock options or other equity based forms of compensation from us for at least the last three years other than J.I. Gutnick who is a Director and shareholder of Renika. Renika received options in 2004.

         Other than the issue of these Options, there are no other current plans or arrangements to grant any options under the 2006 Plan.

Compensation Pursuant to Plans

         The Company does not have any pension or profit sharing plans. The Company does not have any employees and therefore has no superannuation obligations.

Equity Compensation Plan Information

                                                                                Number of securities
                                                                                remaining available future
                            Number of Securities to   Weighted-average          issuance under equity
                            be issued upon exercise   exercise price of         compensation (excluding
                            of outstanding options,   outstanding options,      securities reflected in
                            warrants and rights       warrants and rights       Column One)
                            -------------------       -------------------       --------------------------

Equity compensation plans          7,425,000                   $0.693                   21,561,300
approved by security
holders

Equity compensation plans              0                         0                            0
not approved by security
holders



Director Compensation

--------------------------------------------------------------------------------------------------------
Name          Fees Earned  Stock       Option      Non-Equity    Change in      All Other      Total
              or Paid in   Awards ($)  Awards ($)  Incentive     Pension Value  Compensation   (US$)
              Cash (US$)                           Plan          and            ($)
                                                   Compensation  Nonqualified
                                                   ($)           Deferred
                                                                 Compensation
                                                                 Earnings
--------------------------------------------------------------------------------------------------------
David         15,600                                                                           15,600
Tyrwhitt
--------------------------------------------------------------------------------------------------------

         It is our policy to reimburse Directors for reasonable travel and lodging expenses incurred in attending Board of Directors meetings. Commencing January 2005, non-management Directors are paid Directors fees of A$20,000 (US$15,600) per annum.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The following table sets out, to the best of our knowledge, the numbers of shares in us beneficially owned as at December 31, 2006 by:

(i)      each of our present Executive Officers and Directors,

(ii) each person (including any "group" as that term is defined in Section 13(d)(3) of the Securities Exchange Act) who beneficially owns more than 5% of our Common Stock, and

(iii)    all of our present Directors and officers as a group.

Title of Class        Name                            Number of Shares Owned         Percentage of
                                                                                     Shares (1)
Shares of Common      Joseph     and    Stera      104,676,726  (2)(3)(4)(5)         81.74
Stock                 Gutnick *

Shares of Common      David Tyrwhitt *                       -                       -
Stock

Shares of Common      Peter Lee *                    1,575,000           (6)         1.24
Stock
                                              ------------------------------------------------------

                      All officers and
                      Directors                    106,251,726                       82.98
                      As a Group
                                              ------------------------------------------------------

* unless otherwise indicated, the address for each person is C/- Legend International Holdings, Inc., Level 8, 580 St Kilda Road, Melbourne, Victoria 3004, Australia.

**   less than 1%

Notes relating to Item 11:

(1)  Based on 125,803,001 shares outstanding as of December 31, 2006.

(2) Includes 72,525,476 shares of Common Stock owned by Renika Pty. Ltd., of both of which Mr Joseph Gutnick, Stera M. Gutnick and members of their family are officers, Directors and principal stockholders.

(3) Includes 2,250,000 shares issuable to Mr Joseph Gutnick upon exercise of stock options of which none have vested at December 31, 2006.

(4)  Joseph Gutnick and Stera Gutnick are husband and wife.

(5) Includes 19,901,250 shares of common stock owned by Chabad House of Caulfield Pty Ltd. ("Chabad House"), a private corporation that is the trustee of the Heichal Menachem Community Centre Fund, a charitable organization. Joseph Gutnick and Stera Gutnick are directors of Chabad House but disclaim any beneficial interest in the shares of common stock owned by Chabad House.

(6) Includes 1,575,000 shares issuable to Mr Peter Lee upon exercise of stock options of which none have vested at December 31, 2006.

Item 12. Certain Relationships and Related Transactions

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

         In accordance with the Service Agreement AXIS provides the Company with the services of our Chief Executive Officer, Chief Financial Officer, geologists and clerical employees, as well as office facilities, equipment, administrative and clerical services. We pay AXIS for the actual costs of such facilities plus a maximum service fee of 15%.

         During fiscal 2005, AXIS charged the Company A$28,600 in management fees, A$26,954 for salaries incurred in relation to AXIS staff that provided services to the Company and charged interest of A$2,357 on the outstanding balance. AXIS charged interest at a rate of 9.35% for 2005. The amount owed to AXIS at December 31, 2005 was A$57,911. During fiscal 2006, AXIS charged the company A$170,800 in management fees, A$122,393 for salaries incurred in relation to AXIS staff that provided services to the Company, A$123,151 for exploration services provided to the Company, AXIS charged interest of A$13,498, loaned us A$4,500 and we repaid A$180,000. AXIS charged interest at a rate of between 9.35% and 10.10% for fiscal 2006. The amount owed to AXIS at December 31, 2006 was A$312,253.

         On December 14, 2004, the Company issued 20,250,000 options to Renika Pty Ltd ("Renika") as consideration for services to be rendered by the new President and Chief Executive Officer of the Company. The 20,250,000 options convert to 20,250,000 shares of common stock at an exercise price of $0.022 and a latest exercise date of December 2009. The Company undertook a Black Scholes valuation of the options using a $0.022 exercise price, $0.022 market price, 5 year life, risk free interest rate of 5.155% and a volatility of 16.7% which equated to a value of $123,300. The $0.022 market price was based on the price of the Company's shares of common stock at the time. In the absence of any independent directors on the Company's Board, the Company's sole director, Mr. Gutnick, appointed Dr. David Tyrwhitt to approve the terms of the options on behalf of the Company. In September 2005, Renika exercised the 20,250,000 options using the cashless exercise feature and were issued 17,085,937 shares of common stock.

         Wilzed Pty Ltd, a company associated with President and CEO of the Company, Joseph Gutnick, has paid expenses on behalf of the Company and has provided loan funds to enable the Company to meet its liabilities. During fiscal 2005, Wilzed loaned the Company A$7,361 and charged interest of A$181 on the outstanding balance. At December 31, 2005, the Company owed Wilzed A$7,542. During the 2006 fiscal year, Wilzed loaned A$324,951 and charged A$3,588 in interest, and we repaid $336,081. The amount owing at December 31, 2006 is A$nil. Wilzed charged interest at a rate of 9.35% for fiscal 2005 and between 9.35% and 9.85% for fiscal 2006.

         Mr Joseph Gutnick, the President of the Company advanced the Company the initial deposit on opening a US Dollar bank account. In March, 2007, the balance of A$831, owing of the initial advance of A$1,303 (US$1,000) less expenses incurred of A$472, was repaid.

         Effective as of March 3, 2006, Legend entered into a Contract for the Sale of Mining Tenements ("Contract") with Astro Diamond Mines N.L. ("Astro") an Australian company pursuant to which the Company acquired certain diamond mining tenements in Northern Australia from Astro. The consideration payable by Legend to Astro was A$1.5 million and Legend was also required to pay to Astro any costs incurred on the tenements after February 1, 2006. Astro provided commercial warranties which are usual for a transaction of this nature in favour of Legend. Under Australian law, Astro was required to provide an independent experts report to shareholders for this transaction. In order to prepare the independent experts report, a mineral valuation was prepared on behalf of Astro which indicated that the preferred value for the tenements that are the subject of the transaction was A$1.5 million. This formed the basis of the consideration agreed by the parties. The President and Chief Executive Officer of the Company, Mr. J. I. Gutnick, is Chairman and Managing Director of Astro and Dr DS Tyrwhitt, an independent Director of the Company is also a Director of Astro. The tenements are located in the Northern Territory of Australia and are prospective for diamonds. Astro incurred costs on the mining tenements from February 1, 2006 which at settlement Legend was required to pay. However, Astro had not quantified the amount at the date of settlement. At December 31, 2006, the Company owed Astro A$942,433 including interest of A$21,302. During fiscal 2007, the amount was repaid in full including interest charge for fiscal 2007 of A$16,774. Astro charged interest at a rate between 9.85% and 10.10%.

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

                                     PART IV

Item 13. Exhibits


(a)      Exhibits

         The Exhibits to this Annual Report on Form 10-KSB are listed in the
         Exhibit Index at page 35 of this Annual Report.


Item 14. Principal Accounting Fees and Services

The following table shows the audit fees incurred for fiscal 2006 and 2005.

                                           2006                   2005
                                           ----                   ----
                                             A$                     A$
                                           ----                   ----

Audit fees                               35,062                 13,513
Audit related fees                            -                      -
Tax fees                                  4,280                      -
                                   ------------           ------------
                                   ------------           ------------

Total                                    39,342                 13,513
                                   ============           ============

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


                                     LEGEND INTERNATIONAL HOLDINGS, INC.

                                     (Registrant)

                                           /s/ Peter J Lee
                                     By:   .....................................
                                           Peter J Lee
                                           Chief Financial Officer and Secretary


Dated: March 29, 2007

                           FORM 10-KSB Signature Page


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


Signature                           Title                               Date



     /s/Joseph Gutnick
1.   .........................  Chairman of the Board,
     Joseph Gutnick             President and Chief Executive
                                Officer (Principal Executive
                                Officer) and Director             March 29, 2007


     /s/David Tyrwhitt
2.   .........................  Director                          March 29, 2007
     David Tyrwhitt


     /s/Peter Lee
3.   .......................... Chief Financial Officer and
     Peter Lee                  Secretary (Principal Financial
                                and Accounting Officer)           March 29, 2007

EXHIBIT INDEX

Incorporated by
Reference to:


Exhibit No.         Exhibit

1.1                 Subscription Agreement (1)

3.1                 Certificate of Incorporation (1)

3.2                 Amended Certificate of Incorporation (2)

3.3                 Bylaws (1)

3.4                 Specimen Stock Certificate (1)

3.5                 Amendment to Certificate of Incorporation (5)

10.1                2006 Incentive Option Plan (3)

10.3                Contract for the Sale of Mining Tenements (4)

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

(3) Incorporated herein by reference to the Appendix to the Company's Proxy Statement filed on October 19,, 2006.

(4) Incorporated by reference to the Company's current report on Form 8-K filed on March 10, 2006.

(5)  Filed herewith

         Financial Statements for the years ended December 31, 2005 and 2006.

         Legend International Holdings, Inc.
         Audited Financial Statements for the Company for the years ended December 31, 2006 and 2005.

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                         (An Exploration Stage Company)


                              Financial Statements

                           December 31, 2006 and 2005

         (with Report of Independent Registered Public Accounting Firm)

CONTENTS


                                                                       Page


Report of Independent Registered Public Accounting Firm                 F-1
Balance Sheet                                                           F-2
Statements of Operations                                                F-3
Statements of Stockholders' Equity (Deficit)                            F-4
Statements of Cash Flows                                                F-5
Notes to Consolidated Financial Statements                       F-6 - F-17

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Legend International Holdings, Inc

We have audited the accompanying balance sheet of Legend International Holdings, Inc (An Exploration Stage Company) as of December 31, 2006, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2006 and 2005 and the cumulative amounts from inception, January 5, 2001 through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The related statements of operations, stockholders' equity (deficit), and cash flows from inception of the development stage on January 5, 2001 through December 31, 2003, were audited by other auditors whose reports dated March 20, 2004 and April 7, 2003 expressed an unqualified opinion, with an explanatory paragraph discussing the company's ability to continue as a going concern. Our opinion on the statements of operations, stockholders' equity (deficit) and cash flows from inception of the development stage through December 31, 2006, insofar as it relates to amounts for prior periods through December 31, 2003, is solely based on the reports of other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Legend International Holdings, Inc. at December 31, 2006, and the results of its operations and its cash flows for the periods indicated above in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 3, during 2006, the Company changed its functional and reporting currency from the US dollar to the Australian dollar.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in note 1, at December 31, 2006 the Company had not yet commenced revenue producing operations and had a working capital deficit of A$845,234 and a retained deficit of A$5,355,734. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans in regard to these matters are also discussed in note 1.







New York, NY                                       PKF
March 29, 2007                                     Certified Public Accountants
                                                   A Professional Corporation


                       LEGEND INTERNATIONAL HOLDINGS, INC.
                         (An Exploration Stage Company)
                                  Balance Sheet
                                December 31, 2006

ASSETS
                                                                                                  Convenience
                                                                                                  -----------
                                                                                                  Translation
                                                                                                  -----------
                                                                                                          US$
                                                                                                          ---
                                                                                          A$             2006
                                                                                          --             ----
Current Assets:
Cash                                                                                 839,797          662,852
Receivables                                                                          169,271          133,606
Prepayments                                                                           14,559           11,490
                                                                           ------------------ ----------------
Total Current Assets                                                               1,023,627          807,948
                                                                           ------------------ ----------------

Non-Current Assets:
Property and Equipment, net                                                           35,834           28,284
Deposits (note 9)                                                                     90,000           71,037
                                                                           ------------------ ----------------
Total Non-Current Assets                                                             125,834           99,321
                                                                           ------------------ ----------------

Total Assets                                                                       1,149,461          907,269
                                                                           ================== ================

LIABILITIES

Current Liabilities:
Accounts payable and accrued expenses                                                601,654          474,886
Lease liability                                                                       11,690            9,227
Short-Term Advance - Affiliate                                                     1,255,517          990,979
                                                                           ------------------ ----------------
Total Current Liabilities                                                          1,868,861        1,475,092
                                                                           ------------------ ----------------

Non Current Liabilities:
Lease liability                                                                       11,768            9,288
                                                                           ------------------ ----------------
Total Non Current Liabilities                                                         11,768            9,288
                                                                           ------------------ ----------------

Total Liabilities                                                                  1,880,629        1,484,380
                                                                           ------------------ ----------------

Commitments and Contingencies (Notes 7 and 9)
Stockholders' Equity
Common stock: US$.001 par value
200,000,000 shares authorised
125,803,001 shares issued                                                            162,505          128,265
Additional Paid-in-Capital                                                         4,423,571        3,491,525
Other Comprehensive Gain                                                              38,490           30,380
Retained Deficit during development period                                          (839,463)        (662,588)
Retained Deficit during exploration period                                        (4,516,271)      (3,564,693)
                                                                           ------------------ ----------------

Total Stockholders' Equity (Deficit)                                                (731,168)        (577,111)
                                                                           ------------------ ----------------

Total Liabilities and Stockholders' Equity (Deficit)                               1,149,461          907,269
                                                                           ================== ================

The accompanying notes are integral part of the financial statements.


                       LEGEND INTERNATIONAL HOLDINGS, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                                                                                             January 5,
                                                                                                                   2001
                                                                                                             (Inception)
                                                                         For the years Ended    Convenience  to December
                                                                              December 31       Translation          31,
                                                                           2005        2006            2006         2006
                                                                            A$          A$              US$           A$
Revenues:

Sales                                                                            -           -           -        6,353
less cost of sales                                                               -           -           -       (1,362)
                                                                        ----------- ----------- ----------- ------------

Gross profit                                                                     -           -           -        4,991

Other income
Interest income - related entity                                                 -           -           -            -
Interest income - other                                                          -       1,930       1,523        3,875
                                                                        ----------- ----------- ----------- ------------
                                                                                 -       1,930       1,523        8,866
                                                                        ----------- ----------- ----------- ------------

Costs and expenses:
Legal, professional and accounting                                          28,305      89,351      70,524      135,397
Exploration expenditure                                                          -   3,811,385   3,088,326    3,811,385
Stock based compensation                                                         -     115,307      91,012      771,157
Interest expense                                                             2,482      41,371      32,655       49,935
Administration expenses                                                     46,064     479,093     378,148      556,709
                                                                        ----------- ----------- ----------- ------------
Total expenses                                                             (76,851) (4,536,507) (3,580,665)  (5,324,583)
                                                                        ----------- ----------- ----------- ------------

(Loss) from operations                                                     (76,851) (4,534,577) (3,579,142)  (5,315,717)
Foreign currency exchange gain/(loss)                                        1,343     (40,017)    (31,585)     (40,017)
                                                                        ----------- ----------- ----------- ------------
(Loss) before income taxes                                                 (75,508) (4,574,594) (3,610,727)  (5,355,734)

Provision for income taxes                                                       -           -           -            -
                                                                        ----------- ----------- ----------- ------------

Net (loss)                                                                 (75,508) (4,574,594) (3,610,727)  (5,355,734)
                                                                        =========== =========== =========== ============

Basic and diluted loss per common shares                                     (0.00)      (0.06)      (0.05)       (0.20)
                                                                        ----------- ----------- ----------- ------------

Weighted average number of common
shares used in per share calculations                                   28,668,876  75,229,664  75,229,664   27,298,540
                                                                        =========== =========== =========== ============



The accompanying notes are integral part of the financial statements.

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
                     for the period ended December 31, 2006


                                     Common Stock
                                                                   Retained     Retained
                                                                   (Deficit)    (Deficit)
                                                       Additional  During the   During the      Other      Stockholders'
                                                Par     Paid-In    Exploration  Development  Comprehensive    Equity
                                                Value    Capital     Period       Period         Gain        (Deficit)
                                    Shares       A$        A$          A$           A$            A$            A$
                                 ---------------------------------------------------------------------------------------
Balance, January 5, 2001                   -        -          -            -            -              -             -

Shares issued to founder for
 organisation cost and services
 at US$0.05 per shares             4,297,500    5,550    118,896            -            -              -       124,446
Shares Issued for services
 rendered at US$0.05 per share       146,250      189      4,046            -            -              -         4,235
Shares Issued for Cash               616,500      796     17,056            -            -              -        17,852

Net Loss                                   -        -          -            -     (131,420)             -      (131,420)
                                 ---------------------------------------------------------------------------------------
Balance, December 31, 2001         5,060,250    6,535    139,998            -     (131,420)             -        15,113

Shares Issued for Cash               225,000      291      6,225            -            -              -         6,516
Shares Issued for Officer's
 Compensation                     11,250,000   14,529    148,359            -            -              -       162,888

Net Loss                                   -        -          -            -     (182,635)             -      (182,635)
                                 ---------------------------------------------------------------------------------------
Balance, December 31, 2002        16,535,250   21,355    294,582            -     (314,055)             -         1,882

Shares Issued for services
 rendered at US$0.022 per share    5,026,500    6,491    139,065            -            -              -       145,556

Net Loss                                   -        -          -            -     (156,966)             -      (156,966)
                                 ---------------------------------------------------------------------------------------
Balance, December 31, 2003        21,561,750   27,846    433,647            -     (471,022)             -        (9,528)

Shares Issued for services
 rendered at US$0.022 per share    2,004,750    2,589     55,464            -            -              -        58,053
Options Issued for services                -        -    160,672            -            -              -       160,672
Loan forgiveness-former major
 shareholder                               -        -     12,144            -            -              -        12,144

Net Loss                                   -        -          -            -     (234,610)             -      (234,610)
                                 ---------------------------------------------------------------------------------------
Balance, December 31, 2004        23,566,500   30,435    661,927            -     (705,632)             -       (13,269)
Shares issued on cashless
 exercise of options              17,085,938   22,066    (22,066)           -            -              -             -
Net Loss                                   -        -          -            -      (75,508)             -       (75,508)
                                 ---------------------------------------------------------------------------------------
Balance, December 31, 2005        40,652,438   52,501    639,861            -     (781,140)             -       (88,778)
Share issued on cashless exercise
 of options                       72,281,329   93,336    (93,336)           -            -              -             -
Shares and options issued under
 settlement agreement                112,500      144     35,272            -            -              -        35,416
Shares issued for cash            12,756,734   16,254  3,854,843            -            -              -     3,871,367
Cost of share issues                       -        -   (128,376)           -            -              -      (128,376)
Amortisation of Options under
 stock option plan                         -        -    115,307            -            -              -       115,307
Net unrealized gain on foreign
 exchange translation                      -        -          -            -            -         38,490        38,490
Net Loss                                   -        -          -   (4,516,271)     (58,323)             -    (4,574,594)
                                 ---------------------------------------------------------------------------------------
Balance, December 31, 2006       125,803,001  162,505  4,423,571   (4,516,271)    (839,463)        38,490      (731,168)
                                 =======================================================================================



The accompanying notes are integral part of the financial statements.

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows


                                                                                      For the                January 5,
                                                                                        years                      2001
                                                                                        Ended                (Inception)
                                                                                     December  Convenience   to December
                                                                                            31  Translation          31,
                                                                              2005        2006         2006         2006
                                                                                A$          A$          US$           A$
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                                  (75,508) (4,574,594)  (3,610,727)  (5,355,734)
                                                                          ----------------------------------------------

Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Foreign exchange                                                           (1,344)     40,017       31,585       38,674
Shares and Options issued for Stock Based Compensation                          -     115,307       91,012      771,158
Depreciation                                                                    -       1,021          806        1,021
Accrued interest added to principal                                         2,482      34,800       27,468       37,282
Net Change in:
Receivables                                                                     -    (169,271)    (133,606)    (169,271)
Prepayments and deposits                                                        -    (104,559)     (82,529)    (104,559)
Accounts Payable and Accrued Expenses                                      13,236     532,144      420,022      564,812
                                                                          ----------------------------------------------
Net Cash (Used) In Operating Activities                                   (61,134) (4,125,135)  (3,255,969)  (4,216,617)
                                                                          ----------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Property and Equipment                                              -     (12,273)      (9,687)     (12,273)
                                                                          ----------------------------------------------
Net Cash (Used) In Investing Activities                                         -     (12,273)      (9,687)     (12,273)
                                                                          ----------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Accounts Payable - Affiliates                                                   -   1,245,345      982,951    1,245,345
Repayment of Convertible Debenture                                              -           -            -     (130,310)
Repayment of Shareholder Advance                                                -           -            -         (641)
Proceeds from Convertible Debenture                                             -           -            -      130,310
Shareholder Advance                                                             -           -            -        6,621
Proceeds from Issuance of Stock                                                 -   3,871,367    3,055,670    3,895,735
Cost of share issues                                                            -    (128,376)    (101,327)    (128,376)
                                                                          ----------------------------------------------
Net Borrowing/Repayments from Affiliates                                   61,134     (11,131)      (8,786)      50,003
                                                                          ----------------------------------------------
Net Cash Provided for financing activities                                 61,134   4,977,205    3,928,508    5,068,687
                                                                          ----------------------------------------------

Net Increase in Cash                                                            -     839,797      662,852      839,797

Cash at Beginning of Period                                                     -           -            -            -
                                                                          ----------------------------------------------

Cash at End of Period                                                           -     839,797      662,852      839,797
                                                                          ----------------------------------------------

Supplemental Disclosures:
Cash paid for interest                                                          -           -            -            -
Cash paid for income taxes                                                      -           -            -            -
Stock and options issued for services                                           -     150,723      118,966      806,574
Accrued interest and stockholder advances charged to paid in capital            -           -            -       12,144


The accompanying notes are integral part of the financial statements.

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements

1. ORGANISATION AND BUSINESS

         Legend International Holdings, Inc., formerly Sundew International, Inc. ("the Company"), was incorporated under the laws of the State of Delaware on January 5, 2001.

         The Company has never generated any significant revenues from operations and is still considered an exploration stage company. The Company was initially formed to engage in the business of selling compatible inkjet cartridges and refill kits on the Internet for the consumer printer market. In March 2003, management of the Company decided to engage in the business of building and acquiring controlling or other interests in one or more companies engaged in the contract sales and distribution of specialty medical products, and raise additional capital for this purpose. Neither business was successful and operations of both were eventually discontinued. During fiscal 2004, management of the Company developed a plan of operations to acquire income-producing real property. The Company did not acquire any properties pursuant to such plan.

         Following a change of management in November 2004, the Company developed a new plan of operations for fiscal 2006, which is to engage in mineral exploration and development activities. The Company's current business plan calls for the identification of mineral properties, in South America and other parts of the world, where it can obtain secure title to exploration, development and mining interests. The Company's preference is to identify large gold deposits with low operating costs. The Company is prepared to consider the exploration, development and mining of profitable base metal interests. At the beginning of 2006, the Company expanded its areas of interest to include diamond exploration activities and in July 2006, the Company completed the acquisition of certain diamond mining tenements in Northern Australia (see note 6).

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued a revision to SFAS No. 123 "Accounting for Stock Based Compensation" ("FASB 123R"). This statement established standard for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The Company's policy has been to account for options using the fair value method under FASB
123. Accordingly, the adoption of FASB 123R did not have a material impact on the consistent financial reporting of the Company.

         In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally aceepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements

2. RECENT ACCOUNTING PRONOUNCEMENTS (Cont'd)

value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No 157 will have on the results of operations, financial position, or cash flows.

         In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." Which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. The Interpretation prescribes a comprehensive model for the fionancial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 presents a two-step process for evaluating a tax position. The first step is to determine whether rit is more-likely-than-not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step is to measure the benefit to be recorded from tax positions that meet the more-likely-than-not recognition threshold, by determining the largest amount of tax benefit that ios greater than 50 percent likely of being realized upon ultimate settlement, and recognizing that amount in the financial statements. Fin 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of evaluating the effect, if any, the adoption of FIN 48 will have on its results of operations, financial position, or cash flows.

         In September 2006, the Securities and Exchange Commisssion issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB No 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach then evaluate whether either approach results in a misstatement amount that, when all relevant quanitative and qualitative factors are considered, is material. SAB No 108 is effective for the fiscal year ending after November 15, 2006, and is not expected to materially impact our financial position or results of operations.

3. ACCOUNTING POLICIES

Exploration Expenditure

         Exploration expenditure consisting of acquisition cost and related expenditure, prospecting and exploration costs are written off into operations as incurred.

Functional and Reporting Currency

         Prior to July 31, 2006, the Company's functional currency was the US dollar. However, as a result of the purchase of diamond mining tenements in Northern Australia in July 2006, the Company's 2006 revenue and expenses will be primarily denominated in Australian dollars (A$). Statement of Financial Accounting Standards ("SFAS") No. 52, Foreign Currency Translation, states that the functional currency of an entity is the currency of the primary economic environment in which the entity operates. Accordingly the Company determined that from August 1, 2006 the functional currency of the Company is the Australian dollar. Assets, liabilities and equity were translated at the rate of exchange at July 31, 2006. Revenue and expenses were translated at actual rates. Translation gains and losses were included as part of accumulated other comprehensive gain.

         Restatement of comparative numbers was made for the change in functional and reporting currency. The change was adopted prospectively beginning July 31, 2006 in accordance with SFAS No. 52.

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements

3.       ACCOUNTING POLICIES (Cont'd)

Stock Options

         For the issuances of stock options, the Company follows the fair value provisions of Financial Accounting Standards No. 123(R) "Share Based Payments". SFAS 123(R) requires the company to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognised over the period during which an employee is required to provide service in exchange for the award - usually the vesting period. In the case where there is no required service period, the fair value of the equity instruments is expensed immediately.

Loss per Common Share

         Basic loss per share is computed on the basis of the weighted average number of common shares outstanding during each year. Diluted loss per share is not presented as the effect of common stock equivalents would be anti dilutive.

Comprehensive Income

         Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The translation gains and losses from the change to functional currency of the Company from August 1, 2006 are included as part of the accumulated other comprehensive loss. Comprehensive loss for the years ended December 31, 2006 and 2005 amounted to A$4,536,104 and A$75,508 respectively.

Property and Equipment

         Property and equipment is stated at cost. Depreciation is computed over a period covering the estimated useful life of the applicable property and equipment. Accumulated depreciation and depreciation expense as of and for the year ended December 31, 2006 amounted to A$1,021 (US$859). The Company had no fixed assets at December 31, 2005.

Cash Equivalents

         Legend considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. For the periods presented, there were no cash equivalents.

Federal Income Tax

         The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. For the period presented, there was no taxable income. There are no deferred income taxes resulting from temporary differences in reporting certain income and expense items for income tax and financial accounting purposes. Legend, at this time, is not aware of any net operating losses which are expected to be realised.

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements

3.       ACCOUNTING POLICIES (Cont'd)

Foreign Currency Translation

         The Company's functional and reporting currency is the Australian dollar. Expenses incurred in a currency other than the reporting currency, Australian dollars are translated at the date invoiced. Assets and liabilities are re-valued at the period end exchange rate where appropriate. Foreign currency exchange gain in 2006 amounted to A$40,017 (US$31,585). The Company is actively capital raising, and costs incurred are in US dollars and are translated to A$ at invoice date.

Goods and Services Tax ("GST")

         Revenues, expenses and assets generated in Australia are subject to Australian GST which requires the supplier to add a 10% GST to predominately all expenses and the cost of assets and for the Company to include a 10% GST to the selling price of a product. Revenues, expenses and assets are recognized net of the amount of GST except where the GST incurred on a purchase of goods and services is not recoverable from the taxation authority, in which case the GST is recognized as part of the cost of acquisition of the assets or as part of the expense item as applicable, and receivables and payables are stated with the amount of GST included. The net amount of GST recoverable from, or payable to, the taxation authority is included as part of receivables or payables in the balance sheet. Cash flows are included in the cash flow statement on a gross basis and the GST component of cash flows arising from investing and financing activities which is recoverable from, or payable to, the taxation authority are classified as operating cash flows. Commitments and contingencies are disclosed net of the amount of GST recoverable from, or payable to, the taxation authority

Financial Instruments

         The Company's cash, receivables, payables, short and long term borrowings represent financial instruments whose carrying amounts reasonably approximate their fair value.

Concentrations of credit risk

         The Company monitors its position with, and the credit quality of, the financial institution it invests with. As of the balance sheet date, and periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits.

Convenience Translation to US$

         The consolidated financial statements as of and for the year ended December 31, 2006 have been translated into United States dollars using the rate of exchange of the United States dollar at December 31, 2006 (A$1.00=US$0.7893). The translation was made solely for the convenience of readers in the United States.

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

Comparative Figures

         Where necessary, comparative figures have been restated to be consistent with current year presentation.

         Prior to July 31, 2006, the Company's functional currency was the US dollar. However, as a result of the purchase of diamond mining tenements in Northern Australia in July 2006, the

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements

3.       ACCOUNTING POLICIES (Cont'd)

Company's 2006 revenue and expenses are primarily denominated in Australian dollars (A$). Statement of Financial Accounting Standards ("SFAS") No. 52, Foreign Currency Translation, states that the functional currency of an entity is the currency of the primary economic environment in which the entity operates. Accordingly the Company determined that from August 1, 2006 the functional currency of the Company is the Australian dollar. Assets, liabilities and equity were translated at the rate of exchange at July 31, 2006. Revenue and expenses were translated at actual rates. Translation gains and losses were included as part of accumulated other comprehensive gain.

         Restatement of comparative numbers was made for the change in functional and reporting currency. The change was adopted prospectively beginning July 31, 2006 in accordance with SFAS No. 52.

4. STOCKHOLDERS EQUITY

Common Stock

         In January 2001, 4,297,500 common shares were issued to the Company's founder for organization cost valued at A$124,446 (US$95,500), and 146,250 common shares were issued to a related party in exchange for consulting fee valued at A$4,235 (US$3,250).

         In March 2002, 11,250,000 common shares were issued to the Company's founder in exchange for present and future services valued at A$162,888 (US$125,000).

         In April 2002, the Company closed its offering under its registration statement filed with the United States Securities and Exchange Commission to sell up to 4,500,000 shares of its common stock at US$0.022 per share, which became effective on April 11, 2001. The Company sold 841,500 shares (616,500 shares in 2001 and a further 225,000 shares in 2002) of its common stock under the offering.

         In 2003, a total of 5,026,500 common shares were issued to the Company's sole officer and director for services valued at A$145,556 (US$111,700) or A$0.029 (US$0.022) per share.

         In 2004, a total of 2,004,750 common shares were issued to the Company's former sole officer and director for services valued at A$58,053 (US$44,550) or A$0.029 (US$0.022) per share.

         In December 2004, the Company issued to Renika Pty Limited ("Renika"), a company associated with Mr J I Gutnick, 20,250,000 options to be converted into 20,250,000 shares of common stock, at an exercise price of US$0.022 and a latest exercise date of December 2009 for services to be rendered to the Company. The Company undertook a Black Scholes valuation of these options using a A$0.029 (US$0.022) exercise price, US$0.022 market price, 5 year life, risk free interest rate of 5.155% and a volatility of 16.7%. The 20,250,000 options were valued at A$160,672 (US$123,300) or A$0.008 (US$0.006) each. The stock options were issued for services rendered, to be rendered and for agreeing to provide financial assistance to the Company (not the actual provision of financial assistance). The issue of the stock options was not contingent upon any further services or events. The stock options are not forfeitable if the services or financial assistance are not provided. Accordingly, the value of the stock options were expensed during 2004.

         In September 2005, Renika exercised the 20,250,000 options using the cashless exercise feature and were issued 17,085,937 shares of common stock.

         Effective as of December 12, 2005, the Board of Directors of Company approved the distribution to all stockholders for no consideration of an aggregate of 36,135,500 non-transferable options, each of which is exercisable to purchase one share of common stock of the Company at an exercise price of US$0.25 cents per share with a latest exercise date of December 31, 2012. The options were issued on a pro-rata basis to all stockholders of record on December 31, 2005 on

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements

4.       STOCKHOLDERS EQUITY (Cont'd)

the basis of two (2) options for every one (1) share of common stock owned by a stockholder on the record date. The options may not be exercised until the shares underlying the options are registered under federal and state securities laws.

         At December 31, 2005 the Company had outstanding 36,135,500 options and as at December 31, 2006, the Company had outstanding 1,388,280 options, each of which is exercisable to purchase one share of common stock at US$0.25 per share. The options cannot be exercised, other than using the cashless exercise feature, until the Company registers the shares of common stock to be issued upon exercise of the options in accordance with the Securities Act of 1933, as amended and any applicable state securities laws. The only exception is in the case of a cashless exercise.

         Effective July 21, 2006, Legend issued 71,730,079 shares of common stock to Renika Pty Ltd ("Renika"), a company associated with Mr. J I Gutnick, President of Legend, following the cashless exercise of 34,778,220 options. The shares of common stock issued are restricted shares.

         Effective September 19, 2006, Legend issued 5,349,728 shares of common stock at a placement price of US$0.22 per share raising A$1,530,291 (US$1,188,828). The securities were issued pursuant to a private placement and are issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended ("The Act") under Section 4(2) of the Act.

         Effective October 6, 2006, Legend issued a further 2,250,000 shares of common stock at a placement price of US$0.22 per share raising A$670,413 (US$500,000). The securities were issued pursuant to a private placement and are issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended ("The Act") under Section 4(2) of the Act.

         Effective November 17, 2006, Legend issued a further 4,104,000 shares of common stock at a placement price of US$0.22 raising A$1,184,005 (US$912,000). The securities were issued pursuant to a private placement and are issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended ("the Act") under Section 4 (2) of the Act.

         Effective November 30, 2006, Legend issued a further 112,500 shares of common stock and 50,000 options with an exercise price of A$0.25 per option and a latest exercise date of December 12, 2012 for no consideration to settle outstanding matters with an external party.

         Effective December 31, 2006, Legend issued a further 1,053,000 shares of common stock at a placement price of US$0.33 raising A$445,705 (US$351,000). The securities were issued pursuant to a private placement and are issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended ("the Act") under Section 4 (2) of the Act.

         In December 2006, 19,000 options issued with no exercise price were exercised and the Company issued 24,750 shares of common stock.

         In December 2006, 351,000 options were exercised using the cashless exercise feature and the Company issued 526,500 shares of common stock.

Share Bonus Issue

         Effective November 17, 2006, Legend issued one (1) new bonus share of common stock for every two (2) shares of common stock outstanding on the record at that date. The issue of the new bonus shares of common stock were on a pro-rate basis to all shareholders. As a result, the Company issued 27,599,722 shares of its common stock.

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements

4.       STOCKHOLDERS EQUITY (Cont'd)

         Effective December 31, 2006, Legend issued one (1) new bonus share of common stock for every two (2) shares of common stock outstanding on the record at that date. The issue of the new bonus shares of common stock were on a pro-rata basis to all shareholders. As a result, the Company issued 41,934,337 shares of its common stock.

         The Company has accounted for these two bonus issues as a stock split and accordingly, all share and per share data has been retroactively restated.

Issue of Options under Equity Incentive Plan

         Effective September 19, 2006, the Company issued 7,425,000 options over shares of common stock to Directors, Executives and Consultants under the 2006 Equity Incentive Plan that has been adopted by the Directors of the Company. The options will vest as follows: 1/3 after 12 months, 1/3 after 24 months and the balance of 1/3 after 36 months. The exercise price of the options is US$1.00 for the President and Chief Executive Officer; and for all other participants, US$0.444 for 50% of the options and US$1.00 for the balance of 50% of the options. The latest exercise date for the options is September 19, 2016.

         The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.

         An external consultant has calculated the fair value of the 7,425,000 options using the Binomial valuation method using the following inputs

----------------- --------------- -------------- --------------- --------------- --------------- --------------
Grant date         Sept 19, 2006  Sept 19, 2006   Sept 19, 2006   Sept 19, 2006   Sept 19, 2006  Sept 19, 2006
----------------- --------------- -------------- --------------- --------------- --------------- --------------
Grant date share     US$0.222        US$0.222       US$0.222        US$0.222        US$0.222        US$0.222
price
----------------- --------------- -------------- --------------- --------------- --------------- --------------
Vesting date       Sept 19, 2007  Sept 19, 2007   Sept 19, 2008   Sept 19, 2008   Sept 19, 2009  Sept 19, 2009
----------------- --------------- -------------- --------------- --------------- --------------- --------------
Expected life in       5.50            5.50           6.00            6.00            6.50            6.50
years
----------------- --------------- -------------- --------------- --------------- --------------- --------------
Risk-free rate         4.69%          4.69%           4.69%           4.69%           4.69%          4.69%
----------------- --------------- -------------- --------------- --------------- --------------- --------------
Volatility              60%            60%             60%             60%             60%            60%
----------------- --------------- -------------- --------------- --------------- --------------- --------------
Exercise price       US$0.444        US$1.00        US$0.444         US$1.00        US$0.444        US$1.00
----------------- --------------- -------------- --------------- --------------- --------------- --------------
Call option value     US$0.09        US$0.05         US$0.10         US$0.06         US$0.10        US$0.06
----------------- --------------- -------------- --------------- --------------- --------------- --------------

         The total value of the options equates to A$683,628 (US$574,635) and is being amortised over the vesting periods.

         For the year ended December 31, 2006, the amortization amounted to A$115,307 (US$91,012).

         The Company adopted revised SFAS No.123, Share-Based payment, which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of that company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments.

                                                      Options    Option Price Per   Weighted Average
                                                                            Share     Exercise Price
                                                                              US$                US$
                                                                              ---                ---
Outstanding at January 1, 2006                              -                   -                  -
Granted                                             7,425,000          0.444-1.00               0.69
Forfeited                                                   -                   -                  -
                                            ------------------ ------------------- ------------------
Outstanding at December 31, 2006                    7,425,000          0.444-1.00               0.69
                                            ------------------ ------------------- ------------------

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements

4.       STOCKHOLDERS EQUITY (Cont'd)

         The range of exercise price is US$0.444 to US$1.00 per option. The weighted average per option fair value of options granted during 2006 was US$0.07 and the weighted average remaining contractual life of those options is 9 1/2 years. No options are currently exercisable.

5. SHORT-TERM ADVANCE - AFFILIATE

                                                                                             2006
                                                                                             ----
                                                                                               A$
                                                                                               --
Amount owing to Astro Diamond Mines N.L. Interest accrued at 9.85% to 10.10%
from October 1, 2006 being the "reference rate" of the ANZ Banking Group Ltd              942,433

Amount owing to AXIS Consultants, a corporation affiliated with the
President of the Company.  Interest accrued at the rate of 9.35% to 10.10%
per annum being the "Reference Rate" of the ANZ Banking Group Ltd.                        312,253

Amount owing to Joseph Gutnick, President of Legend International Holdings,
Inc. No interest accrued.                                                                     831
                                                                               --------------------
                                                                                        1,255,517
                                                                               ====================

         The amount owing to Astro represents the amount for costs incurred on the mining tenements since February 1, 2006. At settlement, Legend was also required to pay any costs incurred on the tenements after February 1, 2006. However, Astro had not quantified the amount at the date of settlement.

         At December 31, 2006, the Company owed Astro A$942,433 (US$743,862) including interest of A$21,302 (US$16,813). During fiscal 2007, this amount was repaid in full including interest charge for fiscal 2007 of A$16,774 (US$13,240).

6. AFFILIATE TRANSACTIONS

         In December 2004, the Company issued to Renika, a company associated with Mr J I Gutnick, 20,250,000 options to be converted into 20,250,000 shares of common stock, at an exercise price of 5 cents and a latest exercise date of December 2009 for services to be rendered to the Company. The Company undertook a Black and Scholes valuation of these options using a 2.22 cent exercise price,
2.22 cent market price, 5 year life, risk free interest rate of 5.155% and a volatility of 16.7%. The Company valued the 20,250,000 options at A$160,672 (US$123,300) or A$0.0178 (US$0.0137) each. In September 2005, Renika exercised the 20,250,000 options using the cashless exercise feature and were issued 17,085,937 shares of common stock.

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

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements

6.       AFFILIATE TRANSACTIONS (Cont'd)

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

         In accordance with the Service Agreement AXIS provides the Company with the services of the Company's Chief Executive Officer, Chief Financial Officer, geologists and clerical employees, as well as office facilities, equipment, administrative and clerical services. We pay AXIS for the actual costs of such facilities plus a maximum service fee of 15%.

         During fiscal 2005, AXIS charged the Company A$28,600 in management fees, A$26,954 for salaries incurred in relation to AXIS staff that provided services to the Company and charged interest of A$2,357 on the outstanding balance. AXIS charged interest at a rate of 9.35% for 2005. The amount owed to AXIS at December 31, 2005 was A$57,911. During fiscal 2006, AXIS charged the Company A$82,771 in management fees, A$120,893 for salaries and corporate costs incurred in relation to AXIS staff that provided services to the Company, A$212,679 for exploration services provided to the Company, charged interest of A$13,498 on the outstanding balance, loaned us $4,500 and the Company repaid A$180,000. AXIS charged interest at a rate of between 9.35% and 10.10% for fiscal 2006. The amount owed to AXIS at December 31, 2006 was A$312,253.

         Wilzed Pty Ltd, a company associated with President and CEO of the Company, Joseph Gutnick, has paid expenses on behalf of the Company and has provided loan funds to enable the Company to meet its liabilities. During fiscal 2005, Wilzed loaned the Company A$7,361 and charged interest of A$181 on the outstanding balance. At December 31, 2005, the Company owed Wilzed A$7,542. During the 2006 fiscal year, Wilzed loaned A$324,951 and charged A$3,588 in interest, and we repaid $336,081. The amount owing at December 31, 2006 is A$nil. Wilzed charged interest at a rate of 9.35% for fiscal 2005 and between 9.35% and 9.85% for fiscal 2006.

         Mr Joseph Gutnick, the President of the Company advanced the Company the initial deposit on opening a US Dollar bank account. In March, 2007, the balance of A$831, owing of the initial advance of A$1,303 (US$1,000) less expenses incurred of A$472, was repaid.

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements

6.       AFFILIATE TRANSACTIONS (Cont'd)

         Effective as of March 3, 2006, Legend entered into a Contract for the Sale of Mining Tenements ("Contract") with Astro Diamond Mines N.L. ("Astro") an Australian company pursuant to which the Company acquired certain diamond mining tenements in Northern Australia from Astro. The consideration payable by Legend to Astro was A$1.5 million and Legend was also required to pay to Astro any costs incurred on the tenements after February 1, 2006. Astro provided commercial warranties which are usual for a transaction of this nature in favour of Legend. Under Australian law, Astro was required to provide an independent experts report to shareholders for this transaction. In order to prepare the independent experts report, a mineral valuation was prepared on behalf of Astro which indicated that the preferred value for the tenements that are the subject of the transaction was A$1.5 million. This formed the basis of the consideration agreed by the parties. The President and Chief Executive Officer of the Company, Mr. J. I. Gutnick, is Chairman and Managing Director of Astro and Dr DS Tyrwhitt, an independent Director of the Company is also a Director of Astro. The tenements are located in the Northern Territory of Australia and are prospective for diamonds. Astro incurred costs on the mining tenements from February 1, 2006 which at settlement Legend was required to pay. However, Astro had not quantified the amount at the date of settlement and it was only finally quantified in November 2006. At December 31, 2006, the Company owed Astro A$942,433 for these costs including interest of A$21,302. During fiscal 2007, the amount was repaid in full including interest charge for fiscal 2007 of A$16,774. Astro charged interest at a rate between 9.85% and 10.10%.

         The consideration and all related acquisition costs, costs incurred by Astro since February 1, 2006 and exploration expenditure incurred by the Company is shown in the Statement of Operations as Exploration Expenditure.

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

         The Company has operations in both the USA and Australia and the Company is subject to taxation in both jurisdictions on the operations in each respective jurisdiction

         At December 31, 2006 and 2005 deferred taxes consisted of the following:

                                                                       USA         Australia             Total
                                                                      2006              2006              2006
                                                                        A$                A$                A$
Deferred tax assets

Net operating loss carry-forward                                 1,304,322         1,218,600         2,522,922
Less valuation allowance                                        (1,304,322)       (1,218,600)       (2,522,922)
                                                         ------------------------------------------------------
Net deferred taxes                                                       -                 -                 -
                                                         ======================================================

                                                                       USA         Australia             Total
                                                                      2005              2005              2005
                                                                        A$                A$                A$
Deferred tax assets

Net operating loss carry-forward                                 1,286,342                 -                 -
Less valuation allowance                                        (1,286,342)                -                 -
                                                         ------------------------------------------------------
Net deferred taxes                                                       -                 -                 -
                                                         ======================================================

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements

7.       INCOME TAXES (Cont'd)

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

         As a result of the ownership change that occurred in November 2004 (see note 1), Internal Revenue Code Section 382 limits the use of available operating loss carryforwards for losses incurred prior to the ownership change. In addition, the Company will need to file a tax return for 2006 to establish the tax benefits of the net operating loss carry forwards. Future net operating losses will be fully available to offset future taxable income. Total available net operating loss carryforwards, which are subject to limitations, amount to approximately A$7,898,243 at December 31, 2006 and expire in years 2022 through 2026.

8.       COMMITMENTS

         During December 2006, the Company entered into an operating lease agreement for a motor vehicle which expires in 2008. The lease agreement has a monthly repayment amount of A$1,021. The future minimum lease repayments under a non-cancellable lease at December 31, 2006 are A$11,690 (US$9,227) for 2007 and A$11,768 (US$9,288) for 2008.

Exploration

         The Company has to perform minimum exploration work and expend minimum amounts of money on its tenements. The overall expenditure requirement tends to be limited in the normal course of the Company's tenement portfolio management through expenditure exemption approvals, and expenditure reductions through relinquishment of parts or the whole of tenements deemed non prospective. Should the company wish to preserve interests in its current tenements the amount which may be required to be expended is as follows:

                                                                  2006
                                                                    A$

Not later than one year                                        860,000

Later than one year but not later than five years              875,000
                                                      -----------------

                                                             1,735,000
                                                      =================

9.       CONTINGENCIES

                                                                            2006
Deposits                                                                      A$

Cash deposits have been provided to the Department of Business, Industry and Resource Development of Northern Territory for the purpose of guaranteeing the Company's performance in accordance with Northern Territory mining law.

The performance relates to the requirement that the Company adheres to the terms and conditions of its exploration licences, which inter alia requires site restoration. However, the Directors do not anticipate the Department of Business, Industry and Resource Development of Northern Territory will exercise these guarantees as the Company adheres to all conditions of its
exploration licences.                                                     90,000
                                                                     -----------

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements

10. EVENTS SUBSEQUENT TO BALANCE SHEET DATE

         The Company has received applications for a further 7,962,624 shares of common stock at a placement price of US$0.25 per share raising an estimated A$2,522,052 (US$1,990,656). The securities will be issued pursuant to a private placement and will be issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended ("The Act") under Section 4(2) of the Act.

                            CERTIFICATE OF AMENDMENT
                                       OF
                         CERTIFICATE OF INCORPORATION OF
                       LEGEND INTERNATIONAL HOLDINGS, INC.
               (Under section 242 of the General Corporation Law)

         Legend International Holdings, Inc., a corporation organized and existing under the General Corporations Law of the State of Delaware (the "Corporation"), does hereby certify that:

         FIRST:  The name of the Corporation is Legend  International  Holdings,
Inc.

         SECOND: The Certificate of Incorporation is hereby amended by striking out Article "FOURTH" thereof and by substituting in lieu of said Article the following provisions:

                           "FOURTH: The total number of shares of stock which the Corporation is authorized to issue is 220,000,000, consisting of 200,000,000 shares of
                           Common Stock having a par value of $.001 per shares and 20,000,000 shares of Preferred Stock having a par value of $.001 per share and to be issued in such series and to have such rights, preferences, and designation as determined by the Board of Directors of the Corporation."

         THIRD: The Amendment to the Certificate of Incorporation herein certified has been duly adopted in accordance with the provision of Section 211 and 242 of the General Corporations Law of the State of Delaware.

         IN WITNESS WHEREOF, the undersigned has executed this certificate this 29th day of November, 2006.



                                                     /s/ Peter J. Lee
                                                     ---------------------------
                                                     Peter J. Lee, Secretary