Form 10QSB
period 2007-05-15
LEGEND INTERNATIONAL HOLDINGS INC
filed 2007-05-15
CIK 1132143

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549

                                   FORM 10-QSB

 (Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2007     or
                               --------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________
Commission File Number 000-32551
                       ---------

                       LEGEND INTERNATIONAL HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter)

            Delaware                                       233067904
    -----------------------                          ----------------------
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
                                                   ------------------------


Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes____X____              No___________



Indicate by check mark whether the Registrant is a shell company (as defined in Rule 126.2 of the Exchange Act).
Yes_________              No____X_____


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 152,735,625 outstanding shares of Common Stock as of May 14, 2007.

    Transitional Small Business Disclosure Format (Check one) Yes ____ No___X___

Table Of Contents



                                                                         PAGE NO
                                                                         -------

PART I.       FINANCIAL INFORMATION

Item 1        Financial Statements                                           2
Item 2        Management's Discussion and Analysis                          16
              or Plan of Operations
Item 3        Controls and Procedures                                       18

PART II       OTHER INFORMATION

Item 1        Legal Proceedings                                             19
Item 2        Changes in Securities and Use of Proceeds                     19
Item 3        Defaults Upon Senior Securities                               19
Item 4        Submission of Matters to a Vote of Security Holders           19
Item 5        Other Information                                             19
Item 6        Exhibits                                                      19


SIGNATURES                                                                  20

EXHIBIT INDEX                                                               21

Exh. 31.1     Certification                                                 22
Exh. 31.2     Certification                                                 24
Exh. 32.1     Certification                                                 26
Exh. 32.2     Certification                                                 27

Item 1.  FINANCIAL STATEMENTS

Introduction to Interim Financial Statements.

The interim financial statements included herein have been prepared by Legend International Holdings, Inc. ("Legend International" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (The "Commission"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the financial position of the Company and subsidiaries as of March 31, 2007, the results of its operations for the three month periods ended March 31, 2007 and March 31, 2006, and the changes in its cash flows for the three month periods ended March 31, 2007 and March 31, 2006, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Foreign Currency Translation

Prior to July 31, 2006, the Company's functional currency was the US dollar. However, as a result of the purchase of diamond mining tenements in Northern Australia in July 2006, the Company's 2007 revenue and expenses will be primarily denominated in Australian dollars (A$). Statement of Financial Accounting Standards ("SFAS") No. 52, Foreign Currency Translation, states that the functional currency of an entity is the currency of the primary economic environment in which the entity operates. Accordingly the Company determined that from August 1, 2006 the functional currency of the Company is the Australian dollar. Assets, liabilities and equity were translated at the rate of exchange at July 31, 2006. Revenue and expenses were translated at actual rates. Translation gains and losses were included as part of accumulated other comprehensive gain.

Restatement of comparative numbers was made for the change in functional and reporting currency. The change was adopted prospectively beginning July 31, 2006 in accordance with SFAS No. 52.


UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                         (An Exploration Stage Company)
                                  Balance Sheet
                                 March 31, 2007
                                   (Unaudited)


ASSETS                                                                        A$
                                                                              --

Current Assets:
Cash                                                                   1,239,128
Receivables                                                              277,298
Prepayments                                                               10,222
                                                                   -------------

Total Current Assets                                                   1,526,648
                                                                   -------------

Non-Current Assets:
Property and Equipment, net                                               38,774
Deposits                                                                  90,000
                                                                   -------------

Total Non-Current Assets                                                 128,774
                                                                   -------------

Total Assets                                                           1,655,422
                                                                   =============

LIABILITIES

Current Liabilities:
Accounts payable and accrued expenses                                    796,732
Lease liability                                                           11,980
Short-Term Advance Affiliate                                             366,668
                                                                   -------------

Total Current Liabilities                                              1,175,380
                                                                   -------------

Non Current Liabilities:
Lease liability                                                            8,662
                                                                   -------------


Total Non Current Liabilities:                                             8,662
                                                                   -------------


Total Liabilities                                                      1,184,042
                                                                   -------------

Commitments and Contingencies (Notes at 5 and 6)

Stockholders' Equity

Common Stock: US$.001 par value, 200,000,000 shares authorized
134,265,625 issued                                                       173,239
Additional Paid-in-Capital                                             6,851,268
Other Comprehensive Gain                                                  38,490
Retained Deficit During Development period                             (839,463)
Retained Deficit During Exploration period                           (5,752,154)
                                                                   -------------

Total Stockholders' Equity (Deficit)                                     471,380
                                                                   -------------


Total Liabilities and Stockholders' Equity (Deficit)                   1,655,422
                                                                   =============


The accompanying notes are an integral part of these consolidated financial statements.

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                         (An Exploration Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                   For the three months                          January 5,
                                                      ended March 31                                   2001
                                                                                             (Inception) to
                                                                                                  March 31,
                                                        2007                 2006                      2007
                                                          A$                   A$                        A$
                                                          --                   --                        --
                                           -----------------------------------------------------------------


Revenues:

Sales                                                     -                    -                      6,353
less Cost of Sales                                        -                    -                    (1,362)
                                           -----------------------------------------------------------------


Gross Profit                                              -                    -                      4,991

Other Income
Interest Income                                         946                    -                      4,821
                                           -----------------------------------------------------------------
                                                        946                    -                      9,812
                                           -----------------------------------------------------------------

Costs and Expenses:
Exploration Expenditure                             749,388                    -                 4,560,773
Legal, accounting & professional                     25,663                8,311                   179,007
Stock Based compensation                             99,785                    -                   870,942
Interest expense, net                                26,229                1,773                    76,164
Administration expenses                             305,193               19,552                   843,955
                                           -----------------------------------------------------------------

Total Expenses                                    1,206,258               29,636                 6,530,846
                                           -----------------------------------------------------------------


(Loss) from operations                          (1,205,312)             (29,636)               (6,521,029)

Foreign currency exchange gain/(loss)              (30,571)                2,888                  (70,588)
                                           -----------------------------------------------------------------


(Loss) before income taxes                      (1,235,883)             (26,748)               (6,591,617)
                                           -----------------------------------------------------------------

Provision for Income Tax                                  -                    -                         -
                                           -----------------------------------------------------------------


Net (Loss)                                      (1,235,883)             (26,748)               (6,591,617)
                                           -----------------------------------------------------------------

Basic and Diluted (Loss) Per Common
Equivalent Shares                                  A$(0.01)             A$(0.00)                  A$(0.21)
                                           =================================================================

Weighted Average Number of Common
Equivalent Shares Outstanding                   127,945,366           40,652,438                31,343,211
                                           =================================================================

The accompanying notes are an integral part of these consolidated financial statement

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                         (An Exploration Stage Company)
                  Statements of Stockholders' Equity (Deficit)
                       for the period ended March 31, 2007

                                 Common Stock                        Retained
                                                              (Deficit)   (Deficit)
                                                  Additional  During the  During the      Other
                                                   Paid-In    Development Exploration  Comprehensive  Stockholders'
                                         Par Value  Capital     Period       Period        Gain      Equity (Deficit)
                                Shares      A$        A$          A$          A$            A$              A$
                             -----------------------------------------------------------------------------------------
Balance, January 5, 2001               -        -          -           -            -             -                 -

Shares issued to founder
 for organisation cost and
 services at US$0.05 per
 shares                        4,297,500    2,489    121,957           -            -             -           124,446
Shares Issued for services
 rendered at US$0.05 per
 share                           146,250       85      4,150           -            -             -             4,235
Shares Issued for Cash           616,500      357     17,495           -            -             -            17,852

Net Loss                               -        -          -    (131,420)           -             -          (131,420)
                             -----------------------------------------------------------------------------------------
Balance, December 31, 2001     5,060,250    2,931    143,603    (131,420)           -             -            15,113
Shares Issued for Cash           225,000      130      6,385           -            -             -             6,516
Shares Issued for Officer's
 Compensation                 11,250,000    6,516    156,372           -            -             -           162,888

Net Loss                               -        -          -    (182,635)           -             -          (182,635)
                             -----------------------------------------------------------------------------------------
Balance, December 31, 2002    16,535,250    9,576    306,360    (314,055)           -             -             1,882
Shares Issued for services
 rendered at US$0.05 per
 share                         5,026,500    2,911    142,645           -            -             -           145,556

Net Loss                               -        -          -    (156,966)           -             -          (156,966)
                             -----------------------------------------------------------------------------------------
Balance, December 31, 2003    21,561,750   12,488    449,006    (471,022)           -             -            (9,528)
Shares Issued for services
 rendered at US$0.05 per
 share                         2,004,750    1,161     56,892           -            -             -            58,053
Options Issued for services            -        -    160,672           -            -             -           160,672
Loan forgiveness-former
 major shareholder                     -        -     12,144           -            -             -            12,144

Net Loss                               -        -          -    (234,610)           -             -          (234,610)
                             -----------------------------------------------------------------------------------------
Balance, December 31, 2004    23,566,500   13,649    678,714    (705,632)           -             -           (13,269)
Shares issued on cashless
 exercise of options          17,085,938    9,896     (9,896)          -            -             -                 -
Net Loss                               -        -          -     (75,508)           -             -           (75,508)
                             -----------------------------------------------------------------------------------------
Balance, December 31, 2005    40,652,438   23,544    668,818    (781,140)           -             -           (88,778)
Share issued on cashless
 exercise of options          72,281,329   93,336    (93,336)          -            -             -                 -
Shares issued for cash        12,756,734   16,254  3,854,843           -            -             -         3,871,367
Shares and options issued
 under settlement agreement      112,500      144     35,272           -            -             -            35,416
Cost of share issues                   -        -   (128,376)          -            -             -          (128,376)
Amortization of options
 under stock option plan               -        -    115,307           -            -             -           115,307
Net unrealized gain on
 foreign exchange
 translation                           -        -          -           -            -        38,490           (38,490)
Net Loss                               -        -          -     (58,323)  (4,516,271)            -        (4,574,594)
                             -----------------------------------------------------------------------------------------
Balance, December 31, 2006   125,803,001 $162,505 $4,423,571   $(839,463) $(4,516,271)      $38,490         $(731,168)

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                         (An Exploration Stage Company)
                  Statements of Stockholders' Equity (Deficit)
                       for the period ended March 31, 2007
                                   (continued)

                             Common Stock                             Retained
                                                               (Deficit)     (Deficit)
                                                   Additional  During the    During the      Other
                                                    Paid-In    Development   Exploration  Comprehensive    Stockholders'
                                         Par Value  Capital      Period        Period         Gain       Equity (Deficit)
                              Shares         A$        A$           A$           A$            A$               A$
                           ----------------------------------------------------------------------------------------------
Shares issued for cash        8,462,624    10,734   2,729,428           -            -              -         2,740,162
Cost of share issues                  -         -    (401,516)          -            -              -          (401,516)
Amortization of options
 under stock option plan              -         -      99,785           -            -              -            99,785
Net Loss                              -         -           -           -      (1,235,883)          -        (1,235,883)
                           ---------------------------------------------------------------------------------------------
Balance, March 31, 2007     134,265,625  $173,239   $6,851,268    $(839,463)  $(5,752,154)       $38,490       $471,380
                           =============================================================================================

                    The accompanying notes are an integral part of these consolidated financial statements

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                       For the three months Ended January 5, 2001
                                                            March 31           (Inception) to
                                                                                 March 31,
                                                            2007          2006            2007
                                                              A$            A$              A$
                                                  --------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)                                           (1,235,883)      (26,748)     (6,591,617)
                                                  --------------------------------------------

Adjustments to reconcile net (loss) to net cash
 provided (used) by operating activities:
Foreign exchange                                         30,571        (4,015)         69,245
Shares and Options Issued for Stock Based
 Compensation                                            99,785             -         870,943
Depreciation                                              1,870             -           2,891
Accrued interest added to principal                       8,401         1,773          45,683
Net Change in:
Receivables                                            (108,027)            -        (277,298)
Prepayments and deposits                                      -             -        (104,559)
Accounts Payable and Accrued Expenses                   165,218       (12,431)        564,812
                                                  --------------------------------------------
Net Cash (Used) by Operating Activities              (1,038,065)            -      (4,216,617)
                                                  --------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Property and Equipment                       (4,000)            -          (4,000)
                                                  --------------------------------------------
Net Cash (Used) in Investing Activities                  (4,000)            -          (4,000)
                                                  --------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Advances Payable - Affiliates                          (897,250)            -         348,095
Repayment of Convertible Debenture                            -             -        (130,310)
Repayment of Shareholder Advance                              -             -            (641)
Proceeds from Convertible Debenture Payable                   -             -         130,310
Shareholder Advance                                           -             -           6,621
Proceeds from Issuance of Stock                       2,740,162             -       6,635,897
Cost of Share Issues                                   (401,516)            -        (529,892)
Net Borrowing/Repayments from Affiliates                      -        41,421          50,003
                                                  --------------------------------------------

Net Cash Provided by Financing Activities             1,441,396             -       6,161,988
                                                  --------------------------------------------

Net Increase in Cash                                    399,331             -         891,033

Cash at Beginning of Period                             839,797             -               -
                                                  --------------------------------------------

Cash at End of Period                                 1,239,128             -         891,033
                                                  --------------------------------------------

Supplemental Disclosures:
Cash Paid for interest                                   16,774             -          16,774
Cash Paid for income taxes                                    -             -               -
Stock and Options Issued for Services                         -             -         806,524
Equipment obtained through a capital lease                    -             -          24,581
Accrued interest and stockholder                              -             -               -
Advances charged to paid in capital                           -             -          12,144

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                  Notes to Financial Statements March 31, 2007

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

Exploration Stage Enterprise

         The Company is a exploration stage enterprise. The Company is devoting all of its present efforts in securing and establishing its diamond exploration business through field sampling and drilling programs in the Northern Territory of Australia. Refer to footnote 8.

2. STOCKHOLDERS' EQUITY

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

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                  Notes to Financial Statements March 31, 2007

2.       STOCKHOLDERS' EQUITY (Cont'd)

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

         In December 2004, the Company issued to Renika Pty Limited ("Renika"), a company associated with Mr J I Gutnick, 20,250,000 options to be converted into 20,250,000 shares of common stock, at an exercise price of US$0.022 and a latest exercise date of December 2009 for services to be rendered to the Company. The Company undertook a Black Scholes valuation of these options using a A$0.029 (US$0.022) exercise price, US$0.022 market price, 5 year life, risk free interest rate of 5.155% and a volatility of 16.7%. The 20,250,000 options were valued at A$160,672 (US$123,300) or A$0.008 (US$0.006) each. The stock options were issued for services rendered, to be rendered and for agreeing to provide financial assistance to the Company (not the actual provision of financial assistance). The issue of the stock options was not contingent upon any further services or events. The stock options are not forfeitable if the services or financial assistance are not provided. Accordingly, the value of the stock options were expensed during 2004. In September 2005, Renika exercised the 20,250,000 options using the cashless exercise feature and were issued 17,085,938 shares of common stock.

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

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                  Notes to Financial Statements March 31, 2007

2.       STOCKHOLDERS' EQUITY (Cont'd)

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

         Effective February 19, 2007, Legend issued a further 1,025,000 shares of common stock raising A$387,330 (US$300,000). The securities were issued pursuant to a private placement and are issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933 as amended ("The Act") under Section 4(2) of the Act.

         Effective February 23, 2007, Legend issued a further 2,500,000 shares of common stock at a placement price of US$0.25 per share raising A$793,669 (US$625,000). The securities were issued pursuant to a private placement and are issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933 as amended ("The Act") under Section 4(2) of the Act.

         Effective March 16, 2007, Legend issued a further 4,000,000 shares of common stock at a placement price of US$0.25 per share raising A$1,264,816 (US$1,000,000). The securities were issued pursuant to a private placement and are issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933 as amended ("The Act") under Section 4(2) of the Act.

         Effective March 28, 2007, Legend issued a further 437,624 shares of common stock at a placement price of US$0.25 per share raising A$139,835 (US$109,406). The securities were issued pursuant to a private placement and are issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933 as amended ("The Act") under Section 4(2) of the Act.

         Effective March 30, 2007, Legend issued a further 500,000 shares of common stock at a placement price of US$0.25 per share raising A$154,512 (US$125,000). The securities were issued pursuant to a private placement and are issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933 as amended ("The Act") under Section 4(2) of the Act.

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                  Notes to Financial Statements March 31, 2007

2.       STOCKHOLDERS' EQUITY (Cont'd)

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

Issue of Options under Equity Incentive Plan

         Effective September 19, 2006, the Company issued 7,425,000 options over shares of common stock to Directors, Executives and Consultants under the 2006 Equity Incentive Plan that has been adopted by the Directors of the Company. The options will vest as follows: 1/3 after 12 months, 1/3 after 24 months and the balance of 1/3 after 36 months. The exercise price of the options is US$1.00 for the President and Chief Executive Officer and one other participant; and for all other participants, US$0.444 for 50% of the options and US$1.00 for the balance of 50% of the options. The latest exercise date for the options is September 19, 2016.

         The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.

         An external consultant has calculated the fair value of the 7,425,000 options using the Binomial valuation method using the following inputs:

Grant date          Sept 19, 2006  Sept 19, 2006  Sept 19, 2006  Sept 19, 2006  Sept 19, 2006   Sept 19, 2006
------------------  -------------  -------------  -------------  -------------  -------------  ---------------
Grant date share      US$0.222       US$0.222       US$0.222       US$0.222       US$0.222        US$0.222
 price
------------------  -------------  -------------  -------------  -------------  -------------  ---------------
Vesting date        Sept 19, 2007  Sept 19, 2007  Sept 19, 2008  Sept 19, 2008  Sept 19, 2009   Sept 19, 2009
------------------  -------------  -------------  -------------  -------------  -------------  ---------------
Expected life in
 years                  5.50           5.50           6.00           6.00           6.50            6.50
------------------  -------------  -------------  -------------  -------------  -------------  ---------------
Risk-free rate          4.69%          4.69%          4.69%          4.69%          4.69%           4.69%
------------------  -------------  -------------  -------------  -------------  -------------  ---------------
Volatility               60%            60%            60%            60%            60%             60%
------------------  -------------  -------------  -------------  -------------  -------------  ---------------
Exercise price        US$0.444        US$1.00       US$0.444        US$1.00       US$0.444         US$1.00
------------------  -------------  -------------  -------------  -------------  -------------  ---------------
Call option value      US$0.09        US$0.05        US$0.10        US$0.06        US$0.10         US$0.06
------------------  -------------  -------------  -------------  -------------  -------------  ---------------

         The total value of the options equates to A$683,628 (US$514,635) and is being amortised over the vesting periods.

         For the three months ended March 31, 2007, the amortization amounted to A$99,785 (US$80,626).

         The Company adopted revised SFAS No.123, Share-Based payment, which addresses the accounting for share-based payment transactions in which a company receives employee services in

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                  Notes to Financial Statements March 31, 2007

2.       STOCKHOLDERS' EQUITY (Cont'd)

exchange for (a) equity instruments of that company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments.

                                   Options      Option Price        Weighted
                                                  Per Share          Average
                                                     US$         Exercise Price
                                                                       US$
                                -------------   --------------   ---------------
Outstanding at January 1, 2006             -                -                 -
Granted                            7,425,000       0.444-1.00              0.69
Forfeited                                  -                -                 -
                                ------------------------------------------------
Outstanding at December 31, 2006   7,425,000       0.444-1.00              0.69
Granted                                    -                -                 -
Forfeited                                  -                -                 -
                                ------------------------------------------------
Outstanding at March 31, 2007      7,425,000       0.444-1.00              0.69
                                ------------------------------------------------

         The range of exercise price is US$0.444 to US$1.00 per option. The weighted average per option fair value of options granted during 2006 was US$0.07 and the weighted average remaining contractual life of those options is 9 1/2 years. No options are currently exercisable.

3. SHORT-TERM ADVANCE - AFFILIATE
                                                                             A$
                                                                           2007
                                                                           ----
Amount owing to AXIS Consultants Pty Ltd, a corporation
affiliated with the President of the Company. Interest                  366,668
366,668 accrued at the rate of 10.10% per annum being
the "Reference Rate" of the ANZ Banking Group Ltd.
                                                         -----------------------

4. AFFILIATE TRANSACTIONS

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

         In December 2004, the Company entered into an agreement with AXIS Consultants Pty Ltd to provide geological, management and administration services to the Company. AXIS is affiliated through common management. The Company is one of five affiliated companies of which three are Australian public companies listed on Australian Stock Exchange. Each of the companies has some common Directors, officers and shareholders. In addition, each of the companies is substantially dependent upon AXIS for its senior management and certain mining and exploration staff. A number of arrangements and transactions have been entered into from time to time between such companies. It has been the intention of the affiliated companies and respective Boards of Directors that each of such arrangements or transactions should accommodate the respective interest of the relevant affiliated companies in a manner which is fair to all parties and equitable to the shareholders of each. Currently, there are no material

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                  Notes to Financial Statements March 31, 2007

4.       AFFILIATE TRANSACTIONS (Cont'd)

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

         During the three months ending March 31, 2006, AXIS charged the Company A$6,000 for management fees, A$13,759 for salaries incurred in relation to AXIS staff that provided services to the Company and charged interest of A$1,491 on the outstanding balance. AXIS charged interest at a rate of 9.35%. AXIS did not charge a service fee for fiscal 2006.

         During the three months ending March 31, 2007, AXIS charged the Company A$165,698 for management and administration services, and A$195,715 for exploration services and charged interest of A$8,401 on the outstanding balance and the Company repaid A$315,400. AXIS charged interest at a rate of 10.10% for the three months ended March 31, 2007. The amount owed to AXIS at March 31, 2007 was A$366,368.

         Wilzed Pty Ltd, a company associated with President and CEO of the Company, Joseph Gutnick, has paid expenses on behalf of the Company and has provided loan funds to enable the Company to meet its liabilities. During the three months to March 31, 2006, Wilzed loaned the Company A$19,251 and charged interest of A$304 on the outstanding balance. At March 31, 2006, the Company owed Wilzed A$27.097. Wilzed charged interest at a rate of 9.35%. The amount owing at March 31, 2007 is A$nil.

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                  Notes to Financial Statements March 31, 2007

4.       AFFILIATE TRANSACTIONS (Cont'd)

         Mr Joseph Gutnick, the President of the Company advanced the Company the initial deposit on opening a US Dollar bank account. During the three months ended March 31, 2007, the balance of A$831, owing of the initial advance of A$1,303 (US$1,000) less expenses incurred of A$472, was repaid.

         Effective as of March 3, 2006, Legend entered into a Contract for the Sale of Mining Tenements ("Contract") with Astro Diamond Mines N.L. ("Astro") an Australian company pursuant to which the Company acquired certain diamond mining tenements in Northern Australia from Astro. The consideration payable by Legend to Astro was A$1.5 million and Legend was also required to pay to Astro any costs incurred on the tenements after February 1, 2006. Astro provided commercial warranties which are usual for a transaction of this nature in favour of Legend. Under Australian law, Astro was required to provide an independent experts report to shareholders for this transaction. In order to prepare the independent experts report, a mineral valuation was prepared on behalf of Astro which indicated that the preferred value for the tenements that are the subject of the transaction was A$1.5 million. This formed the basis of the consideration agreed by the parties. The President and Chief Executive Officer of the Company, Mr. J. I. Gutnick, is Chairman and Managing Director of Astro and Dr DS Tyrwhitt, an independent Director of the Company is also a Director of Astro. The tenements are located in the Northern Territory of Australia and are prospective for diamonds. Astro incurred costs on the mining tenements from February 1, 2006 which at settlement Legend was required to pay. However, Astro had not quantified the amount at the date of settlement and it was only finally quantified in November 2006. At December 31, 2006, the Company owed Astro A$942,433 for these costs including interest of A$21,302. During the three months ended March 31, 2007, the amount was repaid including the interest charge for the three months ended March 31, 2007 of A$16,774. Astro charged interest at a rate of 10.10%.

5.       COMMITMENTS

         During December 2006, the Company entered into a capital lease agreement for a motor vehicle which expires in 2008. The lease agreement has a monthly repayment amount of A$1,123. The future minimum lease repayments under a non-cancellable lease at March 31, 2007 are A$8,984 for 2007 and A$12,353 for 2008.

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

                                                               2007
                                                                 A$

Not later than one year                                   1,405,000

Later than one year but not later than five years         1,525,000
                                                   ----------------
                                                          2,930,000
                                                   ================

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                  Notes to Financial Statements March 31, 2007

6.       CONTINGENCIES

                                                                   2007
Deposits                                                             A$

Cash deposits have been provided to the Department of Business, Industry and Resource Development of
Northern Territory for the purpose of guaranteeing the Company's performance in accordance with Northern
Territory mining law.

The performance  relates to the  requirement that the
Company adheres  to  the terms and  conditions of its
exploration licences, which inter  alia requires site
restoration. However, the Directors do not anticipate
the  Department  of  Business, Industry  and Resource
Development of Northern Territory will exercise these
guarantees as the Company  adheres to  all conditions
of its exploration licences.                                     90,000
                                                         ----------------


7. RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

         In February 2007 the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-- Including an Amendment of FASB Statement No. 115", which permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect SFAS 159 to have a material impact on its results of operations or financial position.

8. EVENTS SUBSEQUENT TO BALANCE SHEET DATE

         Since March 31, 2007 and up to May 11, 2007, Legend has issued 6,530,000 shares of common stock at a placement price of US$0.25 per share raising A$1,960,000 (US$1,632,500). The securities were issued pursuant to a private placement and are issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933 as amended ("The Act") under Section 4(2) of the Act.

On May 13, 2007, the Company announced that it intends to spin off its uranium exploration interests to a new public company to be traded on the over the counter market in the USA. The Company intends to distribute to existing shareholders of the Company, as a dividend, shares in the new company,on a pro-rata basis to their holdings in Legend. A record date for the transaction will be announced. The shares of the new company will not be distributed to the shareholders of Legend until a registration statement covering such shares has been filed with and declared effective by the Securities and Exchange Commission. This communication does not constitute an offer of any securities for sale.

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

         The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar during the periods indicated:

         3 months ended March 31, 2006             A$1.00 = US$.7110
         3 months ended March 31, 2007             A$1.00 = US$.8080

         Prior to July 31, 2006, the Company's functional currency was the US dollar. However, as a result of the purchase of diamond mining tenements in Northern Australia in July 2006, the Company's 2007 revenue and expenses will be primarily denominated in Australian dollars (A$). Statement of Financial Accounting Standards ("SFAS") No. 52, Foreign Currency Translation, states that the functional currency of an entity is the currency of the primary economic environment in which the entity operates. Accordingly the Company determined that from August 1, 2006 the functional currency of the Company is the Australian dollar. Assets, liabilities and equity were translated at the rate of exchange at July 31, 2006. Revenue and expenses were translated at actual rates. Translation gains and losses were included as part of accumulated other comprehensive gain. Restatement of comparative numbers was made for the change in functional and reporting currency. The change was adopted prospectively beginning July 31, 2006 in accordance with SFAS No. 52.

RESULTS OF OPERATION

Three Months Ended March 31, 2007 vs. Three Months Ended March 31, 2006.

         Costs and expenses increased from A$29,636 in the three months ended March 31, 2006 to A$1,206,258 in the three months ended March 31, 2007. The increase in expenses is a net result of:

a) exploration expenditure written off for the three months ended March 31, 2007 of A$749,388. In July 2006, we acquired diamond exploration tenements and commenced exploration activities for the first time. The exploration costs included drilling, geological/geophysical contractors, salaries for contract field staff, travel costs, accommodation, meals and tenement holding costs. There was no comparable exploration in the three months ended March 31, 2006.

b) an increase in legal, accounting and professional expense from A$8,311 for the three months ended March 31, 2006 to A$25,663 for the three months ended March 31, 2007 as a result of the increase in legal fees for general legal work including stock transfer matters, regulatory filings, stock transfer agent fees, and audit fees for professional services in relation to the Form 10-QSB's. All fees have increased in the three months to March 31, 2007 as a result of increased activity by the Company as a consequence of the acquisition of mining tenements and capital raising activities.

c) an increase in administrative costs including salaries from A$19,552 in the three months ended March 31, 2006 to A$305,193 in the three months ended March 31, 2007 as a result of an increase in direct costs, including salaries, indirect costs and service fees, charged to the Company by AXIS Consultants Pty Ltd. The increase related to the increase in activity by the Company as a consequence of the acquisition of mining tenements, preparation of regulatory filings and capital raising activities.

Three Months Ended March 31, 2007 vs. Three Months Ended March 31, 2006.(Cont'd)

d) an increase in interest expense from A$1,773 for the three months ended March 31, 2006 to A$26,229 for the three months ended March 31, 2007 due to the increase in interest bearing debt of the Company. For the three months ended March 31, 2006, the Company was charged interest on short term loan funds used to maintain the Company's activities. For the three months ended March 31, 2007, AXIS charged interest of A$8,401, Astro charged interest of A$ 16,774, general interest was charged on outstanding accounts payable liabilities of A$479 and motor vehicle finance interest was charged of A$575.

e) an increase in stock based compensation from A$nil in the three months ended March 31, 2006 to A$99,785 in the three months ended March 31, 2007 as a result of the issue of options under the 2006 Incentive Option Plan for the first time in September 2006. See note 2 for further details on the options issued.

         As a result of the foregoing, the loss from operations increased from A$29,636 for the three months ended March 31, 2006 to A$1,205,312 for the three months ended March 31, 2007. A foreign currency exchange loss of $30,571 was recorded for the three months ended March 31, 2007 as a result of the movement in the Australian dollar versus the US dollar (three months ended March 31, 2006: gain $2,888). The net loss was A$26,748 for the three months ended March 31, 2006 compared to a net loss of A$1,235,883 for the three months ended March 31, 2007.

Liquidity and Capital Resources

         For the three months ending March 31, 2007, net cash used in operating activities was A$1,038,065 primarily consisting of the net loss of A$1,235,883, increase in accounts receivable of A$108,027 and partially offset by increase in accounts payable and accrued expenses of A$165,218; net cash provided by financing activities was A$1,441,396 being net proceeds from share issue A$2,338,646 and net repayments to affiliates of A$897,250.

         As at March 31, 2007 the Company had A$1,239,128 in cash and A$277,298 in receivables and short-term obligations of A$1,175,380 comprising accounts payable including affiliates and accrued expenses.

         Subsequent to March 31, 2007, Legend has announced capital raising of 6,530,000 shares of common stock at an issue price of US$0.25 for a total of US$1,632,500. The shares issued are restricted shares. The funds will be used to fund the exploration on the Northern Australian diamond interests and for working capital. The securities that are being issued pursuant to the Private Placement are being issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act) under Section 4(2) of the Act.

         The Company has continued with its exploration plan to drill targets on the North Australian tenements and anticipates that the drilling will cease for calendar 2007 in November when the wet season commences which restricts access. Exploration activities will then be limited to assessment of the drilling through to the end of the wet season in approximately late March 2008 when access to field sites becomes available. At that time exploration activities in the field will re-commence.

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

Item 3.  CONTROLS AND PROCEDURES

         Our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended) as of the end of the period covered by this report. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management, including the principal executive and financial officers, on a basis that permits timely decisions regarding timely disclosure. Based on that evaluation, such principal executive officer and principal financial officer concluded that, the Company's disclosure control and procedure as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

                              LEGEND INTERNATIONAL HOLDINGS, INC.

                              By:

                                             /s/ J.I. Gutnick
                                            -------------------
                                            Joseph I. Gutnick
                                            Chairman of the Board, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

                              By:

                                            /s/ Peter Lee
                                            -------------------
                                            Peter Lee
                                            Peter Lee, Secretary and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

                                   Dated May 14, 2007

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