Form 10QSB
period 2007-06-30
LEGEND INTERNATIONAL HOLDINGS INC
filed 2007-08-14
CIK 1132143

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549

                                   FORM 10-QSB

 (Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2007     or
                               -------------------

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
Yes   X           No
   -------           -------


Indicate by check mark whether the Registrant is a shell company (as defined in Rule 126.2 of the Exchange Act).
Yes               No    X
   -------          -------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 157,289,825 outstanding shares of Common Stock as of July 31, 2007.

    Transitional Small Business Disclosure Format (Check one) Yes       No  X
                                                                 -----    -----

Table Of Contents

                                                                                PAGE NO
                                                                                -------

PART I.        FINANCIAL INFORMATION

Item 1         Financial Statements                                               2
Item 2         Management's Discussion and Analysis or Plan of Operations         17
Item 3         Controls and Procedures                                            20

PART II        OTHER INFORMATION

Item 1         Legal Proceedings                                                  21
Item 2         Changes in Securities and Use of Proceeds                          21
Item 3         Defaults Upon Senior Securities                                    21
Item 4         Submission of Matters to a Vote of Security Holders                21
Item 5         Other Information                                                  21
Item 6         Exhibits                                                           21


SIGNATURES                                                                        22

EXHIBIT INDEX                                                                     23

Exh. 31.1      Certification                                                      24
Exh. 31.2      Certification                                                      26
Exh. 32.1      Certification                                                      28
Exh. 32.2      Certification                                                      29

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the financial position of the Company and subsidiaries as of June 30, 2007, the results of its operations for the three and six month periods ended June 30, 2007 and June 30, 2006, and the changes in its cash flows for the three and six month periods ended June 30, 2007 and June 30, 2006, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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


UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                         (An Exploration Stage Company)
                                  Balance Sheet
                                  June 30, 2007
                                   (Unaudited)


ASSETS                                                                        A$
                                                                              --

Current Assets:
Cash                                                                   3,884,894
Receivables                                                              165,697
Prepayments                                                                5,138
                                                                     -----------

Total Current Assets                                                   4,055,729
                                                                     -----------

Non-Current Assets:
Property and Equipment, net                                              125,966
Deposits                                                                 281,708
                                                                     -----------

Total Non-Current Assets                                                 407,674
                                                                     -----------


Total Assets                                                           4,463,403
                                                                     ===========

LIABILITIES

Current Liabilities:
Accounts payable and accrued expenses                                    778,854
Lease liability                                                          374,738
Short-Term Advance Affiliate                                              66,588
                                                                     -----------

Total Current Liabilities                                              1,220,180
                                                                     -----------

Non Current Liabilities:
Lease liability                                                            5,480
Provision for rehabilitation                                              90,000
                                                                     -----------

Total Non Current Liabilities:                                            95,480
                                                                     -----------


Total Liabilities                                                      1,315,660
                                                                     -----------

Commitments and Contingencies (Notes 5 and 6)

Stockholders' Equity

Common Stock: US$.001 par value, 200,000,000 shares authorized
150,735,625 issued                                                       193,043
Additional Paid-in-Capital                                            11,081,445
Other Comprehensive Gain                                                  38,490
Retained Deficit During Development period                             (839,463)
Retained Deficit During Exploration period                           (7,325,772)
                                                                     -----------

Total Stockholders' Equity                                             3,147,743
                                                                     -----------


Total Liabilities and Stockholders' Equity                             4,463,403
                                                                     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                         (An Exploration Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                         For the three months       For the six months     January 5,
                                              ended June 30            ended June 30             2001
                                                                                           (Inception)
                                                                                           to June 30,
                                                 2007         2006         2007       2006        2007
                                                   A$           A$           A$         A$          A$
                                       ===============================================================

Revenues:

Sales                                               -            -            -          -       6,353
less Cost of Sales                                  -            -            -          -     (1,362)
                                       ---------------------------------------------------------------

Gross Profit                                        -            -            -          -       4,991

Other Income
Interest Income                                 3,457            -        4,403          -       9,224
                                       ---------------------------------------------------------------

                                                3,457            -        4,403          -      14,215
                                       ---------------------------------------------------------------

Costs and Expenses:
Exploration Expenditure                       946,021            -    1,695,409          -   6,256,182
Legal, accounting & professional               33,636        9,850       59,299     18,168     238,306
Stock Based compensation                       71,162            -      170,947          -   1,041,889
Interest expense, net                           6,777        2,632       33,006      4,410     109,170
Administration expenses                       393,515       15,751      698,708     35,286   1,542,663
                                       ---------------------------------------------------------------

Total Expenses                              1,451,111       28,233    2,657,369     57,864   9,188,210
                                       ---------------------------------------------------------------


(Loss) from operations                    (1,447,654)     (28,233)  (2,652,966)   (57,864) (9,173,995)

Foreign currency exchange gain/(loss)       (125,964)      (2,201)    (156,535)        663   (227,123)
                                       ---------------------------------------------------------------

(Loss) before income taxes                (1,573,618)     (30,434)  (2,809,501)   (57,201) (9,401,118)
                                       ---------------------------------------------------------------

Provision for Income Tax                            -            -            -          -           -
                                       ---------------------------------------------------------------

Net (Loss)                                (1,573,618)     (30,434)  (2,809,501)   (57,201) (9,401,118)
                                       ---------------------------------------------------------------
Basic and Diluted (Loss) Per Common
Equivalent Shares                            A$(0.01)     A$(0.00)     A$(0.02)   A$(0.00)    A$(0.26)
                                       ===============================================================
Weighted Average Number of Common
 Equivalent Shares Outstanding            145,277,520   40,652,438  121,863,153 40,652,438  35,571,251
                                       ===============================================================

         The accompanying notes are an integral part of these consolidated financial statement

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                         (An Exploration Stage Company)
                  Statements of Stockholders' Equity (Deficit)
                       for the period ended June 30, 2007

                                         Common Stock                       Retained
                                                                           (Deficit)    (Deficit)
                                                               Additional  During the   During the     Other      Stockholders'
                                                                Paid-In    Development  Exploration Comprehensive    Equity
                                                   Par Value     Capital     Period       Period        Gain        (Deficit)
                                       Shares         A$           A$          A$           A$           A$           A$
                                    -----------------------------------------------------------------------------------------
Balance, January 5, 2001                        -          -            -            -            -             -           -

Shares issued to founder for
 organisation cost and services at
 US$0.05 per shares                     4,297,500      2,489      121,957            -            -             -     124,446
Shares Issued for services rendered
 at US$0.05 per share                     146,250         85        4,150            -            -             -       4,235
Shares Issued for Cash                    616,500        357       17,495            -            -             -      17,852

Net Loss                                        -          -            -    (131,420)            -             -    (131,420)
                                    -----------------------------------------------------------------------------------------
Balance, December 31, 2001              5,060,250      2,931      143,603    (131,420)            -             -      15,113
Shares Issued for Cash                    225,000        130        6,385            -            -             -       6,516
Shares Issued for Officer's
 Compensation                          11,250,000      6,516      156,372            -            -             -     162,888

Net Loss                                        -          -            -    (182,635)            -             -   (182,635)
                                    -----------------------------------------------------------------------------------------
Balance, December 31, 2002             16,535,250      9,576      306,360    (314,055)            -             -       1,882
Shares Issued for services rendered
 at US$0.05 per share                   5,026,500      2,911      142,645            -            -             -     145,556

Net Loss                                        -          -            -    (156,966)            -             -    (156,966)
                                    -----------------------------------------------------------------------------------------
Balance, December 31, 2003             21,561,750     12,488      449,006    (471,022)            -             -      (9,528)
Shares Issued for services rendered
 at US$0.05 per share                   2,004,750      1,161       56,892            -            -             -      58,053
Options Issued for services                     -          -      160,672            -            -             -     160,672
Loan forgiveness-former major
 shareholder                                    -          -       12,144            -            -             -      12,144

Net Loss                                        -          -            -    (234,610)            -             -    (234,610)
                                    -----------------------------------------------------------------------------------------
Balance, December 31, 2004             23,566,500     13,649      678,714    (705,632)            -             -     (13,269)
Shares issued on cashless exercise
 of options                            17,085,938      9,896      (9,896)            -            -             -           -
Net Loss                                        -          -            -     (75,508)            -             -     (75,508)
                                    -----------------------------------------------------------------------------------------
Balance, December 31, 2005             40,652,438     23,544      668,818    (781,140)            -             -     (88,778)
Share issued on cashless exercise of
 options                               72,281,329     93,336     (93,336)            -            -             -           -
Shares issued for cash                 12,756,734     16,254    3,854,843            -            -             -   3,871,367
Shares and options issued under
 settlement agreement                     112,500        144       35,272            -            -             -      35,416
Cost of share issues                            -          -    (128,376)            -            -             -    (128,376)
Amortization of options under stock
 option plan                                    -          -      115,307            -            -             -     115,307
Net unrealized gain on foreign
 exchange translation                           -          -            -            -            -        38,490     (38,490)
Net Loss                                        -          -            -     (58,323)  (4,516,271)             -  (4,574,594)
                                    -----------------------------------------------------------------------------------------
Balance, December 31, 2006            125,803,001   $162,505   $4,423,571   $(839,463) $(4,516,271)       $38,490   $(731,168)

                                       Common Stock                       Retained
                                                                         (Deficit)    (Deficit)
                                                            Additional   During the   During the      Other      Stockholders'
                                                             Paid-In     Development  Exploration  Comprehensive    Equity
                                                 Par Value    Capital      Period       Period         Gain        (Deficit)
                                     Shares         A$          A$           A$           A$            A$            A$
                                 ---------------------------------------------------------------------------------------------
Shares issued for cash               24,732,624     30,302    7,601,690            -            -              -     7,631,992
Cost of share issues                          -          -  (1,173,601)            -            -              -   (1,173,601)
Shares issued for consulting fees       200,000        236       58,838            -            -              -        59,074
Amortization of options under
 stock option plan                            -          -      170,947            -            -              -       170,947
Net Loss                                      -          -            -            -  (2,809,501)              -   (2,809,501)
                                 ---------------------------------------------------------------------------------------------
Balance, June 30, 2007              150,735,625   $193,043  $11,081,445   $(839,463) $(7,325,772)        $38,490    $3,147,743
                                 =============================================================================================

                          The accompanying notes are an integral part of these consolidated financial statements

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                            For the six months Ended        January 5, 2001
                                                                    June 30                  (Inception) to
                                                                                                   June 30,
                                                                    2007           2006                2007
                                                                      A$             A$                  A$
                                                                     ---            ---                 ---

CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss)                                                   (2,809,501)       (57,201)         (8,165,235)
                                                         --------------------------------------------------

Adjustments to reconcile net (loss) to net cash provided
 (used) by operating activities:
Foreign exchange                                                 156,535        (1,709)             195,209
Shares and Options Issued for Stock Based Compensation           170,947              -             942,105
Depreciation                                                       6,549              -               7,570
Provision for rehabilitation                                      90,000              -              90,000
Exploration costs                                                173,796              -             173,796
Accrued interest added to principal                               14,683          4,490              51,965
Net Change in:
Receivables                                                       20,954              -           (148,317)
Prepayments and deposits                                       (182,287)              -           (206,118)
Accounts Payable and Accrued Expenses                            185,094        (2,001)             749,906
                                                         --------------------------------------------------
Net Cash (Used) by Operating Activities                      (2,173,230)       (56,421)         (6,389,847)
                                                         --------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Property, Equipment and Motor Vehicles              (95,526)              -           (107,799)
                                                         --------------------------------------------------
Net Cash (Used) in Investing Activities                         (95,526)              -           (107,799)
                                                         --------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Advances Payable - Affiliates                                (1,203,612)              -              41,733
Repayment of Convertible Debenture                                     -              -           (130,310)
Repayment of Shareholder Advance                                       -              -               (641)
Proceeds from Convertible Debenture Payable                            -              -             130,310
Shareholder Advance                                                    -              -               6,621
Proceeds from Issuance of Stock                                7,631,992              -          11,527,727
Cost of Share Issues                                         (1,114,527)              -         (1,242,903)
Net Borrowing/Repayments from Affiliates                               -         57,778              50,003
                                                         --------------------------------------------------

Net Cash Provided by Financing Activities                      5,313,853         57,778          10,382,540
                                                         --------------------------------------------------

Net Increase in Cash                                           3,045,097          1,357           3,884,894

Cash at Beginning of Period                                      839,797              -                   -
                                                         --------------------------------------------------

Cash at End of Period                                          3,884,894          1,357           3,884,894
                                                         --------------------------------------------------

Supplemental Disclosures:
Cash Paid for interest                                            18,335              -              18,335
Cash Paid for income taxes                                             -              -                   -
Stock and Options Issued for consulting fees                      59,074              -             866,211
Equipment obtained through a capital lease                             -              -              24,581
Advances charged to paid in capital                                    -              -              12,144
Capital lease obligation for exploration costs                   362,462              -             362,462
Interest in relation to capital lease obligation for
exploration costs                                                 42,313              -              42,313

           The accompanying notes are an integral part of these consolidated financial statements

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                   Notes to Financial Statements June 30, 2007

1. ORGANISATION AND BUSINESS

         Legend International Holdings, Inc, ("the Company"), was incorporated under the laws of the State of Delaware on January 5, 2001.

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

         Following a change of management in November 2004, the Company developed a new plan of operations for fiscal 2006, which is to engage in mineral exploration and development activities. The Company's current business plan calls for the identification of mineral properties, in South America and other parts of the world, where it can obtain secure title to exploration, development and mining interests. The Company's preference is to identify large gold deposits with low operating costs. The Company is prepared to consider the exploration, development and mining of profitable base metal interests. At the beginning of 2006, the Company expanded its areas of interest to include diamond exploration activities and in July 2006, the Company completed the acquisition of certain diamond mining tenements in Northern Australia. Since that time, the Company has identified that those mining tenements in Northern Australia also have potential for uranium and base metals.

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

Exploration Stage Enterprise

         The Company is an exploration stage enterprise. The Company is devoting all of its present efforts in securing and establishing its exploration business through field sampling and drilling programs in the Northern Territory of Australia.

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

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                   Notes to Financial Statements June 30, 2007

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

         Between October 1, 2006 and December 31, 2006, Legend issued a further 4,104,000 shares of common stock at a placement price of US$0.22 per share raising A$1,854,418 (US$1,412,000). The securities were issued pursuant to a private placement and are issued in reliance upon an exemption

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                   Notes to Financial Statements June 30, 2007

2.       STOCKHOLDERS' EQUITY (Cont'd)

from the registration requirements of the Securities Act of 1933, as amended ("The Act") under Section 4(2) of the Act.

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

         In December 2006, 19,000 options were exercised using the cashless exercise feature in the terms and conditions of the options and the Company issued 16,500 shares of common stock.

         In December 2006, 526,600 options were exercised using the cashless exercise feature and the Company issued 526,500 shares of common stock.

         Between January 1, 2007 and March 31, 2007, Legend issued a further 8,462,624 shares of common stock at a placement price of US$0.25 raising A$2,709,162 (US$2,115,656). The securities were issued pursuant to a private placement and are issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933 as amended ("The Act") under Section 4(2) of the Act.

         Between April 1, 2007 and June 30 2007, Legend issued a further 16,270,000 shares of common stock at a placement price of US$0.25 per share, raising A$4,891,830 (US$4,067,500). The securities were issued pursuant to a private placement and are issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933 as amended ("The Act") under Section 4(2) of the Act.

         Effective June 15, 2007, Legend issued a further 200,000 shares of common stock at a placement price of US$0.25 per share for consulting fees amounting to A$59,074 (US$50,000).

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

                      LEGEND INTERNATIONAL HOLDINGS, INC.
                   Notes to Financial Statements June 30, 2007

2.       STOCKHOLDERS' EQUITY (Cont'd)

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

         An external consultant has calculated the fair value of the 7,425,000 options using the Binomial valuation method using the following inputs:

Grant date         Sept 19, 2006   Sept 19, 2006  Sept 19, 2006  Sept 19, 2006   Sept 19, 2006    Sept 19, 2006
-----------------------------------------------------------------------------------------------------------------
Grant date share     US$0.222        US$0.222       US$0.222        US$0.222        US$0.222         US$0.222
 price
-----------------------------------------------------------------------------------------------------------------
Vesting date       Sept 19, 2007   Sept 19, 2007  Sept 19, 2008  Sept 19, 2008   Sept 19, 2009    Sept 19, 2009
-----------------------------------------------------------------------------------------------------------------
Expected life in
 years                 5.50            5.50           6.00            6.00            6.50             6.50
-----------------------------------------------------------------------------------------------------------------
Risk-free rate         4.69%           4.69%          4.69%          4.69%           4.69%            4.69%
-----------------------------------------------------------------------------------------------------------------
Volatility              60%             60%            60%            60%             60%              60%
-----------------------------------------------------------------------------------------------------------------
Exercise price       US$0.444         US$1.00       US$0.444        US$1.00         US$0.444         US$1.00
-----------------------------------------------------------------------------------------------------------------
Call option value     US$0.09         US$0.05        US$0.10        US$0.06         US$0.10          US$0.06
-----------------------------------------------------------------------------------------------------------------

         The Company adopted revised SFAS No.123, Share-Based payment, which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of that company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments.

                                        Options  Option Price          Weighted
                                        -------     Per Share          Average
                                                          US$   Exercise Price
                                                          --                US$
                                                                            --

Outstanding at January 1, 2006               -              -                -
Granted                              7,425,000     0.444-1.00             0.69
Forfeited                                    -              -                -
                                  --------------------------------------------
Outstanding at December 31, 2006     7,425,000     0.444-1.00             0.69
Granted                                      -              -                -
Forfeited                            (675,000)              -                -
                                  --------------------------------------------
Outstanding at June 30, 2007         6,750,000     0.444-1.00             0.69
                                  --------------------------------------------

         The range of exercise price is US$0.444 to US$1.00 per option. The weighted average per option fair value of options granted during 2006 was US$0.07 and the weighted average remaining contractual life of those options is 9 years. No options are currently exercisable.

         The total value of the outstanding options equates to A$613,355 (US$461,733) and is being amortised over the vesting periods.

         For the six months ended June 30, 2007, the amortization amounted to A$167,761 (US$155,571).

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                   Notes to Financial Statements June 30, 2007

2.       STOCKHOLDERS' EQUITY (Cont'd)

Issue of Options under Equity Incentive Plan

         Effective May 16, 2007, the Company issued 862,500 options over shares of common stock to Employees under the 2006 Equity Incentive Plan that has been adopted by the Directors of the Company. The options will vest as follows: 1/3 after 12 months, 1/3 after 24 months and the balance of 1/3 after 36 months. The exercise price of the options is US$1.00 for the President and Chief Executive Officer and one other participant; and for all other participants, US$0.444 for 50% of the options and US$1.00 for the balance of 50% of the options. The latest exercise date for the options is May 16, 2017.

         The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.

         An external consultant has calculated the fair value of the 862,500 options using the Binomial valuation method using the following inputs:


Grant date         May 16, 2007   May 16, 2007   May 16, 2007  May 16, 2007  May 16, 2007   May 16, 2007
---------------------------------------------------------------------------------------------------------
Grant date share      US$0.25        US$0.25       US$0.25       US$0.25       US$0.25        US$0.25
 price
---------------------------------------------------------------------------------------------------------
Vesting date       May 16, 2008   May 16, 2008   May 16, 2009  May 16, 2009  May 16, 2010   May 16, 2010
---------------------------------------------------------------------------------------------------------
Expected life in
 years                 5.50           5.50           6.00          6.00          6.50           6.50
---------------------------------------------------------------------------------------------------------
Risk-free rate         4.92%          4.92%         4.92%         4.92%         4.92%          4.92%
---------------------------------------------------------------------------------------------------------
Volatility              60%            60%           60%           60%           60%            60%
---------------------------------------------------------------------------------------------------------
Exercise price       US$0.444        US$1.00       US$0.444      US$1.00       US$0.444       US$1.00
---------------------------------------------------------------------------------------------------------
Call option value    US$0.1111      US$0.064       US$0.117      US$0.072      US$0.124       US$0.079
---------------------------------------------------------------------------------------------------------

         The Company adopted revised SFAS No.123, Share-Based payment, which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of that company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments.

                                          Options   Option Price           Weighted
                                          -------      Per Share            Average
                                                             US$     Exercise Price
                                                             ---                US$
                                                                                ---

Outstanding at January 1, 2007                 -               -                  -
Granted                                  862,500      0.444-1.00               0.69
Forfeited                                      -               -                  -
                                 --------------------------------------------------
Outstanding at June 30, 2007             862,500      0.444-1.00               0.69

         The range of exercise price is US$0.444 to US$1.00 per option. The weighted average per option fair value of options granted during 2007 was US$0.0945 and the weighted average remaining contractual life of those options is 16 years. No options are currently exercisable. The forfeiture rate of 56.52% is based on personnel retention history for persons in this class of participants by AXIS Consultants Pty Ltd.

         The total value of the outstanding options including employee retention factor equates to A$42,593 (US$35,437) and is being amortised over the vesting periods.

         For the six months ended June 30, 2007, the amortization amounted to A$3,186 (US$2,650).

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                   Notes to Financial Statements June 30, 2007

3. SHORT-TERM ADVANCE - AFFILIATE

                                                                                        A$
                                                                                      2007
                                                                                      ----

Amount owing to AXIS Consultants Pty Ltd, a corporation affiliated with the         66,588
President of the Company. Interest accrued at the rate of 10.10% per annum being the "Reference Rate" of the ANZ Banking Group Ltd.
                                                                            ---------------

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

         The Company is required to reimburse AXIS for any direct costs incurred by AXIS for the Company. In addition, the Company is required to pay a proportion of AXIS's overhead cost based on AXIS's management estimate of our utilisation of the facilities and activities of AXIS plus a service fee of not more than 15% of the direct and overhead costs. AXIS has not charged the 15% service fee to us. Amounts invoiced by AXIS are required to be paid by us. The Company is also not permitted to obtain from sources other than AXIS, and the Company is not permitted to perform or provide ourselves, the services contemplated by the Service Agreement, unless the Company first requests AXIS to provide the service and AXIS fails to provide the service within one month.

         The Service Agreement may be terminated by AXIS or us upon 60 days prior notice. If the Service Agreement is terminated by AXIS, the Company would be required to independently provide, or to seek an alternative source of providing, the services currently provided by AXIS. There can be no

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                   Notes to Financial Statements June 30, 2007

4.       AFFILIATE TRANSACTIONS (Cont'd)

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

         During the six months ending June 30, 2006, AXIS charged the Company A$19,500 for management fees, A$21,066 for salaries incurred in relation to AXIS staff that provided services to the Company and charged interest of A$3,499 on the outstanding balance. AXIS charged interest at a rate of 9.35% to 9.60%. AXIS did not charge a service fee for fiscal 2006.

         During the six months ending June 30, 2007, AXIS charged the Company A$399,883 for management and administration services, and A$380,562 for exploration services and charged interest of A$14,683 on the outstanding balance and the Company repaid A$1,048,643. AXIS charged interest at a rate of 10.10% for the six months ended June 30, 2007. The amount owed to AXIS at June 30, 2007 was A$66,588.

         Wilzed Pty Ltd, a company associated with President and CEO of the Company, Joseph Gutnick, has paid expenses on behalf of the Company and has provided loan funds to enable the Company to meet its liabilities. During the six months to June 30, 2006, Wilzed loaned the Company A$19,251 and charged interest of A$946 on the outstanding balance. At June 30, 2006, the Company owed Wilzed A$101,977. Wilzed charged interest at a rate of 9.35% to 9.60%. The amount owing at June 30, 2007 is A$nil.

         Mr Joseph Gutnick, the President of the Company advanced the Company the initial deposit on opening a US Dollar bank account. During the six months ended June 30, 2007, the balance of A$831, owing of the initial advance of A$1,303 (US$1,000) less expenses incurred of A$472, was repaid.

         Effective as of March 3, 2006, Legend entered into a Contract for the Sale of Mining Tenements ("Contract") with Astro Diamond Mines N.L. ("Astro") an Australian company pursuant to which the Company acquired certain diamond mining tenements in Northern Australia from Astro. The consideration payable by Legend to Astro was A$1.5 million and Legend was also required to pay to Astro any costs incurred on the tenements after February 1, 2006. Astro provided commercial warranties which are usual for a transaction of this nature in favour of Legend. Under Australian law, Astro was required to provide an independent experts report to shareholders for this transaction. In order to prepare the independent experts report, a mineral valuation was prepared on behalf of Astro which indicated that the preferred value for the tenements that are the subject of the transaction was A$1.5 million. This formed the basis of the consideration agreed by the parties. The President and Chief Executive Officer of the Company, Mr. J. I. Gutnick, is Chairman and Managing Director of Astro and Dr DS Tyrwhitt, an independent Director of the Company is also a Director of Astro. The tenements are located in the Northern Territory of Australia and are prospective for diamonds. Astro incurred costs on the mining tenements from February 1, 2006 which at settlement Legend was required to pay. However, Astro had not quantified the amount at the date of settlement and it was only finally quantified in November 2006. At December 31, 2006, the Company owed Astro A$942,433 for these costs including interest of A$21,302. During the six months ended June 30, 2007, the amount was repaid including the interest charge for the six months ended June 30, 2007 of A$16,774. Astro charged interest at a rate of 10.10%.

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                   Notes to Financial Statements June 30, 2007

5.       COMMITMENTS

         During December 2006, the Company entered into a capital lease agreement for a motor vehicle which expires in 2008. The lease agreement has a monthly repayment amount of A$1,123. The future minimum lease repayments under a non-cancellable lease at June 30, 2007 are A$12,276 for 2007 and A$5,480 for 2008.

         During June 2007, the Company entered into a commercial hire purchase agreement for proposed on-site accommodation units, which expires in 2008. The hire purchase agreement has a monthly repayment amount of A$20,954 and a final repayment of A$174,280 in June 2008. The future minimum lease repayments under a non-cancellable lease at June 30, 2007 are A$362,462 and interest of A$42,313.

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

                                                                            2007
                                                                              A$

Not later than one year                                                1,445,000

Later than one year but not later than five years                      1,595,000

More than five years                                                      60,000
                                                                 ---------------
                                                                      3,100,000
                                                                 ===============

6. PROVISION FOR REHABILITATION

                                                                            2007
Deposits                                                                      A$

Cash deposits have been provided to the Department of Business, Industry and Resource Development of Northern
Territory for the purpose of guaranteeing the Company's performance in accordance with Northern Territory mining law.

The  performance  relates to the requirement that  the Company adheres to the terms and conditions of its exploration
licences, which inter alia requires site restoration.  However, the  Directors do not anticipate the Department of Business,
Industry and Resource Development of Northern  Territory will exercise these guarantees as the Company adheres to all
conditions of its exploration licences.                                   90,000
                                                                 ---------------

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                   Notes to Financial Statements June 30, 2007

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

         In February 2007 the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115", which permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect SFAS 159 to have a material impact on its results of operations or financial position.

8. EVENTS SUBSEQUENT TO BALANCE SHEET DATE

         Since June 30, 2007 and up to July 31, 2007, Legend has sold 4,404,000 shares of common stock at a placement price of US$0.25 per share raising A$1,271,200 (US$1,101,000). The securities were issued pursuant to a private placement and are issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933 as amended ("The Act") under Section 4(2) of the Act.

         Since June 30, 2007 and up to July 31, 2007, Legend has issued 2,150,200 shares of common stock at a price of US$0.25 amounting to A$620,600 (US$537,500) for consulting fees.


9. FUTURE DEVELOPMENTS

         On May 13, 2007, the Company announced that it intends to spin off its uranium exploration interests to a new public company to be traded on the over the counter market in the USA. The Company intends to distribute to existing shareholders of the Company, as a dividend, shares in the new company, on a pro-rata basis to their holdings in Legend. A record date for the transaction will be announced. The shares of the new company will not be distributed to the shareholders of Legend until a registration statement covering such shares has been filed with and declared effective by the Securities and Exchange Commission. This communication does not constitute an offer of any securities for sale.

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

         The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar during the periods indicated:

         6 months ended June 30, 2006              A$1.00 = US$.7301
         6 months ended June 30, 2007              A$1.00 = US$.8488

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

RESULTS OF OPERATION

Three Months Ended June 30, 2007 vs. Three Months Ended June 30, 2006.

         Costs and expenses increased from A$28,233 in the three months ended June 30, 2006 to A$1,451,111 in the three months ended June 30, 2007. The increase in expenses is a net result of:

     a) exploration expenditure incurred and written off for the three months ended June 30, 2007 of A$946,021. In July 2006, we acquired diamond exploration tenements and commenced exploration activities for the first time. The exploration costs included drilling, geological/geophysical contractors, salaries for contract field staff, travel costs, accommodation and tenement holding costs. There was no comparable exploration in the three months ended June 30, 2006.

     b) an increase in legal, accounting and professional expense from A$9,850 for the three months ended June 30, 2006 to A$33,636 for the three months ended June 30, 2007 as a result of the increase in legal fees for general legal work including stock transfer matters, regulatory filings, stock transfer agent fees, and audit fees for professional services in relation to the Form 10-QSB's and the Form SB-2 Registration Statement. All fees have increased in the six months to June 30, 2007 as a result of increased activity by the Company as a consequence of the acquisition of mining tenements and capital raising activities and preparation of the Form SB-2 Registration Statement.

     c) an increase in administrative costs from A$15,751 in the three months ended June 30, 2006 to A$393,515 in the three months ended June 30, 2007 as a result of an increase in direct costs, including salaries, indirect costs and service fees charged to the Company by AXIS Consultants Pty Ltd. The increase related to the increase in activity by the Company as a consequence of the acquisition of mining tenements, preparation of regulatory filings, capital raising activities and preparation of the Form SB-2 Registration Statement.

Three Months Ended June 30, 2007 vs. Three Months Ended June 30, 2006. (Cont'd)

     d) an increase in interest expense from A$2,632 for the three months ended June 30, 2006 to A$6,777 for the three months ended June 30, 2007 due to the increase in interest bearing debt of the Company. For the three months ended June 30, 2006, the Company was charged interest on short term loan funds used to maintain the Company's activities. For the three months ended June 30, 2007, AXIS charged interest of A$6,282, overdrawn bank account A$12 and motor vehicle finance interest charged of A$483.

     e) an increase in stock based compensation from A$nil in the three months ended June 30, 2006 to A$71,162 in the three months ended June 30, 2007 as a result of the issue of options under the 2006 Incentive Option Plan in September 2006 and in May 2007 and an adjustment for forfeited options. See note 2 to the interim financial statements for further details on the options issued.

         As a result of the foregoing, the loss from operations increased from A$28,233 for the three months ended June 30, 2006 to A$1,447,654 for the three months ended June 30, 2007. A foreign currency exchange loss of $125,964 was recorded for the three months ended June 30, 2007 as a result of the movement in the Australian dollar versus the US dollar (three months ended June 30, 2006: loss $2,201). The net loss was A$30,434 for the three months ended June 30, 2006 compared to a net loss of A$1,573,618 for the three months ended June 30, 2007.

Six Months Ended June 30, 2007 vs. Six Months Ended June 30, 2006.

         Costs and expenses increased from A$57,864 in the six months ended June 30, 2006 to A$2,657,369 in the six months ended June 30, 2007. The increase in expenses is a net result of:

     a) exploration expenditure incurred and written off for the six months ended June 30, 2007 of A$1,695,409. In July 2006, we acquired diamond exploration tenements and commenced exploration activities for the first time. The exploration costs included drilling, geological/geophysical contractors, salaries for contract field staff, travel costs, accommodation, meals and tenement holding costs. There was no comparable exploration in the six months ended June 30, 2006.

     b) an increase in legal, accounting and professional expense from A$18,168 for the six months ended June 30, 2006 to A$59,299 for the six months ended June 30, 2007 as a result of the increase in legal fees for general legal work including stock transfer matters, regulatory filings, stock transfer agent fees, and audit fees for professional services in relation to the Form 10-QSB's and the Form SB-2 Registration Statement. All fees have increased in the six months ended June 30, 2007 as a result of increased activity by the Company as a consequence of the acquisition of mining tenements, capital raising activities and preparation of the Form SB-2 Registration Statement.

     c) an increase in administrative costs from A$35,286 in the six months ended June 30, 2006 to A$698,708 in the six months ended June 30, 2007 as a result of an increase in direct costs, including salaries, indirect costs and service fees charged to the Company by AXIS Consultants Pty Ltd. The increase related to the increase in activity by the Company as a consequence of the acquisition of mining tenements, preparation of regulatory filings and capital raising activities and preparation of the Form SB-2 Registration Statement.

     d) an increase in interest expense from A$4,410 for the six months ended June 30, 2006 to A$33,006 for the six months ended June 30, 2007 due to the increase in interest bearing debt of the Company. For the six months ended June 30, 2006, the Company was charged interest on short term loan funds used to maintain the Company's activities. For the six months ended June 30, 2007, AXIS charged interest of A$14,683, Astro charged interest of A$16,774, general

Six Months Ended June 30, 2007 vs. Six Months Ended June 30, 2006. (Cont'd)

         interest was charged on outstanding accounts payable liabilities of A$479, overdrawn bank account A$12 and motor vehicle finance interest was charged of A$1,058.

     e) an increase in stock based compensation from A$nil in the six months ended June 30, 2006 to A$170,947 in the six months ended June 30, 2007 as a result of the issue of options under the 2006 Incentive Option Plan in September 2006 and in May 2007 and an adjustment for forfeited options. See note 2 for further details on the options issued.

         As a result of the foregoing, the loss from operations increased from A$57,864 for the six months ended June 30, 2006 to A$2,652,966 for the six months ended June 30, 2007. A foreign currency exchange loss of $156,535 was recorded for the six months ended June 30, 2007 as a result of the movement in the Australian dollar versus the US dollar (six months ended June 30, 2006: gain $663). The net loss was A$57,201 for the six months ended June 30, 2006 compared to a net loss of A$2,809,501 for the six months ended June 30, 2007.

Liquidity and Capital Resources

         For the six months ended June 30, 2007, net cash used in operating activities was A$2,173,230 primarily consisting of the net loss of A$2,809,500 increase in prepayments and deposits of A$101,708 and partially offset by a decrease in accounts receivable of A$12,995 and increase in accounts payable and accrued expenses of A$376,269; net cash used in investing activities was A$95,526 being primarily for the purchase of motor vehicles; net cash provided by financing activities was A$5,313,853 being net proceeds from share issues of A$6,517,465 and net repayments to affiliates of A$1,203,612.

         As at June 30, 2007 the Company had A$3,884,894 in cash and A$165,697 in receivables and short-term obligations of A$1,220,180 comprising accounts payable including affiliates and accrued expenses.

         Subsequent to June 30, 2007, Legend has received funds for and issued 4,404,000 shares of common stock at an issue price of US$0.25 for a total of US$1,101,000 (A$1,265,000). The shares issued are restricted shares. The funds will be used to fund the exploration on the Northern Australian diamond interests and for working capital. The securities that are being issued pursuant to the Private Placement are being issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act) under Section 4(2) of the Act.

         On August 3, 2007, the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission to register an aggregate of 159,537,975 shares of common stock for sale by selling shareholders.

         The Company has continued with its exploration plan to drill targets on the North Australian tenements and anticipates that the drilling will cease for calendar 2007 in December when the wet season commences which restricts access. Exploration activities will then be limited to assessment of the drilling through to the end of the wet season in approximately late March 2008 when access to field sites becomes available. At that time exploration activities in the field will re-commence.

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

Cautionary Safe Harbor Statement under the United States Private Securities Litigation Reform Act of 1995.

         Certain information contained in this Form 10-QSB's forward looking information within the meaning of the Private Securities Litigation Act of 1995 (the "Act") which became law in December 1995. In order to obtain the benefits of the "safe harbor" provisions of the act for any such forwarding looking statements, the Company wishes to caution investors and prospective investors about significant factors which among others have affected the Company's actual results and are in the future likely to affect the Company's actual results and cause them to differ materially from those expressed in any such forward looking statements. This Form 10-QSB report contains forward looking statements relating to future financial results. Actual results may differ as a result of factors over which the Company has no control including, without limitation, the risks of exploration and development stage projects, political risks of development in foreign countries, risks associated with environmental and other regulatory matters, mining risks and competition and the volatility of uranium, base metal, diamond and gold prices, movements in the foreign exchange rate and the availability of additional financing for the Company. Additional information which could affect the Company's financial results is included in the Company's Form 10-KSB on file with the Securities and Exchange Commission.

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

         Not Applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

Item 5.  OTHER INFORMATION

         Not Applicable

Item 6.  EXHIBITS

         (a)   Exhibit No.   Description
               ----------    ------------

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

                                 LEGEND INTERNATIONAL HOLDINGS, INC.

                                 By:

                                            /s/Joseph I. Gutnick
                                            -------------------------
                                            Joseph I. Gutnick
                                            Chairman of the Board, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

                                 By:

                                            /s/Peter Lee
                                            -------------------------
                                            Peter Lee
                                            Peter Lee, Secretary and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

                                     Dated August 14, 2007

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