Form 10QSB
period 2007-09-30
LEGEND INTERNATIONAL HOLDINGS INC
filed 2007-11-14
CIK 1132143

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 2O549

                                   FORM 10-QSB

 (Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2007     or
                               ------------------------

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________
Commission File Number 000-32551
                       ---------

                       LEGEND INTERNATIONAL HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter)

           Delaware                                            233067904
--------------------------------                         ---------------------
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
Yes     X                 No
   -----------               ----------


Indicate by check mark whether the Registrant is a shell company (as defined in Rule 126.2 of the Exchange Act).
Yes                       No     X
   -----------               ----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. There were 156,885,885 outstanding shares of Common Stock as of October 31, 2007.

    Transitional Small Business Disclosure Format (Check one) Yes      No  X
                                                                 -----   -----

Table Of Contents

                                                                                                            PAGE NO
                                                                                                            ---------

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




                                                                                                                1

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the financial position of the Company and subsidiaries as of September 30, 2007, the results of its operations for the three and nine month periods ended September 30, 2007 and September 30, 2006, and the changes in its cash flows for the three and nine month periods ended September 30, 2007 and September 30, 2006, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Foreign Currency

The functional and reporting currency of the Company is the Australian dollar.


UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                         (An Exploration Stage Company)
                                  Balance Sheet
                               September 30, 2007
                                   (Unaudited)

ASSETS                                                                                           A$
                                                                                                 --

Current Assets:
Cash                                                                                      2,807,432
Receivables                                                                                 218,983
Prepayments                                                                                 114,973
                                                                                   -----------------

Total Current Assets                                                                      3,141,388
                                                                                   -----------------

Non-Current Assets:
Property and Equipment, net                                                                 141,527
Deposits                                                                                    281,708
                                                                                   -----------------

Total Non-Current Assets                                                                    423,235
                                                                                   -----------------

Total Assets                                                                              3,564,623
                                                                                   =================

LIABILITIES

Current Liabilities:
Accounts payable and accrued expenses                                                       423,382
Lease liability                                                                             325,777
                                                                                   -----------------

Total Current Liabilities                                                                   749,159
                                                                                   -----------------

Non Current Liabilities:
Lease liability                                                                               2,218
Provision for rehabilitation                                                                 90,000
                                                                                   -----------------

Total Non Current Liabilities:                                                               92,218
                                                                                   -----------------

Total Liabilities                                                                           841,377
                                                                                   -----------------

Commitments and Contingencies (Notes 4 and 5)

Stockholders' Equity

Common Stock: US$.001 par value, 200,000,000 shares authorized
156,885,885 issued                                                                          200,240
Additional Paid-in-Capital                                                               12,726,486
Other Comprehensive Gain                                                                     38,490
Retained Deficit During Development period                                                (839,463)
Retained Deficit During Exploration period                                              (9,402,507)
                                                                                   -----------------

Total Stockholders' Equity                                                                2,723,246
                                                                                   -----------------

Total Liabilities and Stockholders' Equity                                                3,564,623
                                                                                   =================

 The accompanying notes are an integral part of these consolidated financial statements.

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                         (An Exploration Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                 For the three months             For the nine months              January 5,
                                                  ended September 30                 September 30                        2001
                                                                                                               (Inception) to
                                                                                                                September 30,
                                                      2007            2006              2007           2006              2007
                                                        A$              A$                A$             A$                A$
                                                        --              --                --             --                --
                                            ---------------------------------------------------------------------------------

Revenues:

Sales                                                   -               -                 -              -              6,353
less Cost of Sales                                      -               -                 -              -             (1,362)
                                            ---------------------------------------------------------------------------------

Gross Profit                                            -               -                 -              -              4,991

Other Income
Interest Income                                     2,068               -             6,471              -             11,292

                                            ---------------------------------------------------------------------------------

                                                    2,068               -             6,471               -            16,283
                                            ---------------------------------------------------------------------------------

Costs and Expenses:
Exploration Expenditure                         1,274,519       2,853,528         2,969,928      2,853,528          7,530,701
Legal, accounting & professional                   47,997          32,760           107,296         51,281            286,303
Stock Based compensation                           84,632               -           255,579              -          1,126,521
Interest expense, net                              14,009           7,990            47,015         12,435            123,179
Administration expenses                           498,186          75,127         1,196,894        110,484          2,040,849
                                            ----------------------------------------------------------------------------------

Total Expenses                                  1,919,343       2,969,405         4,576,712      3,027,728         11,107,553
                                            ----------------------------------------------------------------------------------


(Loss) from operations                        (1,917,275)     (2,969,405)       (4,570,241)    (3,027,728)       (11,091,270)

Foreign currency exchange gain/(loss)           (159,460)        (32,115)         (315,995)       (32,115)          (386,583)
                                            ----------------------------------------------------------------------------------

(Loss) before income taxes                    (2,076,735)     (3,001,520)       (4,886,236)    (3,059,843)       (11,477,853)

Provision for Income Tax                                -               -                 -              -                  -
                                            ----------------------------------------------------------------------------------

Net (Loss)                                    (2,076,735)     (3,001,520)       (4,886,236)    (3,059,843)       (11,477,853)
                                            ----------------------------------------------------------------------------------

Basic and Diluted (Loss) Per Common
Equivalent Shares                                A$(0.01)        A$(0.03)          A$(0.03)       A$(0.05)           A$(0.29)
                                            ==================================================================================

Weighted Average Number of Common Equivalent  155,186,494      97,893,356       141,566,192     59,523,070         40,041,048
Shares Outstanding
                                            ==================================================================================

The accompanying notes are an integral part of these consolidated financial statements

                      LEGEND INTERNATIONAL HOLDINGS, INC.
                         (An Exploration Stage Company)
                  Statements of Stockholders' Equity (Deficit)
                     for the period ended September 30, 2007

                                     Common Stock                   Retained
                                                                   (Deficit)    (Deficit)
                                                       Additional  During the   During the      Other      Stockholders'
                                                Par     Paid-In    Development  Exploration  Comprehensive    Equity
                                                Value    Capital     Period       Period         Gain        (Deficit)
                                    Shares       A$        A$          A$           A$            A$            A$
                                  --------------------------------------------------------------------------------------
Balance, January 5, 2001                    -        -          -            -            -              -             -

Shares issued to founder for
 organisation cost and services
 at US$0.05 per shares              4,297,500    2,489    121,957            -            -              -       124,446
Shares Issued for services
 rendered at US$0.05 per share        146,250       85      4,150            -            -              -         4,235
Shares Issued for Cash                616,500      357     17,495            -            -              -        17,852

Net Loss                                    -        -          -    (131,420)            -              -     (131,420)
                                  --------------------------------------------------------------------------------------
Balance, December 31, 2001          5,060,250    2,931    143,603    (131,420)            -              -        15,113
Shares Issued for Cash                225,000      130      6,385            -            -              -         6,516
Shares Issued for Officer's
 Compensation                      11,250,000    6,516    156,372            -            -              -       162,888

Net Loss                                    -        -          -    (182,635)            -              -     (182,635)
                                  --------------------------------------------------------------------------------------
Balance, December 31, 2002         16,535,250    9,576    306,360    (314,055)            -              -         1,882
Shares Issued for services
 rendered at US$0.05 per share      5,026,500    2,911    142,645            -            -              -       145,556

Net Loss                                    -        -          -    (156,966)            -              -     (156,966)
                                  --------------------------------------------------------------------------------------
Balance, December 31, 2003         21,561,750   12,488    449,006    (471,022)            -              -       (9,528)
Shares Issued for services
 rendered at US$0.05 per share      2,004,750    1,161     56,892            -            -              -        58,053
Options Issued for services                 -        -    160,672            -            -              -       160,672
Loan forgiveness-former major
 shareholder                                -        -     12,144            -            -              -        12,144

Net Loss                                    -        -          -    (234,610)            -              -     (234,610)
                                  --------------------------------------------------------------------------------------
Balance, December 31, 2004         23,566,500   13,649    678,714    (705,632)            -              -      (13,269)
Shares issued on cashless
 exercise of options               17,085,938    9,896    (9,896)            -            -              -             -
Net Loss                                    -        -          -     (75,508)            -              -      (75,508)
                                  --------------------------------------------------------------------------------------
Balance, December 31, 2005         40,652,438   23,544    668,818    (781,140)            -              -      (88,778)
Share issued on cashless exercise
 of options                        72,281,329   93,336   (93,336)            -            -              -             -
Shares issued for cash             12,756,734   16,254  3,854,843            -            -              -     3,871,367
Shares and options issued under
 settlement agreement                 112,500      144     35,272            -            -              -        35,416
Cost of share issues                        -        -  (128,376)            -            -              -     (128,376)
Amortization of options under
 stock option plan                          -        -    115,307            -            -              -       115,307
Net unrealized gain on foreign
 exchange translation                       -        -          -            -            -         38,490      (38,490)
Net Loss                                    -        -          -     (58,323)  (4,516,271)              -   (4,574,594)
                                  --------------------------------------------------------------------------------------
Balance, December 31, 2006        125,803,001 $162,505 $4,423,571   $(839,463) $(4,516,271)        $38,490    $(731,168)

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                         (An Exploration Stage Company)
                  Statements of Stockholders' Equity (Deficit)
                     for the period ended September 30, 2007
                                   (continued)

                                      Common Stock                  Retained
                                                                   (Deficit)    (Deficit)
                                                      Additional   During the   During the      Other      Stockholders'
                                               Par     Paid-In     Development  Exploration  Comprehensive    Equity
                                               Value    Capital      Period       Period         Gain        (Deficit)
                                   Shares       A$        A$           A$           A$            A$            A$
                                 ---------------------------------------------------------------------------------------
Shares issued for cash            28,732,624   35,041   8,781,770            -            -              -     8,816,811
Cost of share issues                       -        - (1,405,283)            -            -              -   (1,405,283)
Shares issued for consulting
 fees                              2,350,200    2,694     670,849            -            -              -       673,543
Amortization of options under
 stock option plan                         -        -     255,579            -            -              -       255,579
Net Loss                                   -        -           -            -  (4,886,236)              -   (4,886,236)
                                 ---------------------------------------------------------------------------------------
Balance, September 30, 2007      156,885,825 $200,240 $12,726,486   $(839,463) $(9,402,507)        $38,490    $2,723,246
                                 =======================================================================================

The accompanying notes are an integral part of these consolidated financial statements

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                        For the nine months Ended    January 5, 2001
                                              September 30            (Inception) to
                                                                       September 30,
                                                2007           2006             2007
                                                  A$             A$               A$
                                      ----------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                               (4,886,236)    (3,059,843)     (10,241,970)
                                      ----------------------------------------------

Adjustments to reconcile net (loss)
 to net cash provided (used) by
 operating activities:
Foreign exchange                             315,995         32,115          354,669
Shares and Options Issued for Stock
 Based Compensation
- Employees                                  255,579              -        1,026,737
- Consultants                                 53,269                          53,269
Depreciation                                  12,404              -           13,425
Provision for rehabilitation                  90,000              -           90,000
Exploration costs                            142,215              -          142,215
Accrued interest added to principal                -         12,435           37,282
Net Change in:
Receivables                                 (33,833)      (131,412)        (203,104)
Prepayments and deposits                   (295,762)       (18,198)        (400,321)
Accounts Payable and Accrued
 Expenses                                    (6,400)        759,573          558,412
                                      ----------------------------------------------

Net Cash (Used) by Operating
 Activities                              (4,352,769)    (2,405,330)      (8,569,386)
                                      ----------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property, Equipment and
 Motor Vehicles                            (125,899)              -        (138,172)
                                      ----------------------------------------------

Net Cash (Used) in Investing
 Activities                                (125,899)              -        (138,172)
                                      ----------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Advances Payable - Affiliates            (1,271,501)        633,934         (26,156)
Repayment of Convertible Debenture                 -              -        (130,310)
Repayment of Shareholder Advance                   -              -            (641)
Proceeds from Convertible Debenture
 Payable                                           -              -          130,310
Shareholder Advance                                -              -            6,621
Proceeds from Issuance of Stock            8,816,811      1,530,291       12,712,546
Cost of Share Issues                       (787,704)              -        (916,080)
Net Borrowing/Repayments from
 Affiliates                                        -        241,577           50,003
                                      ----------------------------------------------

Net Cash Provided by Financing
 Activities                                6,757,606      2,405,802       11,826,293
                                      ----------------------------------------------

Effects of Exchange Rate on Cash           (311,303)              -        (311,303)
                                      ----------------------------------------------

Net Increase in Cash                       1,967,635            472        2,807,432

Cash at Beginning of Period                  839,797          1,291                -
                                      ----------------------------------------------

Cash at End of Period                      2,807,432          1,763        2,807,432
                                      ----------------------------------------------

Supplemental Disclosures:
Cash Paid for interest                        47,015              -           47,015
Cash Paid for income taxes                         -              -                -
Stock and Options Issued for stock
 raising consulting fees                     673,543              -        1,477,986
Equipment obtained through a capital
 lease                                                            -           24,581
Advances charged to paid in capital                               -           12,144
Capital lease obligation for
 exploration costs                           362,462              -          362,462
Interest in relation to capital
 lease obligation for exploration
 costs                                        42,313              -           42,313

The accompanying notes are an integral part of these consolidated financial statements

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                Notes to Financial Statements September 30, 2007

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

         Between April 1, 2007 and September 30 2007, Legend issued a further 16,270,000 shares of common stock at a placement price of US$0.25 per share, raising A$4,891,830 (US$4,067,500). The securities were issued pursuant to a private placement and are issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933 as amended ("The Act") under Section 4(2) of the Act.

         Effective June 15, 2007, Legend issued a further 200,000 shares of common stock at a placement price of US$0.25 per share for consulting fees amounting to A$59,074 (US$50,000).

         Between July 1, 2007 and September 30, 2007, Legend issued a further 4,000,000 shares of common stock at a placement price of US$0.25 per share raising A$1,184,819 (US$1,000,000). The securities were issued pursuant to a private placement and are issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933 as amended ("The Act") under Section 4(2) of the Act.

         Between July 1, 2007 and September 30, 2007, Legend issued a further 2,150,200 shares of common stock at a placement price of US$0.25 per share for consulting fees amounting to A$614,469 (US$537,550).

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

Issue of Options under Equity Incentive Plan

         Effective September 19, 2006, the Company issued 8,100,000 options over shares of common stock to Directors, Executives and Consultants under the 2006 Equity Incentive Plan that has been adopted by the Directors of the Company. The options will vest as follows: 1/3 after 12 months, 1/3 after 24 months and the balance of 1/3 after 36 months. The exercise price of the options is US$1.00 for the President and Chief Executive Officer and one other participant; and for all other participants, US$0.444 for 50% of the options and US$1.00 for the balance of 50% of the options. The latest exercise date for the options is September 19, 2016.

         The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.

         An external consultant has calculated the fair value of the 8,100,000 options using the Binomial valuation method using the following inputs:

Grant date              Sept 19, 2006  Sept 19, 2006  Sept 19, 2006  Sept 19, 2006  Sept 19, 2006  Sept 19, 2006
----------------------------------------------------------------------------------------------------------------
Grant date share price    US$0.222       US$0.222       US$0.222       US$0.222       US$0.222       US$0.222
----------------------------------------------------------------------------------------------------------------
Vesting date            Sept 19, 2007  Sept 19, 2007  Sept 19, 2008  Sept 19, 2008  Sept 19, 2009  Sept 19, 2009
----------------------------------------------------------------------------------------------------------------
Expected life in years      5.50           5.50           6.00           6.00           6.50           6.50
----------------------------------------------------------------------------------------------------------------
Risk-free rate              4.69%          4.69%          4.69%          4.69%          4.69%          4.69%
----------------------------------------------------------------------------------------------------------------
Volatility                   60%            60%            60%            60%            60%            60%
----------------------------------------------------------------------------------------------------------------
Exercise price            US$0.444        US$1.00       US$0.444        US$1.00       US$0.444        US$1.00
----------------------------------------------------------------------------------------------------------------
Call option value          US$0.09        US$0.05        US$0.10        US$0.06        US$0.10        US$0.06
----------------------------------------------------------------------------------------------------------------

         The Company adopted revised SFAS No.123, Share-Based payment, which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of that company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments.

                                                      Options    Option Price Per   Weighted Average
                                                                            Share     Exercise Price
                                                                              US$                US$
                                                                              ---                ---
Outstanding at January 1, 2006                              -                   -                  -
Granted                                             8,100,000          0.444-1.00               0.69
Forfeited                                                   -                   -                  -
                                            ---------------------------------------------------------
Outstanding at December 31, 2006                    8,100,000          0.444-1.00               0.69
Granted                                                     -                   -                  -
Forfeited                                         (1,462,500)                   -                  -
                                            ---------------------------------------------------------
Outstanding at September 30, 2007                   6,637,500          0.444-1.00               0.69
                                            ---------------------------------------------------------

         The range of exercise price is US$0.444 to US$1.00 per option. The weighted average per option fair value of options granted during 2006 was US$0.07 and the weighted average remaining contractual life of those options is 9 years. No options are currently exercisable.

         The total value of the outstanding options equates to A$601,743 (US$534,588) and is being amortised over the vesting periods.

         For the nine months ended September 30, 2007, the amortization amounted to A$246,022 (US$218,566).

         Effective May 16, 2007, the Company issued 862,500 options over shares of common stock to employees under the 2006 Equity Incentive Plan that has been adopted by the Directors of the Company. The options will vest as follows: 1/3 after 12 months, 1/3 after 24 months and the balance of 1/3 after 36 months. The exercise price of the options is US$0.444 for 50% of the options and US$1.00 for the balance of 50% of the options. The latest exercise date for the options is May 16, 2017.

         The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.

         An external consultant has calculated the fair value of the 862,500 options using the Binomial valuation method using the following inputs:

Grant date              May 16, 2007  May 16, 2007   May 16, 2007   May 16, 2007   May 16, 2007  May 16, 2007
-------------------------------------------------------------------------------------------------------------
Grant date share price    US$0.25        US$0.25        US$0.25        US$0.25       US$0.25       US$0.25
-------------------------------------------------------------------------------------------------------------
Vesting date            May 16, 2008  May 16, 2008   May 16, 2009   May 16, 2009   May 16, 2010  May 16, 2010
-------------------------------------------------------------------------------------------------------------
Expected life in years      5.50          5.50           6.00           6.00           6.50          6.50
-------------------------------------------------------------------------------------------------------------
Risk-free rate             4.92%          4.92%          4.92%          4.92%         4.92%         4.92%
-------------------------------------------------------------------------------------------------------------
Volatility                  60%            60%            60%            60%           60%           60%
-------------------------------------------------------------------------------------------------------------
Exercise price            US$0.444       US$1.00       US$0.444        US$1.00       US$0.444      US$1.00
-------------------------------------------------------------------------------------------------------------
Call option value        US$0.1111      US$0.064       US$0.117       US$0.072       US$0.124      US$0.079
-------------------------------------------------------------------------------------------------------------

         The Company adopted revised SFAS No.123, Share-Based payment, which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of that company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments.

                                                      Options    Option Price Per   Weighted Average
                                                                            Share     Exercise Price
                                                                              US$                US$
                                                                              ---                ---
Outstanding at January 1, 2007                              -                   -                  -
Granted                                               862,500          0.444-1.00               0.69
Forfeited                                             187,500                   -                  -
                                            ---------------------------------------------------------
Outstanding at September 30, 2007                     675,000          0.444-1.00               0.69
                                            ---------------------------------------------------------

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

         The total value of the outstanding options including employee retention factor equates to A$42,593 (US$37,840) and is being amortised over the vesting periods.

         For the nine months ended September 30, 2007, the amortization amounted to A$9,557(US$8,490).

         Effective September 10, 2007, the Company issued 300,000 options over shares of common stock to an employee under the 2006 Equity Incentive Plan that has been adopted by the Directors of the Company. The options will vest as follows: 1/3 after 12 months, 1/3 after 24 months and the balance of 1/3 after 36 months. The exercise price of the options is US$0.444 for 50% of the options and US$1.00 for the balance of 50% of the options. The latest exercise date for the options is September 10, 2017.

         The Company has engaged an external consultant to value the options and is waiting on the valuation. The Company will account for the options issued based upon their fair market value using the Binomial pricing model.

3. AFFILIATE TRANSACTIONS

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

         During the nine months ended September 30, 2006, AXIS charged the Company A$66,300 for indirect costs, A$113,476 for direct costs and charged interest of A$6,566 on the outstanding balance. AXIS charged interest at a rate of 9.35% to 9.60%. AXIS did not charge a service fee for fiscal 2006. The amount owed to AXIS at September 30, 2006 was A$248,753.

         During the nine months ended September 30, 2007, AXIS charged the Company A$709,243 for management and administration services, and A$622,096 for exploration services and charged interest of A$14,683 on the outstanding balance and the Company repaid A$1,826,060. AXIS charged interest at a rate of 10.10% for the nine months ended September 30, 2007. The amount owed by AXIS at September 30, 2007 was A$15,984 which is included in current receivables.

         Wilzed Pty Ltd, a company associated with President and CEO of the Company, Joseph Gutnick, has paid expenses on behalf of the Company and has provided loan funds to enable the Company to meet its liabilities. During the nine months to September 30, 2006, Wilzed loaned the Company A$169,251 and charged interest of A$2,922 on the outstanding balance. At September 30, 2006, the Company owed Wilzed A$179,716. Wilzed charged interest at a rate of 9.35% to 9.60%. The amount owing at September 30, 2007 is A$nil.

         Mr Joseph Gutnick, the President of the Company advanced the Company the initial deposit on opening a US Dollar bank account. During the nine months ended September 30, 2007, the balance of A$831, owing of the initial advance of A$1,303 (US$1,000) less expenses incurred of A$472, was repaid.

         Effective as of March 3, 2006, Legend entered into a Contract for the Sale of Mining Tenements ("Contract") with Astro Diamond Mines N.L. ("Astro") an Australian company pursuant to which the Company acquired certain diamond mining tenements in Northern Australia from Astro. The consideration payable by Legend to Astro was A$1.5 million and Legend was also required to pay to Astro any costs incurred on the tenements after February 1, 2006. Astro provided commercial warranties which are usual for a transaction of this nature in favour of Legend. Under Australian law, Astro was required to provide an independent experts report to shareholders for this transaction. In order to prepare the independent experts report, a mineral valuation was prepared on behalf of Astro which indicated that the preferred value for the tenements that are the subject of the transaction was A$1.5 million. This formed the basis of the consideration agreed by the parties. The President and Chief Executive Officer of the Company, Mr. J. I. Gutnick, is Chairman and Managing Director of Astro and Dr DS Tyrwhitt, an independent Director of the Company is also a Director of Astro. The tenements are located in the Northern Territory of Australia and are prospective for diamonds. Astro incurred costs on the mining tenements from February 1, 2006 which at settlement Legend was required to pay. However, Astro had not quantified the amount at the date of settlement and it was only finally quantified in November 2006. At December 31, 2006, the Company owed Astro A$942,433 for these costs including interest of A$21,302. During the nine months ended September 30, 2007, the amount was repaid including the interest charge for the nine months ended September 30, 2007 of A$16,774. Astro charged interest at a rate of 10.10%.

4.       COMMITMENTS

         During December 2006, the Company entered into a capital lease agreement for a motor vehicle which expires in 2008. The lease agreement has a monthly repayment amount of A$1,123. The future minimum lease repayments under a non-cancellable lease at September 30, 2007 are A$12,580 for 2007 and A$2,218 for 2008.

         During September 2007, the Company entered into a commercial hire purchase agreement for proposed on-site accommodation units, which expires in 2008. The hire purchase agreement has a monthly repayment amount of A$20,954 and a final repayment of A$174,280 in September 2008. The future minimum lease repayments under a non-cancellable lease at September 30, 2007 are A$313,197 and interest of A$28,175.

         During July 2007, the Company entered into a sublease agreement for the rental of office premises which expires in 2008. The total minimum payment for 2007 is US$28,773 and for 2008 US$90,511.

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

                                                                  2007
                                                                    A$
Not later than one year                                      1,445,000
Later than one year but not later than five years            1,595,000
More than five years                                            60,000
                                                          ------------
                                                             3,100,000
                                                          ============

5. PROVISION FOR REHABILITATION

Deposits                                                          2007
                                                                    A$
Cash deposits have been provided to the Department of Business, Industry and Resource Development of
Northern Territory for the purpose of
guaranteeing the Company's performance in accordance with Northern Territory mining law.

The performance relates to the requirement that
the Company adheres to the terms and conditions
of its exploration licences, which inter alia
requires site restoration. However, the Directors
do not anticipate the Department of Business,
Industry and Resource Development of Northern
Territory will exercise these guarantees as the
Company adheres to all conditions of its
exploration licences.                                          90,000
                                                          ------------

6. RECENT ACCOUNTING PRONOUNCEMENTS

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

7. EVENTS SUBSEQUENT TO BALANCE SHEET DATE

         In November 2007, Legend purchased four exploration permit for minerals licences in two separate transactions for a cash consideration of A$800,000 and the issue of 500,000 shares of common stock.

8. FUTURE DEVELOPMENTS

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

         The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar during the periods indicated:

         9 months ended September 30, 2006         A$1.00 = US$.7468
         9 months ended September 30, 2007         A$1.00 = US$.8884

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

RESULTS OF OPERATION

Three Months Ended September 30, 2007 vs. Three Months Ended September 30, 2006.

         Costs and expenses decreased from A$2,969,405 in the three months ended September 30, 2006 to A$1,919,343 in the three months ended September 30, 2007. The increase in expenses is a net result of:

a) exploration expenditure incurred and written off for the three months ended September 30, 2007 of A$1,274,519 compared to A$2,853,528 in the three months ended September 30, 2006. In July 2006, we acquired diamond exploration tenements and commenced exploration activities for the first time. The exploration costs include drilling, helicopter support, geological/geophysical contractors, salaries for contract field staff, travel costs, accommodation and tenement holding costs During the three months ended September 30, 2007, we have used drillers continuously on our exploration program in the Northern Territory. During the three months ended September 30, 2006 exploration expenditure of A$2,853,528 included the A$1,500,000 being the acquisition cost of the mineral tenements, A$81,000 in stamp duty paid and A$452,915 of exploration expenditure incurred by Astro from February 1, 2006 to the date of settlement and A$819,000 of exploration expenditure incurred since acquisition by the Company. The Company commenced a drilling program on the tenement interests in the Northern Territory of Australia as soon as settlement of the acquisition of the tenements was completed.

b) an increase in legal, accounting and professional expense from A$32,760 for the three months ended September 30, 2006 to A$47,997 for the three months ended September 30, 2007 as a result of the increase in legal fees for general legal work including stock transfer matters, regulatory filings, stock transfer agent fees, and audit fees for professional services in relation to the Form 10-QSB's and the Form SB-2 Registration Statement. All fees have increased in the three months to September 30, 2007 as a result of increased activity by the Company as a consequence of the exploration program and capital raising activities and preparation of the Form SB-2 Registration Statement.

c) an increase in administrative costs from A$75,127 in the three months ended September 30, 2006 to A$498,186 in the three months ended September 30, 2007 as a result of an increase in direct costs, including salaries, indirect costs and service fees charged to the Company by AXIS Consultants Pty Ltd. The increase related to the increase in activity by the Company as a consequence of the exploration program, preparation of regulatory filings, capital raising activities and preparation of the Form SB-2 Registration Statement.

d) an increase in interest expense from A$7,990 for the three months ended September 30, 2006 to A$14,0 09 for the three months ended September 30, 2007 due to the increase in interest bearing debt of the Company. For the three months ended September 30, 2006, the Company was charged interest on short term loan funds used to maintain the Company's activities. For the three months ended September 30, 2007, interest was charged on the motor vehicle finance lease and the camp lease.

e) an increase in stock based compensation from A$nil in the three months ended September 30, 2006 to A$84,632 in the three months ended September 30, 2007 as a result of the issue of options under the 2006 Incentive Option Plan in September 2006 and in May 2007 and an adjustment for forfeited options. See note 2 to the interim financial statements for further details on the options issued.

         As a result of the foregoing, the loss from operations increased from A$2,969,405 for the three months ended September 30, 2006 to A$1,917,275 for the three months ended September 30, 2007. A foreign currency exchange loss of $159,460 was recorded for the three months ended September 30, 2007 as a result of the movement in the Australian dollar versus the US dollar (three months ended September 30, 2006: loss $32,115). The net loss was A$3,001,520 for the three months ended September 30, 2006 compared to a net loss of A$2,076,735 for the three months ended September 30, 2007.

Nine Months Ended September 30, 2007 vs. Nine Months Ended September 30, 2006.

         Costs and expenses increased from A$3,027,728 in the nine months ended September 30, 2006 to A$4,576,712 in the nine months ended September 30, 2007. The increase in expenses is a net result of:

a) exploration expenditure incurred and written off for the nine months ended September 30, 2007 of A$2,969,928 compared to A$2,853,528 in the nine months ended September 30, 2006. In July 2006, we acquired diamond exploration tenements and commenced exploration activities for the first time. The exploration costs included drilling, helicopter support, geological/geophysical contractors, salaries for contract field staff, travel costs, accommodation, meals and tenement holding costs. During the nine months ended September 30, 2007, we have used drillers almost continuously on our exploration program in the Northern Territory. During the nine months ended September 30, 2006 exploration expenditure of A$2,853,528 included the A$1,500,000 being the acquisition cost of the mineral tenements, A$81,000 in stamp duty paid and A$452,915 of exploration expenditure incurred by Astro from February 1, 2006 to the date of settlement and A$819,000 of exploration expenditure incurred since acquisition by the Company. The Company commenced a drilling program on the tenement interests in the Northern Territory of Australia as soon as settlement of the acquisition of the tenements was completed.

b) an increase in legal, accounting and professional expense from A$51,281 for the nine months ended September 30, 2006 to A$107,296 for the nine months ended September 30, 2007 as a result of the increase in legal fees for general legal work including stock transfer matters, regulatory filings, stock transfer agent fees, and audit fees for professional services in relation to the Form 10-QSB's and the Form SB-2 Registration Statement. All fees have increased in the nine months ended September 30, 2007 as a result of increased activity by the Company as a consequence of the acquisition of mining tenements, capital raising activities and preparation of the Form SB-2 Registration Statement.

c) an increase in administrative costs from A$110,484 in the nine months ended September 30, 2006 to A$1,196,894 in the nine months ended September 30, 2007 as a result of an increase in direct costs, including salaries, indirect costs and service fees charged to the Company by AXIS Consultants Pty Ltd. The increase related to the increase in activity by the Company as a consequence of the acquisition of mining tenements, preparation of regulatory filings and capital raising activities and preparation of the Form SB-2 Registration Statement.

d) an increase in interest expense from A$12,435 for the nine months ended September 30, 2006 to A$47,015 for the nine months ended September 30, 2007 due to the increase in interest bearing debt of the Company. For the nine months ended September 30, 2006, the Company was charged interest on short term loan funds used to maintain the Company's activities. For the nine months ended September 30, 2007, AXIS charged interest on outstanding amounts and interest was incurred on the motor vehicle finance lease and the camp lease.

e) an increase in stock based compensation from A$nil in the nine months ended September 30, 2006 to A$255,579 in the nine months ended September 30, 2007 as a result of the issue of options under the 2006 Incentive Option Plan in September 2006 and in May 2007 and an adjustment for forfeited options. See note 2 for further details on the options issued.

         As a result of the foregoing, the loss from operations increased from A$3,027,728 for the nine months ended September 30, 2006 to A$4,570,241 for the nine months ended September 30, 2007. A foreign currency exchange loss of $315,995 was recorded for the nine months ended September 30, 2007 as a result of the movement in the Australian dollar versus the US dollar (nine months ended September 30, 2006: loss $32,115). The net loss was A$3,059,843 for the nine months ended September 30, 2006 compared to a net loss of A$4,886,236 for the nine months ended September 30, 2007.

Liquidity and Capital Resources

         For the nine months ended September 30, 2007, net cash used in operating activities was A$4,352,769 primarily consisting of the net loss of A$4,866,236, an increase in prepayments and deposits of A$295,762 and accounts receivable of A$33,833, and a decrease in accounts payable and accrued expenses of A$6,400; net cash used in investing activities was A$125,899 being primarily for the purchase of motor vehicles; net cash provided by financing activities was A$6,757,606 being net proceeds from share issues of A$8,029,107 and net repayments to affiliates of A1,271,501.

         As at September 30, 2007 the Company had A$2,807,432 in cash and A$333,956 in other current assets and short-term obligations of A$749,157 comprising accounts payable and accrued expenses.

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

         Not Applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

Item 5.  OTHER INFORMATION

         Not Applicable

Item 6.  EXHIBITS

         (a)    Exhibit No.      Description
               ------------      -----------

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

                                    LEGEND INTERNATIONAL HOLDINGS, INC.

                                    By:
                                          /s/ J. I. Gutnick
                                          --------------------------------------
                                          Joseph I. Gutnick
                                          Chairman of the Board, President and
                                          Chief Executive Officer
                                          (Principal Executive Officer)

                                    By:
                                          /s/ Peter Lee
                                          --------------------------------------
                                          Peter Lee
                                          Peter Lee, Secretary and
                                          Chief Financial Officer
                                         (Principal Financial Officer)


                                    Dated November 14, 2007

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