Form 10-K
period 2007-12-31
LEGEND INTERNATIONAL HOLDINGS INC
filed 2008-03-17
CIK 1132143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: December 31, 2007
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number   000-32551

LEGEND INTERNATIONAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

———————

Delaware	23-3067904
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

Level 8, 580 St Kilda Road Melbourne, Victoria, 3004, Australia
 (Address of Principal Executive Office) (Zip Code)

011 (613) 8532 2866
(Registrant’s telephone number, including area code)

N/A
(Former name or former address, if changed since last report)
———————
Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes	☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes	☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant’s common stock, (“Common Stock”) held by non-affiliates of the Company was US$116,740,124 as at December 31, 2007.

There were 177,068,825 outstanding shares of Common Stock as of March 12, 2008

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐ Yes	☐ No

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

EXPLANATORY NOTE

The Company was previously a smaller reporting company that determined that it no longer qualified as such as of its June 30, 2007 determination date.  In accordance with SEC Release 33-8876, the Company has elected to comply with the disclosure requirements for a smaller reporting company in connection with the preparation of this Annual Report on Form 10-K.

i

PART I

Item 1.	Business.

General

The terms “Legend,” “Company,” “we,” “our,” and “us” refer to Legend International Holdings, Inc. unless the context suggests otherwise.

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

Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make.  Risks, uncertainties and inaccurate assumptions could cause actual results to differ materially from historical results or those currently anticipated.  Consequently, no forward-looking statement can be guaranteed.  The potential risks and uncertainties that could affect forward looking statements include, but are not limited to the risks of mineral exploration and development stage projects, political risks of development in foreign countries, risks associated with environmental and other regulatory matters, mining risks and competitors, the volatility of phosphate, diamond and other mineral prices and movements in foreign exchange rates, increased competition, governmental regulation, performance of information systems, and the ability of the Company to hire, train and retain qualified employees.  In addition, other risks, uncertainties, assumptions, and factors that could affect the Company's results and prospects are described in this report, including under the heading “Risk Factors” and elsewhere and may further be described in the Company's prior and future filings with the Securities and Exchange Commission and other written and oral statements made or released by the Company.

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

Currency

We use the Australian dollar as our reporting currency, since we are headquartered in Australia and our administrative expenses are incurred in Australian dollars. References to dollars are to Australian dollars (A$) unless otherwise indicated as being United States dollars (US$). For the convenience of the reader, the Australian Dollar figures for the year ended December 31, 2007 have been translated into United States Dollars (“US$”) using the rate of exchange at December 31, 2007 of A$1.00=US$0.8767.  Prior to July 31, 2006, the Company’s functional currency was the US dollar. However, as a result of the purchase of diamond mining tenements in Northern Australia in July 2006, the Company’s 2006 revenue and expenses will be primarily denominated in Australian dollars (A$). Statement of Financial Accounting Standards (‘‘SFAS’’) No. 52, Foreign Currency Translation, states that the functional currency of an entity is the currency of the primary economic environment in which the entity operates. Accordingly the Company determined that from August 1, 2006 the functional currency of the Company is the Australian dollar. Assets, liabilities and equity were translated at the rate of exchange at July 31, 2006.  Revenue and expenses were translated at actual rates. Translation gains and losses were included as part of accumulated other comprehensive gain.

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

In November 2004, Renika Pty Ltd, an Australian corporation (“Renika”) acquired an 88% interest in Legend from William and Michael Tay (the “Tays”), the Tays resigned as Directors and Officers of Legend, Joseph Gutnick was appointed President, Chief Executive Officer and a Director and Peter Lee was appointed Secretary.  The Tays also granted Renika an option to acquire an additional 578,240 shares of Common Stock that Renika exercised in 2005. Commencing in fiscal 2005, Legend has decided to focus its business on mineral exploration activities.

Effective as of March 3, 2006, the Company entered into a Contract for the Sale of Mining Tenements (“Contract”) with Astro Diamond Mines N.L. (“Astro”) an Australian company pursuant to which the Company shall acquire certain diamond mining tenements in Northern Australia from Astro, which is described above.

In November 2007, Legend acquired a number of phosphate exploration interests in the State of Queensland in Australia

Legend is an exploration stage company.  Legend has not been involved in any bankruptcy, receivership or similar proceeding.  Legend has not been involved in any material reclassification, merger consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

SEC Reports

We file annual, quarterly, current and other reports and information with the SEC.  These filings can be viewed and downloaded from the Internet at the SEC’s website at www.sec.gov.  In addition, these SEC filings are available at no cost as soon as reasonably practicable after the filing thereof on our website at www.lgdi.net. These reports are also available to be read and copied at the SEC’s public reference room located at Judiciary Plaza, 100 F Street, N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330.

Proposed Spin-off of Uranium-Phosphate Interests

On May 14, 2007, the Company announced that it intended to spin off its uranium-phosphate exploration interests to a new public company to be traded on the over the counter market in the United States.  As a result of subsequent increases in the market price of phosphate and positive developments with the Company’s phosphate exploration interests, the Company has determined not to proceed with the spin-off at this time.

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

Following the change of management in November 2004, the Company developed a new plan of operations, which was to engage in mineral exploration and development activities.  Legend's business plan calls for the identification of mineral properties where it can obtain secure title to exploration, development and mining interests.

Legend’s Land Holdings and Projects

The Legend landholdings, prospective for phosphate, diamonds and base metals cover 40,525 square acres in Queensland, Australia and 4.7 million square acres in the Northern Territory, Australia. In Queensland, Legend’s holdings are historical phosphate deposits located in the Mt. Isa district, along the margin of the Georgina Basin which is host to major base metal and phosphate deposits.

Legend’s mining tenements are divided into the following project areas:

•	Phosphate Projects:
▪	the Queensland Phosphates &
▪	Selby Project, Northern Territory.

•	Diamond Projects:
▪	The Foelsche Project encompassing:
▪	McArthur River, Northern Territory.
▪	Glyde River, Northern Territory.
▪	Foelsche, Northern Territory
▪	Abner Range, Northern Territory.
▪	Cox, Northern Territory.

•	All of these project areas are also prospective for Base Metals.

Queensland Projects

Tenement Status, Details & Commitments (Projected) Queensland, Australia

Lease	Lease Status	Project	App. Date	Grant Date	Expiry Date	Area (Ha)	Anni. Date (2008)	Rent $ (2008)	Commit. $ (2008)
EPM14905	Granted	Quita Creek	10/12/2004	12/12/2006	11/12/2011	29,250	11/12/2008	$11,178	$70,000
EPM14906	Granted	Highland Plains	10/12/2004	24/08/2007	23/08/2012	32,484	23/08/2008	$12,150	$50,000
EPM14912	Granted	Lily Creek	17/12/2004	30/01/2007	29/01/2012	32,118	29/01/2008	$12,460	$50,000
EPM14753	Application	D-Tree	9/08/2004
EPM16683	Application	Lady Jane	30/07/2007
EPM16940	Application	Lady Annie	9/10/2007
EPM16941	Application	Thorntonia	9/10/2007
EPM16942	Application	Lady Annie	9/10/2007
EPM17087	Application	Drifter	3/12/2007

Landholdings

Some of Legend’s landholdings (tenements) are held under licence from the Queensland Government in Australia. Tenements are granted as either exploration permits, mineral development licences or mining leases.

Exploration permits can only be applied for over available ground.  Applications consist of a prescribed application form, proposed exploration programme with estimated expenditure and the prescribed application fee.  An exploration permit number is assigned when the application is received.  The Department then assesses the application to determine whether a company is a suitable candidate and proposes to spend sufficient funds on exploration on the licence.  If the Department considers a company to be a suitable candidate, the Department then assesses the environmental impact of the proposed exploration programme and also commences the native title process.  The native title process involves advertising the application for the purpose of determining whether there are any objections to the licence being granted. If there are no objections, the permit is granted.

The exploration permit is granted for five years provided the company continues to comply with the licences conditions.  There is a statutory requirement to reduce the area of the exploration licence by fifty percent before the end of years three, four and five.

Rent is required to be paid each year in advance.

An annual expenditure report is due each year, as a statement of the amount that has been spent on the ground.  An annual technical report is also due each year, as a statement of the exploration work that has been undertaken on the ground and what work is proposed to be undertaken for the coming year.

The exploration permit is due to expire at the end of year five but a renewal application can be lodged prior to the expiry to, if granted, extend the permit for up to another five years.  A summary of work completed on the ground together with a detailed explanation of the work proposed for the ground is required to accompany the renewal application.

If the company proposes to mine a measured resource it will need to apply for a Mining Lease.  As the Exploration Permit holder it has automatic priority to the ground to be the subject of the mining Lease.  Applications consist of a prescribed application form, details of the proposed development, the financial resources to fund the proposal and the prescribed application fee.  A mining lease number is assigned when the application is received.  The Department then assesses the application to determine the suitability of the proposal.  The application will then pass through the environmental and native title process.  An agreement will need to be negotiated with the native title holders/claimants as part of the native title process.

A mineral lease may be granted for such term as the Minister thinks fit.  The company is required to state the term of the lease required at the time of application.  The term required is stated on the application form.

Rent is required to be paid each year in advance.

An annual expenditure report is due each year, as a statement of what has been spent on the ground.  An annual technical report is also due each year, as a statement of what work has been done on the ground and what work is proposed for the coming year.

Geological History of the Georgina Basin of Queensland.

The Georgina Basin hosts a number of phosphorate deposits near Mt Isa. In particular, the Beetle Creek Formation and Thorntonia Limestone contain three key phosphatic lithologies: pelletal, microsphorite and replacement-types. The Lady Annie, Lady Jane, D-Tree & Thorntonia phosphate deposits lie within the Beetle Creek Formation and its lateral facies equivalents. (Howard, 1986)

The Inca Formation is the youngest unit, composed of  laminated siltstones and shales and conformably overlies Thorntonia Limestone. The Thorntonia Limestone is a dolomitic limestone with increasing chert bands toward top. It is the lateral facies equivalent to the Beetle Creek Formation, with which it intertongues. The Beetle Creek Formation hosts the phosphate deposits, composed predominately of interbedded coarse to fine grained phosphorites, siltstone, claystone, chert and some descrete carbonate lenses. Locally, karst-like surfaces are filled with chalky high-grade phosphate that appear to replace the underlying limestone. This unit conformably and gradationally overlies Mt Hendry Formation which is a discontinuous conglomerate and sandstone. (Cook & Elgueta, 1986)

All the deposits formed under coastal, shallow marine conditions. These Cambrian sediments are covered by up to 71m of Mesozoic claystone and sandstone and Cainozoic alluvium and eluvium. Coarse to medium grained skeletal-ovulitic grainstone and packstone phosphorites are thought to have formed through reworking, transport and accumulation grains.  Phosphatic microsphorite are thought to have formed from the suspension of very fine grained detrital material or precipitation from the water column in very shallow supratidal areas. (Cook & Elgueta, 1986) The replacement phosphates are thought to have occurred due to post-depositional phosphate replacement of carbonate, such as found at D-Tree.

LEGEND
Capital City or Major Town
Coastline
Class 1 Road
Tenement Boundary
Land Holdings
Land Holdings
Northern Territory
DARWIN
TOWNSVILLE
MT ISA
ALICE SPRINGS
BRISBANE
KALGOORLIE
PERTH
BROKEN HILL
SYDNEY
ADELAIDE
CANBERRA
BALLARAT
MELBOURNE
HOBART
N
Scale 1:22000000
0 200 400 600 800 Kms
0 100 200 300 400 500 Miles
Decimal Degrees
Legend International Holdings,Inc.
Australia
Northern Territory & Queensland
Comp.: L Bowyer Date: 7/02/08
APR: ase_plans_31Dec07 Loc.: ELMS
Plot: IndexMap Figure: 1

137°
138°
139°
140°
141°
19°
20°
21°
22°
Highland Plains
Thorntonia
Lady Jane
D-Tree
Drifter
Lady Annie
Lily Sherrin Creek
MOUNT ISA
Northern Territory
Queensland
Quita Creek
LEGEND
Town
Coastline
Roads
Class 1
Class 2
Class 3
Tenement Boundary
N
Scale 1:2500000
0 20 40 60 80 Kilometres
0 10 20 30 40 50 Miles
Decimal Degrees
Legend International Holdings,Inc.
Queensland
Tenement Holdings
Comp.: L Bowyer Date: 7/02/08
APR: ase_plans_31Dec07 Loc.: ELMS
Plot: Overview_QLD Figure: 1

LEGEND
Town
Coastline
Roads
Class 1
Class 2
Class 3
Projects
Abner Range
Cox
Foelsche
Glyde
Selby
Cox
Foelsche
Abner Range
Glyde
Selby
BORROLOOLA
134°
135°
136°
137°
15°
16°
17°
N
Scale 1:2000000
Miles
Decimal Degrees
Legend International Holdings,Inc.
Northern Territory
Tenement Holdings
Comp.: L Bowyer
Date: 7/02/08
APR: ase_plans_31Dec07
Loc.: ELMS
Plot: Overview_NT
Figure: 1

Exploration History and Forward Work Program

The Lady Annie, Lady Jane, D-Tree & Thorntonia phosphate deposits are located approximately 130 kilometres north-west of Mt Isa in the Georgina Basin. The historically published mineralized material estimates lie within the same geological rock unit and their size and tonnages are as follows:

Deposit	Classification	Estimated million tonnes	%P2O5
Lady Annie	Non-reserve mineralized material*	293	16.6	[1]
Lady Jane	Non-reserve mineralized material*	193	17.6	[1]

* Such non-reserve mineralized material would not qualify as a reserve until a comprehensive evaluation based upon unit cost, grade, recoveries and other material factors concludes being both legal and economic feasibility

Source of Information

Historically published resources & reserves in Queensland Minerals Mines & Projects, 4th Edition. From: 1 1990 Freeman, M.J., Shergold, J.H., Morris, D.G., & Walter, M.R. Late Proterozoic And Palaeozoic Basins of Central and Northern Australia - Regional Geology and Mineralisation. 2 1996 Draper, J.J Phosphate- Queensland Mineral Commodity Report, Queensland Government Mining Journal, 97 (1131) 14-25.

Past feasibility studies by BH South Ltd (Rogers J.K, 1988) occurred in 1974 on a phosphate rock beneficiation plant and slurry pipeline to the Queensland coast. Beneficiation test shafts and mining scale trenches were dug. A pilot plant built in 1973 produced 34% P205 concentrate at Lady Annie from 17% P205 rock (Cook, P.J. 1989). Feasibility was concluded at that time at a production rate of 4-5 million tonnes per year (Cook, P.J. 1989).

A thorough Open File Historical data review has commenced. Past exploration and reserve estimation data is being acquired and compiled into a global database for use in re-validating the past surveys, drilling and sampling. Appropriate Heritage, Environmental and Proposals for Works approvals are being sought. A detailed field sampling and drilling program is being developed in full awareness of quality control and compliance procedures to verify past data and re-establish the volumes and percentage of phosphate in these deposits. It is anticipated that fieldwork will commence mid 2008.

Access

Access to the Queensland project areas is by commercial airline to Mount Isa, a mining district in Queensland. From Mount Isa it is approximately 96 kilometres by road via the Barkly Highway, however helicopter is often used due to rugged terrain. Mount Isa has substantial infrastructure, accommodation and other facilities. Between April to November, in the dry season, four wheel drive vehicles can be used on dirt roads.

Government Regulations, Declarations & Conditions

The Company’s exploration operations are subject to federal and state laws and regulations governing the method of acquisition and ownership of mining rights, exploration, development, mining, production, taxes, labour standards, occupational health, mine safety, toxic substances other matters.   Federal and State legislation also governs environmental management and native title issues.  We are committed to and, to our knowledge, are in compliance with all governmental legislation and regulations.

Mineralisation

No known mineral reserves are known on our land in Queensland, however phosphate mineralized material deposits are recorded.  Our proposed program will be developed with a view to verify existing data and prove the mineralization up to mineralized material and reserve grade.

Government Requirements for Maintenance of Licences

To ensure that licences are kept in good standing the Company is required to pay the annual rent amount for each licence on its respective anniversary date.  The amount due is dependent upon the size and age of the licence.  The Company is also required to work the licences and meet the annual expenditure commitments.  Annual reporting is required, specifying details of the exploration programme which has occurred and which is anticipated for the following year.  Failure to comply would place the licences at risk of cancellation and therefore forfeit the right to explore on that ground.

Licence Conditions

The Company is required to meet certain standard conditions and obligations as specified by the Queensland Mineral Resources Act, Exploration Permits. These include conducting activities in a way which minimise environmental damage, rehabilitation, avoiding interference with registered native title sites or areas and ensuring compliance with any other relevant legislation. Programmes of Work are to be submitted at the time of application for any ground disturbance or exploration works, the conditions of which are clearly specified and adhered to. Security bonds are payable on the grant of the permits and additional conditions can be imposed by the government State Minister.

Native Title

The rights and obligations of the Company with respect to native title obligations differ depending upon the permit’s proposed impact on the land.  All the exploration permit applications held by the company will need to comply with the Native Title Act.  The overwhelming majority on permit applications will be advertised under the expedited procedure and require advertising to determine whether there are any objections.  If they are no objections, the Queensland Government can grant the permit and will impose the Native Title Protection Conditions on the permit before grant.  These conditions ensure that any native title claimants are aware of the proposed exploration work and gives them an opportunity to identify any culturally sensitive areas.  If there are objections, the company will need to negotiate an agreement with the native title claimants.  Following lodgement of this agreement with the Queensland government the permit will be granted.

Environment

The rights and obligations of the Company with respect to environmental management and rehabilitation are based upon the principles of disturbance minimisation, including such things as preservation of mature trees, preventing the spread of noxious weeds, avoiding the disturbance of waterways and waste management.  Rehabilitation is a condition of the Security bond and requires such things as sealing of collars, plugging of casings and replacement of topsoils.

Royalties

The royalty rate for phosphate rock is the higher of the following: (a) 80 cents for each tonne of phosphate rock; or (b) the rate, rounded down to 2 decimal places, for each tonne of phosphate rock worked out using the following formula –

where R is the royalty rate, G is the average P2O5 content of the phosphate rock for the return period, and Pcurr is the average price for the return period, converted to Australian dollars at the average hedge settlement rate for the return period, of Moroccan phosphate rock with 32.3% P2O5 content.

The royalty is payable to the State of Queensland.

Contractual Agreements in relation to Queensland Phosphate Interests

(i)
On November 2, 2007, we entered into an agreement with Iron Duyfken Pty Ltd to acquire three (3) project areas in the Georgina Basin of Queensland, Australia. Each project hosts a known and well documented, substantial deposit of phosphate rock (Cook, P.J, 1989, Howard, P.F, 1986). These deposits were delineated by earlier work conducted by previous major companies since 1967 and have been named the Lady Annie, Lady Jane and Thorntonia phosphate deposits. The deposits were defined in times when phosphate prices were low. Phosphate prices have risen considerably since those times due to increased world demand especially from China and India. Past feasibility studies on these deposits will be reassessed with a view to commercialization of the deposits, based on current prices. Legend agreed to pay A$500,000 and issue 500,000 shares of Common Stock as consideration.

(ii)
Effective November 7, 2007, we entered into an agreement with Ansett Resources & Industries Pty Ltd to acquire one (1) project area in the Georgina Basin of Queensland, Australia. The project hosts a known and well documented, substantial deposit of phosphate rock (Cook, P.J, 1989, Howard, P.F, 1986). The deposit was delineated by earlier work conducted by previous major companies since 1967 and have been named the D-Tree phosphate deposit. As set out above, the deposit was defined in times when phosphate prices were low. Phosphate prices have risen considerably since those times due to increased world demand especially from China and India. Past feasibility studies on this deposit will be reassessed with a view to commercialization of the deposit, based on current prices. Legend agreed to pay A$300,000 as consideration.

(iii)
We entered into a farm-in and joint venture heads of agreement with King Eagle Resources Pty Limited on December 7, 2007 pursuant to which Legend can earn an 80% interest in phosphate on three tenement blocks named Quita Creek, Highland Plains and Lily and Sherrin creek by spending $3 million on phosphate exploration over five years. Legend has no rights to any other minerals on the three tenement blocks.

(iv)
Effective February 27, 2008, we entered into a Share Sale Agreement whereby the Company agreed to purchase all of the issued and outstanding shares of Teutonic Minerals Pty Ltd. As a result, Teutonic became a subsidiary of the Company from that date. Teutonic holds an application for a mineral licence over phosphate in the Georgina Basin in the State of Queensland, Australia. The consideration payable to the vendors was A$300,000, and the Company granted a 1% gross revenue royalty from production from the mineral licence.

Northern Territory Exploration Interests

Tenement Status, Details & Commitments (Projected) Northern Territory, Australia

Lease	Lease Status	Project	Grant Date	Expiry Date	Area (Ha)	Anni. Date $ (2008)	Rent $ (2008)	Commit. $ (2008)
EL22244	Granted	Foelsche	3/7/2003	3/6/2009	144,500	3/6/2008	79,376	30,000
EL22245	Granted	Foelsche	3/7/2003	3/6/2009	42,410	3/6/2008	22,704	100,000
EL22246	Granted	Selby	2/5/2003	2/4/2009	103,700	2/4/2008	61,600	30,000
EL22247	Granted	Selby	2/5/2003	2/4/2009	159,000	2/4/2008	86,944	30,000
EL22251	Granted	Selby	4/24/2003	4/23/2009	164,400	4/23/2008	88,000	500,000
EL22252	Granted	Selby	8/22/2002	8/21/2008	23,580	8/21/2008	25,344	50,000
EL22294	Application 12/9/1999	Cox			108,600
EL22295	Granted	Cox	2/5/2003	2/4/2009	79,050	2/4/2008	42,944	30,000
EL22296	Granted	Cox	2/5/2003	2/4/2009	43,400	2/4/2008	23,936	30,000
EL22297	Granted	Cox	8/5/2003	8/4/2009	70,920	8/4/2008	37,840	30,000
EL22298	Granted	Cox	4/24/2002	4/23/2008	98,480	4/23/2008	105,248	30,000
EL22299	Application 12/9/1999	Cox			125,600
EL22300	Granted	Cox	9/26/2002	9/25/2008	16,560	9/25/2008	17,600	20,000
EL22302	Granted	Cox	9/26/2002	9/25/2008	53,270	9/25/2008	59,840	30,000
EL22351	Granted	Foelsche	8/5/2003	8/4/2009	31,290	8/4/2008	16,720	30,000
EL23116	Granted	Abner Range	3/3/2003	3/2/2009	1,646	3/2/2008	880	15,000
EL23117	Granted	Abner Range	3/3/2003	3/2/2009	1,645	3/2/2008	880	20,000
EL23118	Granted	Abner Range	3/3/2003	3/2/2009	10,520	3/2/2008	5,632	50,000
EL23119	Granted	Foelsche	3/3/2003	3/2/2009	4,927	3/2/2008	2,640	30,000
EL23121	Granted	Foelsche	3/3/2003	3/2/2009	5,915	3/2/2008	3,168	100,000
EL23126	Granted	Cox	8/5/2003	8/4/2009	19,700	8/4/2008	10,560	20,000
EL23127	Application 4/10/2001	Cox			36,020
EL23162	Application 5/9/2001	Cox			38,577
EL23510	Granted	Foelsche	3/3/2003	3/2/2009	985	3/2/2008	528	40,000
EL23511	Granted	Foelsche	3/3/2003	3/2/2009	4,596	3/2/2008	2,464	20,000
EL23512	Granted	Foelsche	3/3/2003	3/2/2009	7,237	3/2/2008	3,872	20,000
EL23513	Granted	Abner Range	3/3/2003	3/2/2009	22,690	3/2/2008	12,144	30,000
EL23514	Granted	Abner Range	3/3/2003	3/2/2009	2,959	3/2/2008	1,584	100,000
EL23515	Granted	Foelsche	7/4/2003	7/3/2009	22,820	7/3/2008	13,024	150,000
EL25486	Application 7/18/2006	Cox			91,570
EL25491	Granted	Foelsche	3/12/2007	3/11/2013	2,628	3/11/2008	88	60,000
EL25612	Application 9/20/2006	Cox			91,750
EL25613	Application 9/20/2006	Cox			81,710
EL25614	Application 9/20/2006	Cox			103,200
EL25615	Application 9/20/2006	Cox			28,710
EL25616	Granted	Foelsche	8/23/2007	8/22/2013	6,136	8/22/2008	209	15,000
EL25617	Granted	Foelsche	8/23/2007	8/22/2013	24,840	8/22/2008	847	40,000
EL25629	Application 9/25/2006	Cox			17,190
EL26175	Application 5/22/2007	Foelsche			126
EL26176	Application 5/22/2007	Foelsche			590
EL26177	Application 5/22/2007	Foelsche			281
EL26360	Application 8/3/2007	Selby			329
EL26406	Application 8/27/2007	Foelsche			8,079
EL26495	Application 10/23/2007	Foelsche			1,970
EL26507	Application 10/29/2007	Foelsche			7,235
EL26509	Application 10/29/2007	Foelsche			2,630
EL26514	Application 11/5/2007	Cox			5,011
EL26515	Application 11/5/2007	Cox			3,635
EL26528	Application 11/19/2007	Foelsche			32,240

Landholdings

All of Legend’s landholdings (tenements) are held under licence from the Northern Territory Government in Australia. Tenements are granted as either exploration licences or mining leases.

Exploration licences can only be applied for over available ground.  Applications consist of a prescribed application form, proposed exploration programme with estimated expenditure and the prescribed application fee.  An exploration licence number is assigned when the application is received.  The Department then assesses the application to determine whether a company is a suitable candidate and proposes to spend sufficient funds on exploration on the licence.  If the Department considers a company to be a suitable candidate, the Department then commences the native title process which involves advertising for the purpose of determining whether there are any objections to the licence being granted. If there are no objections, the licence is granted.

The exploration licence is granted for six years provided the company continues to comply with the licences conditions.  There is a statutory requirement to reduce the area of the exploration licence by fifty percent before the end of years two, three, four and five.  An application to waive the reduction can be made at the time the reduction is due.

Rent is required to be paid each year in advance.  The cost per block is increased by 100% each year after year two.

An annual expenditure report is due each year, as a statement of the amount that has been spent on the ground.  An annual technical report is also due each year, as a statement of the exploration work that has been undertaken on the ground and what work is proposed to be undertaken for the coming year.

The exploration licence is due to expire at the end of year six but a renewal application can be lodged prior to the expiry to, if granted, extend the licence for another two years.  A summary of work completed on the ground together with a detailed explanation of the work proposed for the ground is required to accompany the renewal application.  The rent of the two year period is also required with the renewal application.

If the company proposes to mine a measured resource it will need to apply for a Mineral Lease.  As the Exploration Licence holder it has automatic priority to the ground to be the subject of the Mineral Lease.  Applications consist of a prescribed application form, details of the proposed development, the financial resources to fund the proposal and the prescribed application fee.  A mineral lease number is assigned when the application is received.  The Department then assesses the application to determine the suitability of the proposal.  The application will then pass through the native title process.  An agreement will need to be negotiated with the native title holders/claimants as part of the native title process.  The mineral leases must be surveyed before it is granted.

A mineral lease may be granted for such term as the Minister thinks fit.  The company is required to state the term of the lease required at the time of application.  The term required is stated on the application form.

Rent is required to be paid each year in advance.

An annual expenditure report is due each year, as a statement of what has been spent on the ground.  An annual technical report is also due each year, as a statement of what work has been done on the ground and what work is proposed for the coming year.

Geological History and Kimberlite Occurrence in the McArthur River Basin.

The North Australian Craton is one of two principal tectonic domains in the Northern Territory. The dominant tectonic episode for formation of the Craton, reworking the Archaean (or Palaeo-Proterozoic) basement, was the Barramundi Orogeny at 1865-1850Ma. Outcrops of these older deformed and metamorphosed rocks are now surrounded by younger basins.

The McArthur Group is the principal element of cover over the North Australian Craton, composed of mildly deformed and unmetamorphosed Meso-proterozoic (1800-570Ma) dolomitic carbonate, evaporates and sediments. The McArthur River Basin extends over 180,000 square kilometers and its sediments host a number of base metal occurrences including the McArthur Lead-Zinc-Silver shale-hosted deposit; strata-bound, disseminated Lead-Zinc deposits; the Redbank Copper deposits and Cobalt, Uranium and Iron.

The McArthur River Basin is covered by approximately 100 meters of Cambrian Bukalara sandstone and flood basalts in the south. Widespread, young Cretaceous sedimentation covered the region but much has been removed through erosion. One remnant of Cretaceous sediment is host to the Merlin field which represents the youngest volcanic event in the region.

The major structural feature in the McArthur Basin is the north to north-west trending Batten Trough or Batten Fault Zone approximately 70 kilometres wide, to which Legend’s holdings lie to the east. The Trough is bound on the west by the Emu Fault which transects Legend’s holdings in the McArthur River Project. The associated Mallapunyah and Calvert faults are approximately 50 kilometres apart and also trend north-west.

The presence of microdiamonds across the North Australian Craton defies geological boundaries, extending right across its heart. This wide distribution may be due to recycling of the microdiamonds through the younger Cretaceous by fluvial processes. However, an element of high-level fracture control is now evidenced by the Merlin deposits. Since the discovery of the Merlin field, diamond exploration approaches have shifted from Proterozoic mobile belts with little consideration of regional geology, to incorporate the range of fracture zones in the North Australian Craton. The North Australian Craton is extensively underlain by Archaean basement and deep lithospheric, cratonic rocks may be tapped by younger kimberlites as they intrude into these fractures. The Merlin kimberlites are certainly younger than their Cambrian sandstone host, yet older than their Cretaceous cover.

Access

Access to the Northern Territory project areas is by commercial airline to Darwin, the capital of the Northern Territory. From Darwin it is approximately 950 kilometres by road approximately 2 hours flying time by air. The nearest major town is Borroloola which has limited accommodation and other facilities, where Legend has a base. Access from Borroloola to the drilling sites is normally via helicopter as terrain is rugged. Between April to November, in the dry season, four wheel drive vehicles can be used on dirt roads however, distances from Borroloola to field sites range between 90 and 150 kilometres.

Access to the Queensland project areas is by commercial airline to Mount Isa, a mining district in Queensland. From Mount Isa it is approximately 96 kilometres by road however, helicopter is often used due to rugged terrain. Mount Isa has substantial infrastructure, accommodation and other facilities. Between April to November, in the dry season, four wheel drive vehicles can be used on dirt roads

Exploration History and Forward Work Program

Selby Project

The Selby project is located 100km SW of the coast of the Gulf of Carpentaria in the McArthur Basin, adjacent to the Georgina Basin which hosts Legend’s Queensland phosphates. Historically recorded phosphate rock outcrops at surface in recurrent lenses over a 60 kilometre strike. Uranium, which is a common by-product of marine phosphate deposits, accounting for a significant proportion of the world’s Uranium production, is also present.

An historical Open File review of the Selby region has also identified base metal results from stream sampling adjacent to the Karns Dolomite and regional fault systems. Historical data also reveals that the region remains prospective for diamonds.

A multi-facetted approach to exploration of the Selby phosphate was established in 2007. Geological mapping, rock chip, stream and loam sampling, diamond and RC drilling was undertaken.

Geochemical analysis of sampling will be undertaken to assist in the further development of this program, in order to adequately delineate the extent of phosphate present. Further work is anticipated to explore for structural or shale-hosted base metals.

McArthur River

Legend’s base metal project is situated approximately 20 kilometres south west of Borroloola. The Emu fault zone which runs through Legend’s tenements is a mineralised geological feature hosting the HYC Pyritic Shale base metal prospect and a number of known base metal deposits accounting for 8% of world base metal (lead-zinc-silver) production.

A detailed collation and analysis of a significant amount of available historical open file geophysical and geochemical data is underway. Tracks have been made to enable access for a detailed geological mapping program, stream & loam sampling. 149 RC/RAB drill holes have been approved and this drilling will commence in 2008.

Abner Range

The Abner Range Plateau is approximately 300 kilometers south of Borroloola, west of The Gulf of Carpentaria in the Northern Territory. It is host to the diamondiferous Abner Range Kimberlite part of the Merlin diamondiferous intrusive field, only seven kilometres north of Legend’s holdings. Past indicator mineral sampling by Ashton and Rio Tinto has recovered macrodiamonds, microdiamonds and chromite indicator minerals with no primary source yet determined.

Airborne Electro-Magnetic (“EM”), magnetic and gravity surveys flown in late 2006 have identified numerous EM, gravity & magnetic anomalies and grid-based loam samples were taken as follow up to this result and of other targets.

Geochemical analysis of the results of the loam gridding and sampling will be used to inform regions of high priority for ground gravity surveys. This will be conducted as a part of the ongoing diamond core and reverse circulation drilling program.

Glyde Project

The Glyde River is in the Batten Trough and hosts 40 kilometres of alluvial gravels sourced from numerous diamond bearing catchments including the entire Merlin diamond field. The pipes in the Merlin field are located on the eastern shoulder of the Battern Trough only six kilometres east of the Emu Fault. They have intruded the Cambrian Bukalara sandstone and were emplaced around the time of the Alice Springs Orogeny.

The Legend tenement is north of the HYC Pyritic Shale base metal prospect and this Member has been intersected in several drill holes. CRAE has explored the tenement area for kimberlite. Ashton collected two bulk samples from separate drainages and had diamond responses. Helicopter magnetics and EM covered the northern part of the tenement as part of Rio Tinto’s exploration around the Merlin pipe field.

An airborne geophysical program flown in late 2006 located many targets for drilling. Bulk sampling, stream and loam sampling and an RC drilling program was undertaken in December 2006.

The geochemistry of drilling and sampling undertaken in 2006 will be analysed in conjunction with geophysical and geological data in order to delineate priority targets. The tenement covering the Glyde River to the north will be examined for alluvial diamonds.

Foelsche Project

Legend’s Foelsche Project tenements lie east of the Glyde Project and Merlin diamond field. They are bound by regional scale faults which act as fluid conduits for mineralisation and have uplifted basement rocks up to lie against younger sandstones. The area contains historical trains of kimberlite indicator minerals in streams draining the area.

In 2005, airborne EM/magnetics were flown by Astro which identified priority geophysical anomalies. These were investigated with ground gravity surveys and RC/diamond drill holes in 2006. The source of the geophysical anomalies was attributed to depressions in the Proterozoic sandstone bedrock which were infilled by younger Cretaceous/Tertiary sediment. Similar infill sequences are known to typically occur over kimberlites in the region.

Many exploration targets at Foelsche are not yet explored and numerous kimberlite indicator mineral trains require follow-up. Re-appraisal of airborne EM/magnetics, additional aeromagnetic surveys and follow-up drilling is planned for the area.

Cox Project

The Cox Project covers approximately 8,676.9 square kilometers and is located between Roper Bar and Cape Crawford on the north western part of the Bauhinia Downs. In the 1980’s indicator mineral sampling by Ashton and Rio Tinto recovered numerous microdiamonds and three macrodiamonds. Magnetic anomolies and some chromite indicator minerals were found but a primary source was not found by these companies.

Exploration carried out over the Cox Project has included site investigations to verify historical sampling results, a compilation and analysis of historic exploration data from open-file reports and multi-client airborne magnetic data with a view to developing an appropriate exploration strategy.

A loam and stream sampling program is being developed to chase the results observed in the limited sampling undertaken to date. This would enable a thorough coverage of transportation systems in the tenements.

Tenement Commitment & Expenditure Figures (Past & Projected) Northern Territory, Australia.

The Department have verbally agreed with Legend that as long as legend spends more on exploration than the commitment on a project basis, the Department will consider legend to have met commitment and grant waiver of reduction applications. Furthermore, the Department agreed to grant waivers of the Cox project as a result of the amounts spent on other projects by Legend.

Project	TenID	Grant	2005-2006		2006-2007		2007-2008
			Commit	Expend	Commit	Expend	Commit	Expend
COX	EL 22295	05/02/2003	25,000	7,899	25,000	15,700	30,000	1,898
COX	EL 22296	05/02/2003	25,000	7,483	25,000	35,927	30,000	5,959
COX	EL 22297	05/08/2003	20,000	12,736	20,000	5,103	30,000	2,235
COX	EL 22298	24/04/2002	20,000	20,211	20,000	25,705	30,000	52,055
COX	EL 22300	26/09/2002	20,000	6,190	20,000	2,521	20,000	3,814
COX	EL 22302	26/09/2002	20,000	6,190	30,000	2,833	30,000	4,470
COX	EL 23126	05/08/2003	20,000	3,532	15,000	4,381	20,000	1,845
			150,000	64,241	155,000	92,170	190,000	72,276
FOELSCHE	EL 22244	07/03/2003	20,000	20,341	20,000	3,570	30,000	2,667
FOELSCHE	EL 22245	07/03/2003	20,000	223,256	20,000	484,319	100,000	15,411
FOELSCHE	EL 22351	05/08/2003	20,000	4,318	15,000	11,466	30,000	7,607
FOELSCHE	EL 23116	03/03/2003	20,000	5,275	15,000	9,763	15,000	17,467
FOELSCHE	EL 23117	03/03/2003	20,000	5,251	10,000	67,170	20,000	19,729
FOELSCHE	EL 23118	03/03/2003	20,000	69,689	20,000	103,087	50,000	444,841
FOELSCHE	EL 23119	03/03/2003	20,000	86,536	20,000	76,691	30,000	5,057
FOELSCHE	EL 23121	03/03/2003	20,000	9,248	15,000	529,146	100,000	76,911
FOELSCHE	EL 23510	03/03/2003	20,000	98,161	20,000	135,159	40,000	42,884
FOELSCHE	EL 23511	03/03/2003	20,000	6,058	20,000	3,535	20,000	2,924
FOELSCHE	EL 23512	03/03/2003	15,000	6,338	15,000	3,535	20,000	41,861
FOELSCHE	EL 23513	03/03/2003	15,000	6,088	15,000	62,547	30,000	21,257
FOELSCHE	EL 23514	03/03/2003	20,000	6,088	15,000	228,272	100,000	404,475
FOELSCHE	EL 23515	04/07/2003	20,000	6,914	15,000	10,731	150,000	25,902
FOELSCHE	EL 25491	12/03/2007	N/A	N/A	N/A	N/A	60,000	3,508
FOELSCHE	EL 25616	23/08/2007	N/A	N/A	N/A	N/A	15,000	4,844
FOELSCHE	EL 25617	23/08/2007	N/A	N/A	N/A	N/A	40,000	843
			270,000	553,561	235,000	1,728,991	795,000	1,138,188
SELBY	EL 22246	05/02/2003	25,000	8,714	25,000	10,350	30,000	10,790
SELBY	EL 22247	05/02/2003	25,000	10,454	25,000	9,970	30,000	67,815
SELBY	EL 22251	24/04/2003	20,000	150,857	20,000	339,821	500,000	1,360,596
SELBY	EL 22252	22/08/2002	20,000	23,000	25,000	39,510	50,000	11,048
			90,000	193,025	95,000	399,651	610,000	1,450,249

Government Regulations, Declarations & Conditions

The Company’s exploration operations are subject to federal and state laws and regulations governing the method of acquisition and ownership of mining rights, exploration, development, mining, production, taxes, labour standards, occupational health, mine safety, toxic substances other matters.  Federal and State legislation also governs environmental management and native title issues. We are committed to and, to our knowledge, are in compliance with all governmental legislation and regulations.

Mineralisation

No known mineral reserves are known on our land in the Northern Territory. Our previous and proposed programs are exploratory in nature.

Government Requirements for Maintenance of Licences

To ensure that licences are kept in good standing the Company is required to pay the annual rent amount for each licence on its respective anniversary date.  The amount due is dependent upon the size and age of the licence.  The Company is also required to work the licences and meet the annual expenditure commitments.  Annual reporting is required, specifying details of the exploration programme which has occurred and which is anticipated for the following year. Failure to comply would place the licences at risk of cancellation and therefore forfeit the right to explore on that ground.

Licence Conditions

The Company is required to meet certain standard conditions and obilgations as specified by the Northern Territory Of Australia Mining Act, Exploration Licence. These include conducting activities in a way which minimise environmental damage, rehabilitiation, avoiding interference with registered native title sites or areas and ensuring compliance with any other relevant legislation. Mine Management Plans are to be submitted for any ground disturbance or exploration works, the conditions of which are to be clearly specified for approval and adhered to. Security bonds are payable on Mine Management plans and additional conditions can be imposed by the government State or Territory Minister.

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

Environment

The rights and obligations of the Company with respect to environmental management and rehabilitation are based upon the principles of disturbance minimisation, including such things as preservation of mature trees, preventing the spread of noxious weeds, avoiding the disturbance of waterways and waste management. Rehabilitation is a condition of the Security bond and requires such things as sealing of collars, plugging of casings and replacement of topsoils.

Royalties

Certain of the tenements have a 1% gross revenue royalty payable to an external party from all mineral production derived on the tenements.

Acquisition of Northern Territory Tenements

Effective as of March 3, 2006, Legend entered into a Contract for the Sale of Mining Tenements (“Contract”) with Astro Diamond Mines N.L. (“Astro”) an Australian company  pursuant to which the Company acquired certain diamond mining tenements in Northern Australia from Astro. The consideration payable by Legend to Astro was Australian dollars $1.5 million and Legend was also required to pay to Astro any costs incurred on the tenements after February 1, 2006.  Astro provided commercial warranties which are usual for a transaction of this nature in favour of Legend. Under Australian law, Astro was required to provide an independent experts report to shareholders for this transaction. In order to prepare the independent experts report, a mineral valuation was prepared on behalf of Astro which indicated that the preferred value for the tenements that are the subject of the transaction was A$1.5 million. This formed the basis of the consideration agreed by the parties. The President and Chief Executive Officer of the Company, Mr. J. I. Gutnick was Chairman and Managing Director of Astro at the time of entering into the Contract and Dr DS Tyrwhitt, an independent Director of the Company, who is also a Director of Astro was a Director of Astro at the time of entering into the Contract. The tenements are located in the Northern Territory of Australia and are prospective for diamonds.

Employees

The services of our Chief Executive Officer, Chief Financial Officer & Secretary and General Manager Development and Resources as well as geological, finance and clerical employees are provided to us pursuant to a Service Agreement effective December 1, 2004 (the “Service Agreement”) by and between AXIS Consultants Pty Limited and ourselves.  AXIS also provides office facilities, equipment, administration and clerical services to the Company pursuant to the Service Agreement. The Service Agreement may be terminated by written notice from the parties thereto.

Further detail relating to additional terms of the Service Agreement is included in “Item 2- Properties”, “Item 12- Certain Relationships and Related Transactions” and “Item 10- Executive Compensation”.

Item 1A.	Risk Factors.

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

We Have No Mineral Reserves And We Cannot Assure You That We Will Find Such Reserves. If We Develop A Mineral Reserve, There Is No Guarantee That Production Will Be Profitable.

We cannot guarantee we will ever find any or that we will be successful in locating commercial mineral reserves on any exploration properties that we may obtain.  Even if we find a commercial mineral reserve, there is no assurance that we will be able to mine them. Even if we develop a mine, there is no assurance that we will make a profit. If we do not find commercial minerals you could lose part or all of your investment.

We Will Need Financing To Determine If There Is Commercial Minerals And To Maintain The Mineral Claims.

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

The report of our independent registered public accounting firm on our financial statements as of December 31, 2007 and for the years ended December 31, 2007 and 2006 includes an explanatory paragraph questioning our ability to continue as a going concern. This paragraph indicates that we have not yet commenced revenue producing operations and have a retained deficit at December 31, 2007 of A$13,993,863 which conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

We Are A Small Operation And Do Not Have Significant Capital.

Because we will have limited working capital, we must limit our exploration. If we are unable to raise the capital required to undertake adequate exploration, we may not find commercial minerals even though properties that we may acquire may contain commercial minerals. If we do not find commercial minerals we may be forced to cease operations and you may lose your entire investment.

We Could Encounter Delays Due To Regulatory And Permitting Delays.

We could face delays in obtaining mining permits and environmental permits. Such delays, could jeopardize financing, if any, in which case we would have to delay or abandon work on the properties.

There Are Uncertainties Inherent In The Estimation Of Mineral Reserves.

Reserve estimates, including the economic recovery of ore, will require us to make assumptions about recovery costs and market prices. Reserve estimation is, by its nature, an imprecise and subjective process and the accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation, judgment and experience. The economic feasibility of properties will be based upon our estimates of the size and grade of ore reserves, metallurgical recoveries, production rates, capital and operating costs, and the future price of diamonds. If such estimates are incorrect or vary substantially it could affect our ability to develop an economical mine and would reduce the value of your investment.

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

Mining Accidents Or Other Adverse Events At Our Property Could Reduce Our Production Levels.

If and when we reach production it may fall below estimated levels as a result of mining accidents, cave-ins or flooding on the properties. In addition, production may be unexpectedly reduced if, during the course of mining, unfavourable ground conditions or seismic activity are encountered, ore grades are lower than expected, or the physical or metallurgical characteristics of the ore are less amenable to mining or processing than expected. The happening of these types of events would reduce our profitably or could cause us to cease operations which would cause you to lose part or all of your investment.

The acquisition of mineral properties is subject to substantial competition. If we must pursue alternative properties, companies with greater financial resources, larger staffs, more experience, and more equipment for exploration and development may be in a better position than us to compete for properties. We may have to undertake greater risks than more established companies in order to compete which could affect the value of your investment.

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

Pursuant to a services agreement, AXIS provides us with office facilities, administrative personnel and services, management and geological staff and services.  No fixed fee is set in the agreement and we are required to reimburse AXIS for any direct costs incurred by AXIS for us.  In addition, we pay a proportion of AXIS indirect costs based on a measure of our utilization of the facilities and activities of AXIS plus a service fee of not more than 15% of the direct and indirect costs. This service agreement may be terminated by us or AXIS on 60 days’ notice.  See “Certain Relationships and Related Party Transactions.”

We are one of four affiliated companies.  Each of the companies has some common Directors, officers and shareholders.  In addition, each of the companies is substantially dependent upon AXIS for its senior management and certain mining and exploration staff.  A number of arrangements and transactions have been entered into from time to time between such companies.  Currently, there are no material arrangements or planned transactions between the Company and any of the other affiliated companies other than AXIS.  However, it is possible we may enter into such transactions in the future which could present conflicts of interest.

Future Sales of Common Stock Could Depress The Price Of Our Common Stock

Future sales of substantial amounts of Common Stock pursuant to this prospectus or Rule 144 under the Securities Act of 1933 or otherwise by certain stockholders could have a material adverse impact on the market price for the Common Stock at the time.  As of the date of this annual report, there are 177,068,825 shares of Common Stock outstanding, of which 151,120,000 shares of Common Stock are restricted securities.  Restricted securities will be available for sale pursuant to Rule 144 under the Securities Act.  In general, under rule 144, a person (or persons whose shares are aggregated) who has satisfied a six-month holding period and who is not an affiliate of the Company may sell restricted securities without limitation as long as the Company is current in its SEC reports. A person who is an affiliate of the Company may sell within any three-month period a number of restricted securities which does not exceed the greater of one (1%) percent of the shares outstanding or the average weekly trading volume during the four calendar weeks preceding the notice of sale required by Rule 144.  In addition, Rule 144 permits, under certain circumstances, the sale of restricted securities by a non-affiliate without any limitations after a one-year holding period.  Any sales of shares by stockholders pursuant to Rule 144 may have a depressive effect on the price of our Common Stock.

Our Common Stock Is Traded Over the Counter, Which May Deprive Stockholders Of The Full Value Of Their Shares

Our Common Stock is quoted via the Over The Counter Bulletin Board (OTCBB).  As such, our Common Stock may have fewer market makers, lower trading volumes and larger spreads between bid and asked prices than securities listed on an exchange such as the New York Stock Exchange or the NASDAQ Stock Market.  These factors may result in higher price volatility and less market liquidity for the Common Stock.

A Low Market Price May Severely Limit The Potential Market For Our Common Stock

Our Common Stock is currently trading at a price substantially below $5.00 per share, subjecting trading in the stock to certain SEC rules requiring additional disclosures by broker-dealers.  These rules generally apply to any equity security that has a market price of less than $5.00 per share, subject to certain exceptions (a “penny stock”).  Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and institutional or wealthy investors.  For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale.  The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market.  Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer.  Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.  The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our Common Stock.

The Market Price Of Your Shares Will Be Volatile.

The stock market price of mineral exploration companies like us has been volatile. Securities markets may experience price and volume volatility. The market price of our stock may experience wide fluctuations that could be unrelated to our financial and operating results. Such volatility or fluctuations could adversely affect your ability to sell your shares and the value you might receive for those shares.

Item 1B.	Unresolved Staff Comments.

As of December 31, 2007, we do not have any Securities and Exchange Commission staff comments that have been unresolved for more than 180 days.

Item 2.	Properties.

Legend has exploration properties as discussed in “Item 1 – Description of Business”.  Legend occupies certain executive and office facilities in New York and in Melbourne, Victoria, Australia which are provided to it pursuant to the Service Agreement with AXIS.  See “Item 1 – Business - Employees” and “Item 12 – Certain Relationships and Related Transactions”.  Legend believes that its administrative space is adequate for its current needs.

Item 3.	Legal Proceedings.

There are no pending legal proceedings to which the Company is a party, or to which any of its property is the subject, which the Company considers material.

Item 4.	Submission of Matters to a Vote of Security Holders.

At the Company’s Annual Meeting of Stockholders held on November 27, 2007, stockholders voted to approve all of management’s proposals as follows:

1.           To elect the following directors to serve a one-year term and until their successors are elected and qualified:

	Votes For	Votes Withheld
Joseph Gutnick	89,832,926	-
David Tyrwhitt	89,832,926	-

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

The following table sets out the high and low bid information for the Common Stock as reported by the National Quotation Service Bureau for each period/quarter indicated in US$:

Calendar Period	High Bid (1)	Low Bid (1)

2006
First Quarter	3.75	2.50
Second Quarter	3.90	2.50
Third Quarter	2.55	0.85
Fourth Quarter	2.10	1.00

2007
First Quarter	1.80	0.90
Second Quarter	1.95	1.50
Third Quarter	1.45	1.25
Fourth Quarter	1.50	0.75

(1)	The quotations set out herein reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

As of February 29, 2008, there are 177,068,825 shares of Common Stock outstanding.

To date we have not paid dividends on our Common Stock and we do not expect to declare or pay any dividends on our Common Stock in the foreseeable future. Payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by the Board of Directors.

Shareholders

As of February 29, 2008, there were approximately 159 record holders of the Company's Common Stock. Within the holders of record of the Company's Common Stock are depositories such as Cede & Co., a nominee for The Depository Trust Company (or DTC), that hold shares of stock for brokerage firms which, in turn, hold shares of stock for one or more beneficial owners. Accordingly, the Company believes there are many more beneficial owners of its Common Stock whose shares are held in "street name", not in the name of the individual shareholder.

Options

Effective as of December 12, 2005, the Board of Directors of Company approved the distribution to stockholders for no consideration of an aggregate of 36,135,500 non-transferable options, each of which is exercisable to purchase one share of Common Stock of the Company at an exercise price of US$0.25 ($0.111, as adjusted) per share with a latest exercise date of December 31, 2012 and otherwise on the terms and conditions set out in Appendix A to the Form 8-K dated December 12, 2005.  The options were issued on a pro-rata basis to all stockholders of record on December 31, 2005 on the basis of two (2) options for every one (1) share of Common Stock owned by a stockholder on the record date. The options may not be exercised until the shares underlying the options are registered under federal and state securities laws. On June 26, 2006, the Board of Directors amended the terms and conditions of the options and included a cashless exercise clause for the options in the terms and conditions. On July 21, 2006, Renika exercised 34,778,220 options using the cashless exercise feature and were issued 71,730,079 shares of Common Stock. In December 2006, the Company issued 700,000 shares with attaching options on the basis of one option for every two shares at no exercise price. The options were exercised in December 2006. On December 27, 2006, a further optionholder exercised 19,000 options using the cashless exercise feature and were issued 24,750 shares of Common Stock.  3,123,630 of these options remained outstanding as of the date of this prospectus.

On September 19, 2006, the Company issued 8,100,000 options (as adjusted for the Stock Split) pursuant to the 2006 Equity Incentive Plan. Of the total 8,100,000 options issued, 2,700,000 vest on September 19, 2007, 2,700,000 vest on September 19, 2008 and 2,700,000 vest on September 19, 2009. The exercise price of the options is US$1.00 for the President and Chief Executive Officer and for all other participants, US$0.444 for 50% of the options and US$1.00 for the balance of 50% of the options. The options expire on September 19, 2016. The Company has accounted for all options issued in 2006 based upon their fair market value using the Binomial pricing model. There were no employee stock options issued by the Company prior to 2006. An external consultant has calculated the fair value of the options using the Binomial valuation method using a share price of US$0.50, strike price as set out above, maturity period of 5.5 to 6.5 years depending on the vesting date, risk free interest rate of 4.69% and volatility of 60%. This equates to values ranging from US$0.116 to US$0.233 per option depending on the exercise price and vesting date.  The total value of the options equates to A$752,701 (US$566,633).

In November 2006, the Company issued options to purchase 112,500 shares of Common Stock with an exercise price of US$0.111 per share in connection with the settlement of a dispute.

On May 16, 2007, the Company issued 862,500 options pursuant to the 2006 Equity Incentive Plan. Of the total 862,500 options issued, 287,500 vest on May 16, 2008, 287,500 vest on May 16, 2009 and 287,500 vest on May 16, 2010. The exercise price of the options is US$0.444 for 50% of the options and US$1.00 for the balance of 50% of the options. The options expire on May 16, 2017. The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model. An external consultant has calculated the fair value of the options using the Binomial valuation method using a share price of US$0.25, strike price as set out above, maturity period of 5.5 to 6.5 years depending on the vesting date, risk free interest rate of 4.92% and volatility of 60%. This equates to values ranging from US$0.064 to US$0.124 per option depending on the exercise price and vesting date.  The total value of the options equates to A$42,593 (US$35,438).

On December 28, 2007, the Board of Directors of the Company agreed to issue/ratify the issue of 5,387,500 options under the 2006 Incentive Option Plan to officers, employees and consultants as follows:

(i)
300,000 options which will vest 1/3 on September 10, 2009, 1/3 on September 10, 2010 and the balance on September 10, 2011 and 50% have an exercise price of US$0.444 per option and 50% have an exercise price of US$1.00 per option. An external consultant has calculated the fair value of the options using the Binomial valuation method using a share price of US$1.25, strike price as set out above, maturity period of 5.5 to 6.5 years depending on the vesting date, risk free interest rate of 4.637% and volatility of 60%. This equates to values ranging from US$0.79 to US$1.01 per option depending on the exercise price and vesting date.  The total value of the options equates to A$272,035;

(ii)
300,000 options which will vest 1/3 on December 19, 2009, 1/3 on December 19, 2010 and the balance on December 19, 2011 and 50% have an exercise price of US$0.444 per option and 50% have an exercise price of US$1.00 per option. An external consultant has calculated the fair value of the options using the Binomial valuation method using a share price of US$0.95, strike price as set out above, maturity period of 5.5 to 6.5 years depending on the vesting date, risk free interest rate of 4.441% and volatility of 60%. This equates to values ranging from US$0.54 to US$0.72 per option depending on the exercise price and vesting date.  The total value of the options equates to A$183,806; and

(iii)
4,787,500 options which will vest 1/3 on December 28, 2009, 1/3 on December 28, 2010 and the balance on December 28, 2011 and have an exercise price of US$1.00 per option. An external consultant has calculated the fair value of the options using the Binomial valuation method using a share price of US$1.09, strike price as set out above, maturity period of 5.5 to 6.5 years depending on the vesting date, risk free interest rate of 4.488% and volatility of 60%. This equates to values ranging from US$0.65 to US$0.69 per option depending on the exercise price and vesting date.  The total value of the options equates to A$3,386,185.

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

Effective November 17, 2006, the Company’s Board of Directors declared a 1-for-2 share bonus issue in the form of a dividend that was payable in December 2006 to stockholders of record as of November 17, 2006.  An aggregate of 27,599,722 shares of Common Stock were issued in connection with this dividend.

In November 2006, the Company’s Board of Directors declared a second 1-for-2 share bonus issue in the form of a dividend that was payable in January 2007 to stockholders of record as of December 31, 2006.  An aggregate of 41,934,337 shares of Common Stock were issued in connection with this dividend.

Transfer Agent

The transfer agent and registrar for the Company's Common Stock is Continental Stock Transfer & Trust Company of 17 Battery Place, 8th Floor, New York, NY 10004.

Recent Sales of Unregistered Securities

We have issued no unregistered securities within the period covered by this report which have not been previously reported on Form 10-QSB or Form 8-K except for the following.

Effective December 31, 2007 the Company agreed to issue 200,000 shares of Common Stock for services rendered to us and 150,000 shares of Common Stock for consulting services. The securities were issued in reliance upon exemption from the registration requirements of the Securities Act of 1933, as amended under section 4(2) of the Act and/or under regulations promulgated under the Act.

Item 6.	Selected Financial Data.

Our selected financial data presented below for each of the years in the five-year period ended December 31, 2007, and the balance sheet data at December 31, 2007 has been derived from financial statements, which have been audited by PKF, Certified Public Accountants, a Professional Corporation.  The selected financial data should be read in conjunction with our financial statements for each of the years in the five year period ended December 31, 2007 and Notes thereto, which are included elsewhere in this Annual Report.

Statement of Operations Data

Year ended December 31

	2006	2007	2007 Conv. Transl
	A$000s	A$000s	US$000s

Revenues	-	-	-

Other income (loss)	2	22	19

Costs and expenses	(4,537)	(8,540)	(7,487)

Loss from operations	(4,535)	(8,518)	(7,468)

Other income (loss)	(40)	(120)	(105)

Profit (loss) before income taxes	(4,575)	(8,638)	(7,573)

Provision for income taxes	-	-	-

Net profit (loss)	(4,575)	(8,638)	(7,573)

	A$	A$	$US

Net profit (loss) per share on continuing operations	(0.06)	(0.06)	(0.05)

Weighted average number of shares outstanding (000s)	75,230	146,740	146,740

Balance Sheet Data
	A$000s	A$000s	US$000s
Total assets	1,149	17,994	15,776
Total liabilities	1,881	1,035	908

Stockholders’ equity (deficit)	(732)	16,959	14,868

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

We are an exploration stage mining company.  Our principal exploration target is for phosphate. We are in the initial stages of our exploration program and we have not yet identified any ore reserves.  We have not generated any material revenues from operations

Foreign Currency Translation

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

Year ended
December 31

2006	A$1.00	=	US$0.7893
2007	A$1.00	=	US$0.8767

The exchange rate between the A$ and US$ has moved by 11.07% between December 31, 2006 and 2007.  Accordingly, a direct comparison of costs between fiscal 2006 and 2007 may not necessarily be a true comparison.

Plan of Operation

We have A$17,088,190 in cash at December 31, 2007.

We commenced exploration activities on the tenements we acquired in July 2006 and since that time and up to December 31, 2007, have spent A$8,943,385 on exploration activities. We plan to continue our exploration program throughout 2008 and anticipate spending A$5,000,000 on exploration. However, if exploration results are positive, we believe that we will be able to raise additional equity capital in order to progress our exploration program at a faster rate.

As set out in Item 1 “Employees” the services of our Chief Executive Officer, Chief Financial Officer, General Manager Development and Resources, geologists, finance and clerical employees are provided by AXIS.  At the current time, we have no plans to change these arrangements or employ any further persons.

Results of Operations

Year ended December 31, 2007 versus Year ended December 31, 2006

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

As an exploration company, we do not have an ongoing source of revenue. Our revenue stream is normally from ad-hoc tenement disposals and interest received on cash in bank. During the year ended December 31, 2007, we received A$22,183 (US$19,448) in interest on funds in the bank (2006: A$1,930).

Costs and expenses increased during the year from A$4,536,507 for the year ended December 31, 2006 to A$8,539,934 (US$7,486,960) for the year ended December 31, 2007.

The main components of costs and expenses are as follows:-

(i)
An increase in exploration expenditure written off from A$3,811,385 in 2006 to A$5,132,000 (US$4,499,224) in 2007. Our accounting policy is to expense all exploration costs (including costs associated with the acquisition of tenement interests) as incurred. During 2007, we incurred A$3,729,592 in costs for exploration drilling on our tenements in the Northern Territory. The costs included drilling, helicopter support, geological/geophysical contractors, salaries and associated costs for contract field staff, travel, accommodation, meals and tenement holding costs. During 2007, we used drillers almost continuously on our exploration program. In December 2007, we entered into agreements to purchase exploration permits in Queensland. The purchase price of A$1,318,000 included cash of A$800,000, and shares with a value of A$518,000. The total cost has been expensed as part of exploration costs. We have spent A$84,408 since entering into the agreements on purchasing and reviewing data for the permits. In 2006, the Company acquired certain diamond mining tenements in Northern Australia for A$1,500,000, paid A$81,000 in stamp duty, A$921,131 of exploration expenditure incurred by Astro from February 1, 2006 to September 30, 2006 and A$1,309,244 of exploration expenditure incurred since acquisition by the Company. All costs incurred in connection with this acquisition have been expensed as part of exploration costs. The Company commenced a drilling program on the tenement interests in the Northern Territory of Australia as soon as settlement of the acquisition of the tenements was completed.

(ii)
An increase in interest expense from A$41,371 in 2006 to A$62,196 (US$54,528) in 2007. During 2007, we incurred A$25,235 for interest on the camp lease; A$1,807 motor vehicle finance lease; A$14,683 charged by AXIS on outstanding amounts owing under the Service Agreement, which was repaid in June 2007; A$16,774 charged by Astro on amounts owed for exploration expenditure incurred by Astro, which was repaid in March 2007, and A$3,697 for short term funds used to maintain the Company’s activities. AXIS provides management and geological services to us pursuant to a Service Agreement dated December 2004. AXIS and Astro charged interest at a rate of 10.10% during 2007. During 2006, we borrowed A$324,951 from Wilzed, a company which our President and CEO is a Director and shareholder and in October 2006, the total debt of A$336,081 was repaid. Wilzed charged us A$3,588 in interest at a rate between 9.35% to 9.85% during 2006. AXIS charged us A$13,498 in interest for 2006 at a rate between 9.35% to 10.10% during 2006 on accounts owing under the Service Agreement. Astro charged us A$21,302 in interest on amounts owed for exploration expenditure incurred by Astro.

(iii)
An increase in legal, professional and accounting from A$89,351 for 2006 to A$213,063 (US$186,792) for 2007. During 2007, we incurred legal expenses of A$91,483 for general legal work including stock transfer matters, regulatory filings, stock option plans and Form SB-2 Registration Statement; audit fees of A$62,049 for professional services in relation to financial statements, the quarterly Form 10-QSBs, Form 10-KSB, Form 10-K and Form SB-2; and A$59,531 for a stock transfer agent and regulatory filing fees. All fees have increased from 2006 as a result of increased activity by the Company as a consequence of the acquisition of mining tenements, capital raising activities and preparation of the Form SB-2 Registration Statement. During 2006, we incurred legal expenses of A$28,295 in relation to general legal work including stock transfer matters, stock option plans and regulatory filings; audit fees of A$35,062 for professional services in relation to financial statements, the quarterly Form 10-QSBs and Form 10-KSB; and A$25,993 for a stock transfer agent and regulatory filing fees.

(iv)
An increase in administrative costs from A$479,093 in 2006 to A$2,753,365 (US$2,413,875) in 2007. During 2007, the corporate management and service fees charged to us by AXIS was A$410,416 (US$359,812). AXIS charged us A$454,107 (US$398,116) for Directors’ fees, salaries  and salary related matters incurred in behalf of the Company, which relates to our share of salaries paid to the President & Chief Executive Officer, Chief Financial Officer and Secretary, General Manager Development and Resources, General Manager Business and other staff of AXIS who provide services to the Company. One independent Director charged directly to the Company the amount of A$20,000 for 2007. The Company paid insurance premiums of A$35,100 for 2007 compared to the 2006 premium was only for five months. The Company incurred A$282,648 (US$247,798) for travel by Directors and officers on capital raising trips, A$67,867 for travel of Directors, officers and support contractors to the field, A$534,268 (US$469,269) for investor relations consultants and A$36,595 for tax matters, employee option valuation and exploration tenement maintenance; and A$13,443 for postage and freight charges. There was no comparable amount in 2006 for A$604,805 (US$530,233) for registration statement non-performance; A$111,197 for New York rent; A$49,256 for subscription to industry papers and services; A$15,564 for telecommunications support; A$14,751 for website maintenance; A$15,601 for depreciation of non-field assets and minor equipment purchases, A$8,238 for franchise tax, general costs of A$10,791 and A$8,791 for printing and stationery. AXIS charge A$120,000 for asset usage of plant and equipment of which $60,000 was charged to costs in 2007 and there was no comparable amount for 2006. The overall increase in administration costs related to the increase in activity by the Company as a consequence of providing support to a field exploration program from mid February 2007 to November 2007, capital raising activities, preparation of regulatory filings and Form SB-2 Registration Statement. During 2006, the management fee charged by AXIS to us was $76,910. AXIS charged us A$75,410 for Director’s fees and salaries incurred on behalf of the Company. One independent Director charged directly to the Company the amount of A$35,000 for the period from the date of his appointment to December 31, 2006. The Company paid A$8,350 in insurance premiums for policies that commenced in August 2006. The Company incurred A$66,477 in travel and accommodation costs, A$61,878 in relation to travel by Directors and officers on capital raising trips and A$4,598 for travel of support contractors to the field; A$193,513 for consultants, A$179,464 for investor relations consultants and A$14,049 for lodging annual tax returns, employee share option valuation and exploration tenement maintenance; A$8,350 for postage and freight costs; A$11,351 for motor vehicle costs related to the motor vehicle proposals for the field program.

(v)
Stock based compensation has increased from A$115,307 for 2006 to A$375,740 (US$329,411) for 2007. The Company has issued options under the 2006 Incentive Option Plan in September 2006, May 2007, September 2007 and December 2007. The increase is a result of additional options issued and includes an adjustment for forfeited options. See note 4 for further details on the options issued.

Accordingly, the loss from operations increased from A$4,534,577 for the year ended December 31, 2006 to A$8,517,751 (US$7,467,512) for the year ended December 31, 2007.

There was no provision for tax in either the prior year or the current year.

The net loss amounted to A$8,638,129 (US$7,573,047) for the year ended December 31, 2007, compared to a net loss of A$4,574,594 for the year ended December 31, 2006.

The net loss per common equivalent share in 2007 was A$0.06 (US$0.05) compared with a net loss with a common equivalent share price of A$0.06 (US$0.05) in the prior year.

Liquidity and Capital Resources

As of December 31, 2007, the Company has cash of A$17,088,190 (US$14,981,216).

On December 12, 2007, we entered into a Subscription Agreement with Atticus European Fund Ltd. and Green Way Managed Account Series Ltd. in respect of its segregated account, Green Way Portfolio D (collectively “Atticus”) pursuant to which the Company issued in a private placement transaction (the “Private Placement”) to Atticus an aggregate of 18,750,000 shares of Common Stock at a price of US$0.80 per share for an aggregate purchase price of US$15,000,000 (A$16,924,292).  We agreed to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of the shares of Common Stock, which registration statement was filed on February 13, 2008.

During fiscal 2007, net cash used in operating activities was A$7,048,738 (US$6,179,629), as compared to A$4,125,135 in 2006, reflecting the commencement of the Company’s diamond exploration activities in 2006.

During fiscal 2007, net cash provided by financing activities was A$23,435,853 (US$20,546,212) which represented the proceeds of private placements offering of shares of Common Stock and repayment of short term financing facilities, as compared to A$4,977,205 in 2006.

We commenced exploration activities on the tenements we acquired in July 2006 and since that time and up to December 31, 2007, have spent A$8,943,385 on exploration activities which includes the amounts paid in connection with our Astro acquisition and purchase of exploration permits in Queensland. We plan to continue our exploration program throughout 2008 and anticipate spending A$5,000,000 on exploration. However, if exploration results are positive, we believe that we will be able to raise additional equity capital in order to progress our exploration program at a faster rate. In addition, we expect that we will need to spend $2,000,000 on legal, professional, accounting and administration expenses. The Company will need to raise funds in cash to fund its business plan.  The Company plans to satisfy its cash requirements by additional equity financing or loans. This will be in the form of private placements of restricted Common Stock, preferred stock or debentures. The Company may not be able to operate if it does not obtain the additional capital or financing it requires. There can be no assurance that the Company will be successful in raising such capital or financing and thus, be able to satisfy its cash requirements.

The Company is considered to be an exploration stage company, with no significant revenue, and is dependent upon the raising of capital through placement of its Common Stock, preferred stock or debentures. In the event the Company is unsuccessful in raising such capital, it may never commence active operations.

Impact of Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements on the Company’s annual financial statements, see Note 2 to the Company’s Financial Statements which are included herein.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

At December 31, 2007, the Company had no outstanding Loan Facilities.

Item 8.	Financial Statements and Supplementary Data.

See the Financial Statements beginning on page F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants or any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two years ended December 31, 2007.

Item 9A.	Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures.

Our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended) as of the end of the period covered by this report.   Based on that evaluation, such principal executive officer and principal financial officer concluded that, the Company’s disclosure control and procedures were effective as of the end of the period covered by this report.

(b)	Management's Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules l3a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision of management and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on [the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation of internal Control over financial reporting, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

(c)	Change in Internal Control over Financial Reporting.

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

(d)
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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets out certain information concerning the Company’s executive officers and directors.

Name	Age	Position(s) Held

Joseph Gutnick	55	Chairman of the Board President, Chief Executive Officer and Director.

David Tyrwhitt	69	Director

Peter Lee	50	Secretary, Chief Financial Officer and Principal Accounting Officer.

Craig Michael	30	General Manager Development and Resources

Joseph Gutnick
Mr. Gutnick has been Chairman of the Board, President and Chief Executive Officer since November 2004 and has been Chairman of the Board, President and Chief Executive Officer of numerous public listed companies in Australia and the USA specialising in the mining sector since 1980 and is currently a Director of Quantum Resources Limited.  Mr. Gutnick was previously been a Director of the World Gold Council.  He is a Fellow of the Australasian Institute of Mining & Metallurgy and the Australian Institute of Management and a Member of the Australian Institute of Company Directors.

David Tyrwhitt

Dr Tyrwhitt was appointed a Director in March 2005. He is a geologist, holding a Bachelor of Science and PhD degrees and has 46 years experience in mineral exploration and management development and operation of gold mines in Australia.  Dr Tyrwhitt has been a Director of numerous public listed companies in Australia in the mining industry and is currently a Director of Astro Diamond Mines N.L., Great Gold Mines N.L., and Quantum Resources Limited and has also been a Director of Golden River Resources Corp, a Delaware corporation (GORV.OB) since 1996.

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

Craig Michael

Mr. Michael has 8 years experience in the mining and resources industry. His previous work was with Oxiana Ltd where he was based in Laos in a Supervisor/Trainer role, both as a Mine Geologist and Resource Geologist at the Sepon Copper Gold Project. He was responsible for the geological interpretation ofthe Khanong copper-gold deposit and the surrounding oxide and primary gold deposits. In conjuction with training the national geologic staff in all mining and resource geology functions Mr. Michael also conducted resource estimates for public reporting. Prior to his time with Oxiana, he was a Mine Geologist at Sons of Gwalia’s Carosue Dam Gold Project in Western Australia where he also conducted his honours thesis on their flagship Karari gold deposit.

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

The executive officers of the Company are appointed by the Board of Directors.  There are no family relationships between any Directors or executive officers of the Company other than as disclosed.

Our Board of Directors consists of two members, of whom one has been, and continues to be, independent under applicable regulations. During fiscal 2007, our Board of Directors met four times. The Board of Directors also uses resolutions in writing to deal with certain matters and during fiscal 2007, six resolutions in writing were signed by all Directors.

The Company encourages all Directors to attend the Annual Meeting of stockholders, either in person or by telephone. The Directors did not attend the 2007 Annual Meeting as they were overseas on business.

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

Audit and Compensation Committees

We do not have an Audit Committee or a Compensation Committee as we only have two Directors, only one of whom (Dr. Tyrwhitt) may be deemed to be independent.  However, Dr Tyrwhitt liaises directly with the auditors on matters normally dealt with by an Audit Committee. It is the opinion of the Board of Directors that Mr. Tyrwhitt is an independent director as defined in Rule 10A-3 of the Securities Exchange Act of 1934. In addition, the Board believes that Mr. Tyrwhitt would meet the director independence requirements of the Nasdaq Stock Market if we were listed on such Market. Our Board does not include a "financial expert" as defined in Item 407 of Regulation S-K. The Company only has one independent Director and this Director does not have a finance background.

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
Legend International Holdings, Inc.
PO Box 6315 St Kilda Road
Central Melbourne, Victoria 8008 Australia

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our Directors, executive officers and beneficial owners of more than 10% of the outstanding Common Stock are required to file reports with the Securities and Exchange Commission concerning their ownership of and transactions in our Common Stock and are also required to provide to us copies of such reports.  Based solely on such reports and related information furnished to us, we believe that in fiscal 2007 all such filing requirements were complied with in a timely manner by all Directors and executive officers and 10% stockholders, except that Mr. Gutnick and Renika Pty Ltd. filed one Form 4 in connection with the sale of stock and Mr. Gutnick filed one Form 4 with respect to the receipt of options. Mr Lee filed two Form 4’s in connection with the receipt of options and Mr Michael filed a Form 3 and two Form 4’s in connection with the receipt of options after the respective due dates of such forms.

Item 11.	Executive Compensation.

The following table sets forth the annual salary, bonuses and all other compensation awards and pay outs on account of our Chief Executive Officer for services rendered to us during the fiscal years ended December 31, 2006 and 2007, and for our Chief Financial Officer and General Manager Development and Resources for 2007.  No other executive officer received more than US$100,000 per annum during this period.

Summary Compensation Table

Name and Principal Position	Year	Salary (A$)	Bonus (A$)	Stock Awards (A$)	Option Awards (A$)		Non-Equity Incentive Plan Compensation (A$)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (A$)	All Other Compensation (A$)			Total (A$)
Joseph Gutnick,
Chairman of the
Board, President and	2007	82,132	-	-	86,764		-	-	26,768			195,664
CEO	2006	-	-	-	28,892	(i)	-	-	-	(ii)		28,892

Peter Lee, CFO & Secretary	2007	115,400	-	-	65,501	(i)	-	-	38,825	(ii)	(iii)	219,726
Craig Michael, Gen Mgr, Development & Resources	2007	48,988	-	-	59,341	(i)	-	-	11,948	(ii)		120,277

(i)	The amounts included in the table for option awards has been calculated in accordance with SFAS 123R.
(ii)	Includes share of superannuation contributions made by AXIS applicable to salaries charged to the Company.
(iii)	Includes share of cost of motor vehicle costs made by AXIS applicable to Mr Lee as charged to the Company.

The services of our Chief Executive Officer, Chief Financial Officer & Secretary and General Manager Development and Resources are provided to us pursuant to a Service Agreement effective December 1, 2004 (the “Service Agreement”) by and between AXIS Consultants Pty Limited and ourselves.

Outstanding Equity Awards at Fiscal Year-End

Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Been Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Joseph Gutnick,
Chairman of the
Board, President and
CEO	-	-	2,250,000	US$1.00	9/19/16	-	-	-	-

Peter Lee,	-	-	787,500	US$0.444	9/19/16	-	-	-	-
CFO and	-	-	787,500	US$1.00	9/19/16	-	-	-	-
Secretary	-	-	1,000,000	US$1.00	12/28/17	-	-	-	-

Craig Michael,
General Manager,	-	-	150,000	US$0.444	9/10/17	-	-	-	-
Development &	-	-	150,000	US$1.00	9/10/17	-	-	-	-
Resources	-	-	1,250,000	US$.100	12/28/17	-	-	-	-

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

The Board may amend the 2006 Plan, except that no amendment may adversely affect the rights of a participant without the participant’s consent or be made without stockholder approval if such approval is necessary to qualify for or comply with any applicable law, rule or regulation the Board deems necessary or desirable to qualify for or comply with.

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

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2007, information regarding options under our 2006 stock option plan, our only active plan.  The 2006 stock option plan has been approved by our stockholders.  Outstanding options under this plan that are forfeited or cancelled will be available for future grants.  All of the options are for the purchases of our Common Stock.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available future issuance under equity compensation (excluding securities reflected in Column One)
Equity compensation plans approved by security holders	12,587,500	A$0.8820	5,119,326
Equity compensation plans not approved by security holders	-	-	-

Director Compensation

Name	Fees Earned or Paid in Cash (A$)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total (A$)
David Tyrwhitt	20,000	-	-	-	-	-	20,000

It is our policy to reimburse Directors for reasonable travel and lodging expenses incurred in attending Board of Directors meetings.  Commencing January 2005, non-management Directors are paid Directors fees of A$20,000 per annum.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets out, to the best of our knowledge, the numbers of shares in us beneficially owned as at December 31, 2007 by:

(i)	each of our present Executive Officers and Directors,

(ii)	each person (including any “group” as that term is defined in Section 13(d)(3) of the Securities Exchange Act) who beneficially owns more than 5% of our Common Stock, and

(iii)	all of our present Directors and officers as a group.

Title of Class	Name	Number of Shares Owned			Percentage of Shares (1)
Shares of Common Stock	Joseph and Stera Gutnick *	84,426,726	(2	)(3)(4)(5)	47.68
Shares of Common Stock	David Tyrwhitt *	-			-
Shares of Common Stock	Peter Lee *	525,000	(6)		**
Shares of Common Stock	Craig Michael	-	(7)		-

	All officers and Directors
	As a Group	84,951,726			47.98

	767 Fifth Avenue –
	12th Fl.
	New York, NY
Shares of Common Stock	10153	17,606,901	(8)		9.94

Shares of Common Stock	Green Way Portfolio D 767 Fifth Avenue – 12th Fl. New York, NY 10153	1,143,099	(8)		0.65

*	unless otherwise indicated, the address for each person is C/- Legend International Holdings, Inc., Level 8, 580 St Kilda Road, Melbourne, Victoria 3004, Australia.
**	less than 1%

Notes relating to Item 11:

(1)	Based on 177,068,825 shares outstanding as of December 31, 2007.

(2)
Includes 63,775,476 shares of Common Stock owned by Renika Pty. Ltd., of both of which Mr Joseph Gutnick, Stera M. Gutnick and members of their family are officers, Directors and principal stockholders.

(3)
Includes 750,000 shares issuable to Mr Joseph Gutnick upon exercise of stock options of which vested on September 19, 2007. Mr Gutnick holds a further 750,000 options which vest on September 19, 2008 and 750,000 options which vest on September 19, 2009. Does not include 1,666,667 options which are exercisable on February 7, 2009, 1,666,667 options which are exercisable on February 7, 2010, 1,666,667 options which are exercisable on February 7, 2011.

(4)	Joseph Gutnick and Stera Gutnick are husband and wife.

(5)
Includes 19,901,250 shares of Common Stock owned by Chabad House of Caulfield Pty Ltd. (“Chabad House”), a private corporation that is the trustee of the Heichal Menachem Community Centre Fund, a charitable organization. Joseph Gutnick and Stera Gutnick are directors of Chabad House but disclaim any beneficial interest in the shares of Common Stock owned by Chabad House.

(6)
Includes 525,000 shares issuable to Mr Peter Lee upon exercise of stock options of which vested on September 19, 2007. Mr Lee holds a further 525,000 options which vest on September 19, 2008, 333,333 options which vest on December 28, 2009  525,000 options which vest on September 19, 2009, 333,333 options which vest on December 28, 2009, 333,333, options which vest on December 28, 2010 and 333,334, options which vest on December 28, 2011.

(7)
Does not include 100,000 options which vest on September 10, 2009, 416,666 options which vest on December 28, 2009  100,000 options which vest on September 10, 20010, 416,667 options which vest on December 28, 2010, 100,000, options which vest on September 10, 2011 and 416,667, options which vest on December 28, 2011.

(8)	In accordance with a Form 3/A dated January 3, 2008, Atticus Capital L.P., Atticus Management Limited and Mr. Timothy Barakett may be deemed to be beneficial owners of the shares of Common Stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

In December 2004, the Company entered into an agreement with AXIS Consultants Pty Ltd to provide geological, management and administration services to the Company.  AXIS is affiliated through common management. We are one of four affiliated companies.  Each of the companies has some common Directors, officers and shareholders.  In addition, each of the companies is substantially dependent upon AXIS for its senior management and certain mining and exploration staff.  A number of arrangements and transactions have been entered into from time to time between such companies.  It has been the intention of the affiliated companies and respective Boards of Directors that each of such arrangements or transactions should accommodate the respective interest of the relevant affiliated companies in a manner which is fair to all parties and equitable to the shareholders of each. Currently, there are no material arrangements or planned transactions between the Company and any of the other affiliated companies other than AXIS.

AXIS is a company owned by its public companies (including Legend) and any profits generated by AXIS are returned to its shareholders in the form of dividends.

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

We are required to reimburse AXIS for any direct costs incurred by AXIS for the Company.  In addition, we are required to pay a proportion of AXIS’s overhead cost based on AXIS’s management estimate of our utilisation of the facilities and activities of AXIS plus a service fee of not more than 15% of the direct and overhead costs. Amounts invoiced by AXIS are required to be paid by us.  We are also not permitted to obtain from sources other than AXIS, and we are not permitted to perform or provide ourselves, the services contemplated by the Service Agreement, unless we first requests AXIS to provide the service and AXIS fails to provide the service within one month.

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

During 2006, AXIS charged the Company A$203,664 in management fees and administration services, A$212,679 for exploration services provided to the Company, charged interest of A$13,498 on the outstanding balance, loaned us $4,500 and the Company repaid A$180,000. AXIS charged interest at a rate of between 9.35% and 10.10% for 2006. AXIS did not charge a service fee for 2006. The amount owed to AXIS at December 31, 2006 was A$312,253.  During 2007, AXIS charged the Company A$1,126,311 in management fees including salaries incurred in relation to AXIS staff that provided services to the Company, A$834,552 for exploration services provided to the Company, A$151,800 for asset usage, interest of A$14,683 and we repaid A$2,432,687. AXIS charged interest at a rate of 10.10% for 2007. The amount owed to AXIS at December 31, 2007 was A$6,912.

On December 14, 2004, the Company issued 20,250,000 options to Renika Pty Ltd (“Renika”) as consideration for services to be rendered by the new President and Chief Executive Officer of the Company.  The 20,250,000 options convert to 20,250,000 shares of Common Stock at an exercise price of $0.022 and a latest exercise date of December 2009.  The Company undertook a Black Scholes valuation of the options using a $0.022 exercise price, $0.022 market price, 5 year life, risk free interest rate of 5.155% and a volatility of 16.7% which equated to a value of $123,300.  The $0.022 market price was based on the price of the Company’s shares of Common Stock at the time.  In the absence of any independent directors on the Company’s Board, the Company’s sole director, Mr. Gutnick, appointed Dr. David Tyrwhitt to approve the terms of the options on behalf of the Company.  In September 2005, Renika exercised the 20,250,000 options using the cashless exercise feature and were issued 17,085,937 shares of Common Stock.

Wilzed Pty Ltd, a company associated with President and CEO of the Company, Joseph Gutnick, has paid expenses on behalf of the Company and has provided loan funds to enable the Company to meet its liabilities. During the 2006 fiscal year, Wilzed loaned A$324,951 and charged A$3,588 in interest, and we repaid $336,081. The amount owed at December 31, 2006 was A$nil. Wilzed charged interest at a rate of between 9.35% and 9.85% for 2006.

Mr Joseph Gutnick, the President of the Company advanced the Company the initial deposit on opening a US Dollar bank account. In March, 2007, the balance of A$831, owing of the initial advance of A$1,303 (US$1,000) less expenses incurred of A$472, was repaid.

Effective as of March 3, 2006, Legend entered into a Contract for the Sale of Mining Tenements (“Contract”) with Astro Diamond Mines N.L. (“Astro”) an Australian company pursuant to which the Company acquired certain diamond mining tenements in Northern Australia from Astro. The consideration payable by Legend to Astro was A$1.5 million and Legend was also required to pay to Astro any costs incurred on the tenements after February 1, 2006.  Astro provided commercial warranties which are usual for a transaction of this nature in favour of Legend. Under Australian law, Astro was required to provide an independent experts report to shareholders for this transaction. In order to prepare the independent experts report, a mineral valuation was prepared on behalf of Astro which indicated that the preferred value for the tenements that are the subject of the transaction was A$1.5 million. This formed the basis of the consideration agreed by the parties. The President and Chief Executive Officer of the Company, Mr. J. I. Gutnick, was Chairman and Managing Director of Astro and Dr DS Tyrwhitt, an independent Director of the Company is also a Director of Astro. The tenements are located in the Northern Territory of Australia and are prospective for all minerals. Astro incurred costs on the mining tenements from February 1, 2006 which at settlement Legend was required to pay. However, Astro had not quantified the amount at the date of settlement. At December 31, 2006, the Company owed Astro A$942,433 including interest of A$21,302. During 2007, the amount was repaid in full including interest charge for 2007 of A$16,774. Astro charged interest at a rate of 10.10% in 2007.

The Company appointed Mr. Mordechai Gutnick, as the Company’s General Manager, Business in December, 2007.  Mr.  Gutnick is the son of Joseph Gutnick, the Company’s President and Chairman of the Board.  Mr. Mordechai Gutnick receives an annual salary paid via AXIS.  In addition, in December, 2007, Mr. Mordechai Gutnick was granted 2,000,000 stock options:

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

Item 14.	Principal Accounting Fees and Services.

The following table shows the audit fees incurred for fiscal 2007 and 2006.

	2007 A$	2006 A$

Audit fees	62,049	35,062
Audit related fees	-	-
Tax fees	2,994	4,280
Total	65,043	39,342

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

As part of its duties, our Board of Directors pre-approves audit and non-audit services performed by our independent auditors in order to assure that the provision of such services does not impair the auditors’ independence.  Our Board of Directors does not delegate to management its responsibilities to pre-approve services performed by our independent auditors.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Documents filed as part of the report.

(1)	All Financial Statements
Page

	Report of Independent Registered Public Accounting Firm	F-1
	Balance Sheet	F-2
	Statements of Operations	F-3
	Statements of Stockholders’ Equity	F-4 – F-5
	Statements of Cash Flows	F-6
	Notes to Financial Statements	F-7 – F-21

(2)	Financial Statements Schedule

All other schedules have been omitted because they are not applicable or not required, or because the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits

See Index to Exhibits at page 46 for a description of the exhibits filed as a part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorised.

LEGEND INTERNATIONAL HOLDINGS, INC.
(Registrant)

By:
Peter J Lee
Chief Financial Officer and Secretary

Dated: March 17, 2008

FORM 10-K Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

1.
Joseph Gutnick	Chairman of the Board,
President and Chief Executive
Officer (Principal Executive
	Officer) and Director	March 17, 2008

2.
David Tyrwhitt	Director	March 17, 2008

3.
Peter Lee	Chief Financial Officer and
Secretary (Principal Financial
	and Accounting Officer)	March 17, 2008

EXHIBIT INDEX

Incorporated by
Reference to:

Exhibit No.	Exhibit
1.1	Subscription Agreement (1)
3.1	Certificate of Incorporation (1)
3.2	Amended Certificate of Incorporation (2)
3.3	Bylaws (1)
3.4	Specimen Stock Certificate (1)
3.5	Amendment to Certificate of Incorporation (5)
10.1	2006 Incentive Option Plan (3)
10.3	Contract for the Sale of Mining Tenements (4)
10.4	Subscription Agreement dated as of December 12, 2007 (6)
10.5	Agreement with Iron Duketon Pty Limited dated November 2, 2007 (7)
10.6	Agreement with Ansett Resources & Industries Pty Ltd. dated November 7, 2007 (7)
10.7	Agreement with King Eagle Resources Pty Limited dated December 7, 2007 (8)
21.1	Subsidiaries of the Registrant (5)
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Joseph Isaac Gutnick (6)
31.2	Certification of Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter James Lee (6)
32.1	Certification of Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Joseph Isaac Gutnick (6)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Peter James Lee (6)

Footnotes:

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form SB-2, filed on February 2, 2001, File No. 333-55116, and the amendments thereto.

(2)	Incorporated herein by reference to the Company’s current report on Form 8-K filed on March 21, 2003.

(3)	Incorporated herein by reference to the Appendix to the Company’s Proxy Statement filed on October 19,, 2006.

(4)	Incorporated by reference to the Company’s current report on Form 8-K filed on March 10, 2006.

(5)	Filed herewith

(6)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 19, 2007.

(7)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 28, 2007.

(8)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 28, 2007.

Financial Statements for the years ended December 31, 2006 and 2007.

Legend International Holdings, Inc.
Audited Financial Statements for the Company for the years ended December 31, 2007 and 2006.

LEGEND INTERNATIONAL HOLDINGS, INC.
(An Exploration Stage Company)

Financial Statements

December 31, 2007 and 2006

(with Report of Independent Registered Public Accounting Firm)

CONTENTS

Page

Report of Independent Registered Public Accounting Firm	F-1
Balance Sheet	F-2
Statements of Operations	F-3
Statements of Stockholders’ Equity (Deficit)	F-4 – F-5
Statements of Cash Flows	F-6
Notes to Financial Statements	F-7 – F-21

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Legend International Holdings, Inc

We have audited the accompanying balance sheet of Legend International Holdings, Inc (An Exploration Stage Company) as of December 31, 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2007 and 2006 and the cumulative amounts from inception, January 5, 2001 through December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Legend International Holdings, Inc. at December 31, 2007, and the results of its operations and its cash flows for the periods indicated above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As described in note 1, at December 31, 2007 the Company had not yet commenced revenue producing operations and had a retained deficit of A$13,993,863. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management’s plans in regard to these matters are also discussed in note 1.

New York, NY	PKF
March 13, 2008	Certified Public Accountants
A Professional Corporation

LEGEND INTERNATIONAL HOLDINGS, INC.
(An Exploration Stage Company)
Balance Sheet
December 31, 2007

ASSETS
	2007 A$	Convenience Translation 2007 US$
Current Assets:
Cash	17,088,190	14,981,216
Receivables	507,264	444,718
Prepayments	110,840	97,174
Total Current Assets	17,706,294	15,523,108

Non-Current Assets:
Property and Equipment, net	158,177	138,674
Deposits (note 10)	130,000	113,971
Total Non-Current Assets	288,177	252,645

Total Assets	17,994,471	15,775,753

LIABILITIES

Current Liabilities:
Accounts payable and accrued expenses	671,384	588,602
Lease liability	273,740	239,988
Total Current Liabilities	945,124	828,590

Non Current Liabilities:
Reclamation and Remediation Provision (note 9)	90,000	78,903
Total Non Current Liabilities	90,000	78,903

Total Liabilities	1,035,124	907,493

Commitments and Contingencies (Notes 8, 9 and 10)
Stockholders’ Equity
Common stock: US$.001 par value 300,000,000 shares authorised
177,068,825 shares issued	223,039	195,538
Additional Paid-in-Capital	30,691,681	26,907,397
Other Comprehensive Gain	38,490	33,744
Retained Deficit during development period	(839,463)	(735,957)
Retained Deficit during exploration period	(13,154,400)	(11,532,462)

Total Stockholders’ Equity	16,959,347	14,868,260

Total Liabilities and Stockholders’ Equity	17,994,471	15,775,753

The accompanying notes are integral part of the financial statements.

LEGEND INTERNATIONAL HOLDINGS, INC.
(An Exploration Stage Company)
Statements of Operations

	For the years Ended December 31		Convenience Translation	January 5, 2001 (Inception) to December 31,
	2006 A$	2007 A$	2007 US$	2007 A$
Revenues:

Sales	-	-	-	6,353
less cost of sales	-	-	-	(1,362)

Gross profit	-	-	-	4,991

Other income
Interest income – related entity	-	-	-	-
Interest income – other	1,930	22,183	19,448	26,058
	1,930	22,183	19,448	31,049

Costs and expenses:
Legal, professional and accounting	89,351	213,063	186,792	348,460
Exploration expenditure	3,811,385	5,132,000	4,499,224	8,943,385
Stock based compensation	115,307	375,740	329,411	1,146,897
Interest expense	41,371	62,196	54,528	112,131
Loss on equipment written off	-	3,570	3,130	3,570
Administration expenses	479,093	2,753,365	2,413,875	3,310,074
Total expenses	(4,536,507)	(8,539,934)	(7,486,960)	(13,864,517)

(Loss) from operations	(4,534,577)	(8,517,751)	(7,467,512)	(13,833,468)
Foreign currency exchange gain/(loss)	(40,017)	(120,378)	(105,535)	(160,395)
(Loss) before income taxes	(4,574,594)	(8,638,129)	(7,573,047)	(13,993,863)

Provision for income taxes	-	-	-	-

Net (loss)	(4,574,594)	(8,638,129)	(7,573,047)	(13,993,863)

Basic and diluted loss per common shares	(0.06)	(0.06)	(0.05)	(0.31)

Weighted average number of common shares used in per share calculations	75,229,664	146,739,872	146,739,872	44,441,012

The accompanying notes are integral part of the financial statements.

LEGEND INTERNATIONAL HOLDINGS, INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)
for the period ended December 31, 2007

	Common Stock
	Shares	Par Value A$	Additional Paid-In Capital A$	Retained (Deficit) During the Exploration Period A$	Retained (Deficit) During the Development Period A$	Other Comprehensive Gain A$	Stockholders’ Equity (Deficit) A$
Balance, January 5, 2001	-	-	-	-	-	-	-

Shares issued to founder for organisation cost and services at US$0.05 per shares	4,297,500	5,550	118,896	-	-	-	124,446
Shares Issued for services rendered at US$0.05 per share	146,250	189	4,046	-	-	-	4,235
Shares Issued for Cash	616,500	796	17,056	-	-	-	17,852

Net Loss	-	-	-	-	(131,421)	-	(131,421)
Balance, December 31, 2001	5,060,250	6,535	139,998	-	(131,421)	-	15,112

Shares Issued for Cash	225,000	291	6,225	-	-	-	6,516
Shares Issued for Officer’s Compensation	11,250,000	14,529	148,359	-	-	-	162,888

Net Loss	-	-	-	-	(182,635)	-	(182,635)
Balance, December 31, 2002	16,535,250	21,355	294,582	-	(314,056)	-	1,881

Shares Issued for services rendered at US$0.022 per share	5,026,500	6,491	139,065	-	-	-	145,556

Net Loss	-	-	-	-	(156,965)	-	(156,965)
Balance, December 31, 2003	21,561,750	27,846	433,647	-	(471,021)	-	(9,528)

Shares Issued for services rendered at US$0.022 per share	2,004,750	2,589	55,464	-	-	-	58,053
Options Issued for services	-	-	160,672	-	-	-	160,672
Loan forgiveness-former major shareholder	-	-	12,144	-	-	-	12,144

Net Loss	-	-	-	-	(234,611)	-	(234,611)
Balance, December 31, 2004	23,566,500	30,435	661,927	-	(705,632)	-	(13,270)
Shares issued on cashless exercise of options	17,085,938	22,066	(22,066)	-	-	-	-
Net Loss	-	-	-	-	(75,508)	-	(75,508)
Balance, December 31, 2005	40,652,438	52,501	639,861	-	(781,140)	-	(88,778)
Share issued on cashless exercise of options	72,281,329	93,336	(93,336)	-	-	-	-
Shares and options issued under settlement agreement	112,500	144	35,272	-	-	-	35,416
Shares issued for cash	12,756,734	16,524	3,854,843	-	-	-	3,871,367
Cost of share issues	-	-	(128,376)	-	-	-	(128,376)
Amortisation of Options under stock option plan	-	-	115,307	-	-	-	115,307
Net unrealized gain on foreign exchange translation	-	-	-	-	-	38,490	38,490
Net Loss	-	-	-	(4,516,271)	(58,323)	-	(4,574,594)
Balance, December 31, 2006	125,803,001	162,505	4,423,571	(4,516,271)	(839,463)	38,490	(731,168)

LEGEND INTERNATIONAL HOLDINGS, INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)
for the period ended December 31, 2007
(continued)

	Common Stock
	Shares	Par Value A$	Additional Paid-In Capital A$	Retained (Deficit) During the Exploration Period A$	Retained (Deficit) During the Development Period A$	Other Comprehensive Gain A$	Stockholders’ Equity (Deficit) A$
Shares issued for cash	47,886,624	56,690	25,684,414	-	-	-	25,741,104
Cost of share issues	-	-	(1,675,111)	-	-	-	(1,675,111)
Shares issued for consulting fees	2,604,200	2,984	1,001,122	-	-	-	1,004,106
Shares issued on cashless exercise of options	75,000	85	(85)	-	-	-	-
Shares issued as a result of delay in lodgement of registration statement	200,000	230	364,575	-	-	-	364,805
Shares issued for part-settlement of the acquisition of rights to exploration licences under agreement	500,000	545	517,455	-	-	-	518,000
Amortization of options under stock option plan	-	-	375,740	-	-	-	375,740
Net Loss	-	-	-	(8,638,129)	-	-	(8,638,129)
Balance, December 31, 2007	177,068,825	223,039	30,691,681	(13,154,400)	(839,463)	38,490	16,959,347

The accompanying notes are integral part of the financial statements.

LEGEND INTERNATIONAL HOLDINGS, INC.
(An Exploration Stage Company)
Statement of Cash Flows

	For the years Ended December 31		Convenience Translation	January 5, 2001 (Inception) to December 31,
	2006 A$	2007 A$	2007 US$	2007 A$
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	(4,574,594)	(8,638,129)	(7,573,048)	(13,993,863)

Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Foreign exchange	40,017	120,378	105,535	159,052
Shares and Options issued for Stock Based Compensation
- Employees	115,307	375,740	329,411	1,146,898
- Consultants	-	383,833	336,507	383,833
- Exploration Agreement	-	518,000	454,131	518,000
- Registration Payment Arrangements	-	364,805	319,825	364,805
Provision for rehabilitation	-	90,000	78,903	90,000
Depreciation	1,021	19,949	17,489	20,970
Accrued interest added to principal	34,800	-	-	37,282
Net Change in:
Receivables	(169,271)	(388,634)	(340,716)	(557,905)
Prepayments and deposits	(104,559)	(136,281)	(119,477)	(240,840)
Accounts Payable and Accrued Expenses	532,144	241,601	211,812	806,413
Net Cash (Used) In Operating Activities	(4,125,135)	(7,048,738)	(6,179,628)	(11,265,355)

CASH FLOWS FROM INVESTING ACTIVITIES:

Write off of Property and Equipment	-	3,570	3,130	3,570
Purchase of Property, Equipment and Motor Vehicle	(12,273)	(142,292)	(124,748)	(154,565)
Net Cash (Used) In Investing Activities	(12,273)	(138,722)	(121,618)	(150,995)

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances Payable - Affiliates	1,245,345	(1,271,501)	(1,114,725)	(26,156)
Repayment of Convertible Debenture	-	-	-	(130,310)
Repayment of Shareholder Advance	-	-	-	(641)
Proceeds from Convertible Debenture Payable	-	-	-	130,310
Shareholder Advance	-	-	-	6,621
Proceeds from Issuance of Stock	3,871,367	25,741,103	22,567,225	29,636,838
Cost of share issues	(128,376)	(1,033,749)	(906,288)	(1,162,125)
Net Borrowing/Repayments from Affiliates	(11,131)	-	-	50,003
Net Cash Provided for financing activities	4,977,205	23,435,853	20,546,212	28,504,540

Net Increase in Cash	839,797	16,248,393	14,244,966	17,088,190

Cash at Beginning of Period	-	839,797	736,250	-

Cash at End of Period	839,797	17,088,190	14,981,216	17,088,190

Supplemental Disclosures:
Cash paid for interest	-	62,196	54,527	62,196
Cash paid for income taxes	-	-	-	-
Stock and options issued for services	150,723	641,361	562,281	1,447,935
Accrued interest and stockholder advances charged to paid in capital	-	12,744	11,172	12,744
Stock issued for exploration agreement	-	518,000	454,131	518,000
Stock issued for registration payment arrangement	-	364,805	319,825	364,805
Equipment obtained through a capital lease	-	24,581	21,550	24,581
Capital lease obligation for exploration costs	-	362,462	317,770	362,462
Interest in relation to capital lease for exploration costs	-	42,313	37,096	42,313

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

Following a change of management in November 2004, the Company developed a new plan of operations for fiscal 2006, which is to engage in mineral exploration and development activities.  The Company's current business plan calls for the identification of mineral properties where it can obtain secure title to exploration, development and mining interests. The Company’s preference is to identify large minerals deposits with low operating costs. The Company is prepared to consider the exploration, development and mining of profitable base metal interests.  At the beginning of 2006, the Company expanded its areas of interest to include diamond exploration activities and in July 2006, the Company completed the acquisition of certain diamond mining tenements in Northern Australia. Since that time, the Company has identified that those mining tenements in Northern Australia also have potential for uranium and base metals. In November 2007, the Company acquired mining tenements prospective for phosphate in the State of Queensland, Australia.

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred net losses since its inception.

Exploration Stage Enterprise

The Company is an exploration stage enterprise. The Company is devoting all of its present efforts in securing and establishing its exploration business through field sampling and drilling programs in the State of Queensland and the Northern Territory of Australia.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The adoption of this interpretation is not expected to have a material impact on the Company’s future reported financial position or results of operations.

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115”, which permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of this interpretation is not expected to have a material impact on the Company’s future reported financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141. SFAS 141(R) requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141(R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and will be effective for business combinations entered into after January 1, 2009. The Company is currently evaluating the potential impact of adopting this statement on the Company’s financial position, results of operations or cashflows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not currently have any minority interests.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Exploration Expenditure

Exploration expenditure consisting of acquisition cost and related expenditure, prospecting and exploration costs are written off into operations as incurred.

Functional and Reporting Currency

Prior to July 31, 2006, the Company’s functional currency was the US dollar. However, as a result of the purchase of diamond mining tenements in Northern Australia in July 2006, the Company’s 2006 revenue and expenses will be primarily denominated in Australian dollars (A$). Statement of Financial Accounting Standards (‘‘SFAS’’) No. 52, Foreign Currency Translation, states that the functional currency of an entity is the currency of the primary economic environment in which the entity operates. Accordingly the Company determined that from August 1, 2006 the functional currency of the Company is the Australian dollar. Assets, liabilities and equity were translated at the rate of exchange at July 31, 2006.  Revenue and expenses were translated at actual rates. Translation gains and losses were included as part of accumulated other comprehensive gain.

Restatement of comparative numbers was made for the change in functional and reporting currency. The change was adopted prospectively beginning July 31, 2006 in accordance with SFAS No. 52.

Stock Options

For the issuances of stock options, the Company follows the fair value provisions of Financial Accounting Standards No. 123(R) “Share Based Payments”. SFAS 123(R) requires the company to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value.  The cost will be recognised over the period during which an employee is required to provide service in exchange for the award – usually the vesting period.  In the case where there is no required service period, the fair value of the equity instruments is expensed immediately.

Loss per Common Share

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding during each year. Diluted loss per share is not presented as the effect of Common Stock equivalents would be anti dilutive.

Comprehensive Income

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The translation gains and losses from the change to functional currency of the Company from August 1, 2006 are included as part of the accumulated other comprehensive loss. Comprehensive loss for the years ended December 31, 2007 and 2006 amounted to A$8,636,129 and A$4,536,104 respectively.

Property and Equipment

Property and equipment is stated at cost.  Depreciation is computed over a period covering the estimated useful life of the applicable property and equipment.

		At December 31, 2007			At December 31, 2006
	Depreciable Life (in years)	Cost A$	Accumulated Depreciation A$	Net Book Value A$	Cost A$	Accumulated Depreciation A$	Net Book Value A$
Leasehold Improvements	1-2	16,732	(105)	16,627	-	-	-
Motor Vehicles	5	104,782	(13,114)	91,668	26,332	(402)	25,930
Equipment	1-5	57,633	(7,751)	49,882	10,523	(619)	9,904
		179,147	(20,970)	158,177	36,855	(1,021)	35,834

The depreciation expense for the year ended December 31, 2007 amounted to A$19,949 (US$17,489) and the year ended December 31, 2006 A$1,021.

Cash

Cash consists of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value.

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

Foreign Currency Translation

The Company’s functional and reporting currency is the Australian dollar. Expenses incurred in a currency other than the reporting currency, Australian dollars are translated at the date invoiced. Assets and liabilities are re-valued at the period end exchange rate where appropriate. Foreign currency exchange loss in 2007 amounted to A$120,378 (US$105,535), (2006 A$40,017).

Goods and Services Tax (“GST”)

Revenues, expenses and assets generated in Australia are subject to Australian GST which requires the supplier to add a 10% GST to predominately all expenses and the cost of assets and for the Company to include a 10% GST to the selling price of a product. Revenues, expenses and assets are recognized net of the amount of GST except where the GST incurred on a purchase of goods and services is not recoverable from the taxation authority, in which case the GST is recognized as part of the cost of acquisition of the assets or as part of the expense item as applicable, and receivables and payables are stated with the amount of GST included. The net amount of GST recoverable from, or payable to, the taxation authority is included as part of receivables or payables in the balance sheet. Cash flows are included in the cash flow statement on a gross basis and the GST component of cash flows arising from investing and financing activities which is recoverable from, or payable to, the taxation authority are classified as operating cash flows. Commitments and contingencies are disclosed net of the amount of GST recoverable from, or payable to, the taxation authority

Reclamation and Remediation Obligations (Asset Retirement Obligations)

Reclamation costs are allocated to expense over the life of the exploration activity and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and remediation costs. The asset retirement obligation is based on when the spending for an existing environmental disturbance will occur. The Company reviews, on at least an annual basis, the asset retirement obligation at each exploration site.

Future remediation costs are accrued based on management’s best estimate at the end of each period of the costs expected to be incurred. Such cost estimates include, where applicable, plugging of drillholes, removal of consumerables and ripping of drill pads and tracks. Changes in estimates are reflected in earnings in the period an estimate is revised.

Accounting for reclamation and remediation obligations requires management to make estimates unique to each exploration operation of the future costs the Company will incur to complete the reclamation and remediation work required to comply with existing laws and regulations. Actual costs incurred in future periods could differ from amounts estimated. Additionally, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required. Any such increases in future costs could materially impact the amounts charged to earnings for reclamation and remediation.

Financial Instruments

The Company’s cash, receivables, payables, short and long term borrowings represent financial instruments whose carrying amounts reasonably approximate their fair value.

Concentrations of credit risk

The Company monitors its position with, and the credit quality of, the financial institution it invests with. As of the balance sheet date, and periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits.

Convenience Translation to US$

The consolidated financial statements as of and for the year ended December 31, 2007 have been translated into United States dollars using the rate of exchange of the United States dollar at December 31, 2007 (A$1.00=US$0.8767). The translation was made solely for the convenience of readers in the United States.

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

Prior to July 31, 2006, the Company’s functional currency was the US dollar. However, as a result of the purchase of diamond mining tenements in Northern Australia in July 2006, the Company’s 2006 revenue and expenses are primarily denominated in Australian dollars (A$). Statement of Financial Accounting Standards (‘‘SFAS’’) No. 52, Foreign Currency Translation, states that the functional currency of an entity is the currency of the primary economic environment in which the entity operates. Accordingly the Company determined that from August 1, 2006 the functional currency of the Company is the Australian dollar. Assets, liabilities and equity were translated at the rate of exchange at  July 31, 2006.  Revenue and expenses were translated at actual rates. Translation gains and losses were included as part of accumulated other comprehensive gain.

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

In 2004, a total of 2,004,750 common shares were issued to the Company’s former sole officer and director for services valued at A$58,053 (US$44,550) or A$0.029 (US$0.022) per share.

In December 2004, the Company issued to Renika Pty Limited (“Renika”), a company associated with Mr J I Gutnick, 20,250,000 options to be converted into 20,250,000 shares of Common Stock, at an exercise price of US$0.022 and a latest exercise date of December 2009 for services to be rendered to the Company.  The Company undertook a Black Scholes valuation of these options using a A$0.029 (US$0.022) exercise price, US$0.022 market price, 5 year life, risk free interest rate of 5.155% and a volatility of 16.7%.  The 20,250,000 options were valued at A$160,672 (US$123,300) or A$0.008 (US$0.006) each.  The stock options were issued for services rendered, to be rendered and for agreeing to provide financial assistance to the Company (not the actual provision of financial assistance).  The issue of the stock options was not contingent upon any further services or events.  The stock options are not forfeitable if the services or financial assistance are not provided.  Accordingly, the value of the stock options were expensed during 2004.

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

Effective July 21, 2006, Legend issued 71,730,079 shares of Common Stock to Renika Pty Ltd (“Renika”), a company associated with Mr. J I Gutnick, President of Legend, following the cashless exercise of 34,778,220 options. The shares of Common Stock issued are restricted shares.

Between September 19, 2006 and November 17, 2006, Legend issued 11,703,728 shares of Common Stock at a placement price of US$0.22 per share raising A$3,425,662. The securities were issued pursuant to a private placement and are issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended (“The Act”) under Section 4(2) of the Act.

Effective November 30, 2006, Legend issued a further 112,500 shares of Common Stock and 50,000 options with an exercise price of A$0.25 per option and a latest exercise date of December 12, 2012 for no consideration to settle outstanding matters with an external party. The Company has valued these shares and options at A$35,416.

Effective December 31, 2006, Legend issued a further 1,053,000 shares of Common Stock at a placement price of US$0.33 raising A$445,705 (US$351,000). The securities were issued pursuant to a private placement and are issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended (“the Act”) under Section 4 (2) of the Act.

In December 2006, 19,000 options issued with no exercise price were exercised and the Company issued 24,750 shares of Common Stock.

In December 2006, 351,000 options were exercised using the cashless exercise feature and the Company issued 526,500 shares of Common Stock.

Between January 1, 2007 and September 30, 2007, Legend issued a further 29,136,624 shares of Common Stock raising A$8,816,411 (US$7,226,906). The securities were issued pursuant to a private placement and are issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933 as amended (“The Act”) under Section 4(2) of the Act.

Effective June 15, 2007, Legend issued a further 200,000 shares of Common Stock for consulting fees amounting to A$59,074 (US$50,000).

Between July 1, 2007 and September 30, 2007, Legend issued a further 2,150,200 shares of Common Stock for consulting fees amounting to A$614,469 (US$537,550).

On December 12, 2007, Legend issued a further 18,750,000 shares of Common Stock at a placement price of US$0.80 per share raising A$16,924,292 (US$15,000,000). The securities were issued pursuant to a private placement and are issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933 as amended (“The Act”) under Section 4(2) of the Act.

Between October 1, 2007 and December 31, 2007, Legend issued a further 500,000 shares of Common Stock for part settlement of acquisition of exploration permits amounting to A$518,000 (US$475,000).

Between October 1, 2007 and December 31, 2007, Legend issued a further 254,000 shares for consulting fees amounting to A$330,564 (US$289,420).

Between October 1, 2007 and December 31, 2007, Legend issued a further 200,000 shares of Common Stock as a result of delays in lodging a registration statement amounting to A$364,805 (US$318,000)

Share Bonus Issue

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

Issue of Options under Equity Incentive Plan

(i)
Effective September 19, 2006, the Company issued 8,100,000 options over shares of Common Stock to Directors, Executives and Consultants under the 2006 Equity Incentive Plan that has been adopted by the Directors of the Company. The options will vest 1/3 after 12 months, 1/3 after 24 months and the balance of 1/3 after 36 months. The exercise price of the options is US$1.00 for the President and Chief Executive Officer and one other participant; and for all other participants, US$0.444 for 50% of the options and US$1.00 for the balance of 50% of the options. The latest exercise date for the options is September 19, 2016.

The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.

An external consultant has calculated the fair value of the 8,100,000 options using the Binomial valuation method using the following inputs:

Grant date	Sept 19, 2006	Sept 19, 2006	Sept 19, 2006	Sept 19, 2006	Sept 19, 2006	Sept 19, 2006
Grant date share price	US$0.222	US$0.222	US$0.222	US$0.222	US$0.222	US$0.222
Vesting date	Sept 19, 2007	Sept 19, 2007	Sept 19, 2008	Sept 19, 2008	Sept 19, 2009	Sept 19, 2009
Expected life in years	5.50	5.50	6.00	6.00	6.50	6.50
Risk-free rate	4.69%	4.69%	4.69%	4.69%	4.69%	4.69%
Volatility	60%	60%	60%	60%	60%	60%
Exercise price	US$0.444	US$1.00	US$0.444	US$1.00	US$0.444	US$1.00
Call option value	US$0.09	US$0.05	US$0.10	US$0.06	US$0.10	US$0.06

The Company adopted revised SFAS No.123, Share-Based payment, which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of that company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments.

	Options	Option Price Per Share US$	Weighted Average Exercise Price US$
Outstanding at January 1, 2006	-	-	-
Granted	8,100,000	0.444-1.00	0.69
Forfeited	-	-	-
Outstanding at December 31, 2006	8,100,000	0.444-1.00	0.69
Granted	-	-	-
Forfeited	(1,575,000)	-	-
Outstanding at December 31, 2007	6,525,000	0.444-1.00	0.69

The range of exercise price is US$0.444 to US$1.00 per option. The weighted average per option fair value of options granted during 2006 was US$0.07 and the weighted average remaining contractual life of those options is 8¾  years. No options are currently exercisable.

The total value of the outstanding unvested options equates to A$192,979 (US$177,513) and is being amortised over the vesting periods.

For 2007, the amortization amounted to A$281,844 (US$259,345).

(ii)
Effective May 16, 2007, the Company issued 862,500 options over shares of Common Stock to employees under the 2006 Equity Incentive Plan that has been adopted by the Directors of the Company. The options will vest 1/3 after 12 months, 1/3 after 24 months and the balance of 1/3 after 36 months. The exercise price of the options is US$0.444 for 50% of the options and US$1.00 for the balance of 50% of the options. The latest exercise date for the options is May 16, 2017.

The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.

An external consultant has calculated the fair value of the 862,500 options using the Binomial valuation method using the following inputs:

Grant date	May 16, 2007	May 16, 2007	May 16, 2007	May 16, 2007	May 16, 2007	May 16, 2007
Grant date share price	US$0.25	US$0.25	US$0.25	US$0.25	US$0.25	US$0.25
Vesting date	May 16, 2008	May 16, 2008	May 16, 2009	May 16, 2009	May 16, 2010	May 16, 2010
Expected life in years	5.50	5.50	6.00	6.00	6.50	6.50
Risk-free rate	4.92%	4.92%	4.92%	4.92%	4.92%	4.92%
Volatility	60%	60%	60%	60%	60%	60%
Exercise price	US$0.444	US$1.00	US$0.444	US$1.00	US$0.444	US$1.00
Call option value	US$0.1111	US$0.064	US$0.117	US$0.072	US$0.124	US$0.079

	Options	Option Price Per Share US$	Weighted Average Exercise Price US$
Outstanding at January 1, 2007	-	-	-
Granted	862,500	0.444-1.00	0.69
Forfeited	(187,500)	-	-
Outstanding at December 31, 2007	675,000	0.444-1.00	0.69

The range of exercise price is US$0.444 to US$1.00 per option. The weighted average per option fair value of options granted during 2007 was US$0.0945 and the weighted average remaining contractual life of those options is 9½  years. No options are currently exercisable. The forfeiture rate of 56.52% is based on personnel retention history for persons in this class of participants by AXIS Consultants Pty Ltd.

The total value of the outstanding unvested options including employee retention factor equates to A$26,665 (US$22,185) and is being amortised over the vesting periods.

For 2007, the amortization amounted to A$15,928 (US$13,964).

(iii)
Effective September 10, 2007, the Company issued 300,000 options over shares of Common Stock to employees under the 2006 Equity Incentive Plan that has been adopted by the Directors of the Company. The options will vest 1/3 after 12 months, 1/3 after 24 months and the balance of 1/3 after 36 months. The exercise price of the options is US$0.444 for 50% of the options and US$1.00 for the balance of 50% of the options. The latest exercise date for the options is September 10, 2017.

The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.

An external consultant has calculated the fair value of the 300,000 options using the Binomial valuation method using the following inputs:

Grant date	Sept 10, 2007	Sept 10, 2007	Sept 10, 2007	Sept 10, 2007	Sept 10, 2007	Sept 10, 2007
Grant date share price	US$1.25	US$1.25	US$1.25	US$1.25	US$1.25	US$1.25
Vesting date	Sept 10, 2008	Sept 10, 2008	Sept 10, 2009	Sept 10, 2009	Sept 10, 2010	Sept 10, 2010
Expected life in years	5.50	5.50	6.00	6.00	6.50	6.50
Risk-free rate	4.637%	4.637%	4.637%	4.637%	4.637%	4.637%
Volatility	60%	60%	60%	60%	60%	60%
Exercise price	US$0.444	US$1.00	US$0.444	US$1.00	US$0.444	US$1.00
Call option value	US$0.98	US$0.79	US$1.00	US$0.81	US$1.01	US$0.83

	Options	Option Price Per Share US$	Weighted Average Exercise Price US$
Outstanding at January 1, 2007	-	-	-
Granted	300,000	0.444-1.00	0.69
Forfeited	-	-	-
Outstanding at December 31, 2007	300,000	0.444-1.00	0.69

The range of exercise price is US$0.444 to US$1.00 per option. The weighted average per option fair value of options granted during 2007 was US$0.9033 and the weighted average remaining contractual life of those options is 9¾ years. No options are currently exercisable. The forfeiture rate of 50% in the third year is based on personnel retention history for persons in this class of participants by AXIS Consultants Pty Ltd.

The total value of the outstanding unvested options including employee retention factor equates to A$216,726 (US$179,254) and is being amortised over the vesting periods.

For 2007, the amortization amounted to A$55,309 (US$48,489).

(iv)
Effective December 19, 2007, the Company issued 300,000 options over shares of Common Stock to employees under the 2006 Equity Incentive Plan that has been adopted by the Directors of the Company. The options will vest 1/3 after 12 months, 1/3 after 24 months and the balance of 1/3 after 36 months. The exercise price of the options is US$0.444 for 50% of the options and US$1.00 for the balance of 50% of the options. The latest exercise date for the options is December 19, 2017.

The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.

An external consultant has calculated the fair value of the 300,000 options using the Binomial valuation method using the following inputs:

Grant date	Dec 19, 2007	Dec 19, 2007	Dec 19, 2007	Dec 19, 2007	Dec 19, 2007	Dec 19, 2007
Grant date share price	US$0.95	US$0.95	US$0.95	US$0.95	US$0.95	US$0.95
Vesting date	Dec 19, 2008	Dec 19, 2008	Dec 19, 2009	Dec 19, 2009	Dec 19, 2010	Dec 19, 2010
Expected life in years	5.50	5.50	6.00	6.00	6.50	6.50
Risk-free rate	4.441%	4.441%	4.441%	4.441%	4.441%	4.441%
Volatility	60%	60%	60%	60%	60%	60%
Exercise price	US$0.444	US$1.00	US$0.444	US$1.00	US$0.444	US$1.00
Call option value	US$0.70	US$0.54	US$0.71	US$0.56	US$0.72	US$0.58

	Options	Option Price Per Share US$	Weighted Average Exercise Price US$
Outstanding at January 1, 2007	-	-	-
Granted	300,000	0.444-1.00	0.69
Forfeited	-	-	-
Outstanding at December 31, 2007	300,000	0.444-1.00	0.69

The range of exercise price is US$0.444 to US$1.00 per option. The weighted average per option fair value of options granted during 2007 was US$0.6350 and the weighted average remaining contractual life of those options is 10 years. No options are currently exercisable. The forfeiture rate of 50% in the third year is based on personnel retention history for persons in this class of participants by AXIS Consultants Pty Ltd.

The total value of the outstanding unvested options including employee retention factor equates to A$179,810 (US$154,565) and is being amortised over the vesting periods.

For 2007, the amortization amounted to A$3,996 (US$3,503).

(v)
Effective December 28, 2007, the Company issued 4,787,500 options over shares of Common Stock to employees under the 2006 Equity Incentive Plan that has been adopted by the Directors of the Company. The options will vest 1/3 after 12 months, 1/3 after 24 months and the balance of 1/3 after 36 months. The exercise price of the options is US$1.00. The latest exercise date for the options is December 28, 2017.

The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.

An external consultant has calculated the fair value of the 4,787,500 options using the Binomial valuation method using the following inputs:

Grant date	Dec 28, 2007	Dec 28, 2007	Dec 28, 2007
Grant date share price	US$1.09	US$1.09	US$1.09
Vesting date	Dec 28, 2008	Dec 28, 2009	Dec 28, 2010
Expected life in years	5.50	6.00	6.50
Risk-free rate	4.488%	4.488%	4.488%
Volatility	60%	60%	60%
Exercise price	US$1.00	US$1.00	US$1.00
Call option value	US$0.65	US$0.67	US$0.69

	Options	Option Price Per Share US$	Weighted Average Exercise Price US$
Outstanding at January 1, 2007	-	-	-
Granted	4,787,500	1.00	1.00
Forfeited	-	-	-
Outstanding at December 31, 2007	4,787,500	1.00	1.00

The range of exercise price is US$0.444 to US$1.00 per option. The weighted average per option fair value of options granted during 2007 was US$0.67 and the weighted average remaining contractual life of those options is 10 years. No options are currently exercisable. The forfeiture rate of 42.85% in the third year is based on personnel retention history for persons in this class of participants by AXIS Consultants Pty Ltd.

The total value of the outstanding unvested options including employee retention factor equates to A$3,574,212 (US$3,127,793) and is being amortised over the vesting periods.

For 2007, the amortization amounted to A$18,664 (US$16,345).

As of December 31, 2007, 5,119,326 options over shares were available for future grants under the Stock Plan.

5.	SHORT-TERM ADVANCE – AFFILIATE

During 2007, the Company repaid the amount owing to Astro Diamond Mines N.L. for costs incurred on mining tenements acquired in 2006, including interest charged for 2007 of A$16,744. Astro charged interest at the rate of between 9.85% and 10.10%, being the “reference rate” of the ANZ Banking Group Ltd.

During June 2007, the Company paid AXIS Consultants Pty Ltd amounts owing under the Service Agreement (refer footnote 6 for further information). The amount of A$2,432,687 included an interest charge of A$14,683.

During March 2007, the Company paid the amount owing to Joseph Gutnick, President and Chief Executive Officer of Legend International Holdings, Inc. of $1,303, less expenses incurred of A$472. No interest was incurred.

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

In December 2004, the Company entered into an agreement with AXIS Consultants Pty Ltd to provide geological, management and administration services to the Company.  AXIS is affiliated through common management.  The Company is one of four affiliated companies. Each of the companies has some common Directors, officers and shareholders.  In addition, each of the companies is substantially dependent upon AXIS for its senior management and certain mining and exploration staff. A number of arrangements and transactions have been entered into from time to time between such companies.  It has been the intention of the affiliated companies and respective Boards of Directors that each of such arrangements or transactions should accommodate the respective interest of the relevant affiliated companies in a manner which is fair to all parties and equitable to the shareholders of each. Currently, there are no material arrangements or planned transactions between the Company and any of the other affiliated companies other than AXIS.

AXIS is a company owned by its public companies (including Legend) and any profits generated by AXIS are returned to its shareholders in the form of dividends.

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

The Company is required to reimburse AXIS for any direct costs incurred by AXIS for the Company.  In addition, the Company is required to pay a proportion of AXIS’s overhead cost based on AXIS’s management estimate of our utilisation of the facilities and activities of AXIS plus a service fee of not more than 15% of the direct and overhead costs. Amounts invoiced by AXIS are required to be paid by us.  The Company is also not permitted to obtain from sources other than AXIS, and we are not permitted to perform or provide ourselves, the services contemplated by the Service Agreement, unless we first requests AXIS to provide the service and AXIS fails to provide the service within one month.

The Service Agreement may be terminated by AXIS or us upon 60 days prior notice.  If the Service Agreement is terminated by AXIS, the Company would be required to independently provide, or to seek an alternative source of providing, the services currently provided by AXIS.  There can be no assurance that the Company could independently provide or find a third party to provide these services on a cost-effective basis or that any transition from receiving services under the Service Agreement will not have a material adverse effect on us.  The Company’s inability to provide such services or to find a third party to provide such services may have a material adverse effect on our operations.

In accordance with the Service Agreement AXIS provides the Company with the services of the Company’s Chief Executive Officer, Chief Financial Officer, geologists and clerical employees, as well as office facilities, equipment, administrative and clerical services. We pay AXIS for the actual costs of such facilities plus a maximum service fee of 15%.

During 2006, AXIS charged the Company A$203,664 in management fees and administration services, A$212,679 for exploration services provided to the Company, charged interest of A$13,498 on the outstanding balance, loaned us $4,500 and the Company repaid A$180,000. AXIS charged interest at a rate of between 9.35% and 10.10% for 2006. AXIS did not charge a service fee for 2006. The amount owed to AXIS at December 31, 2006 was A$312,253. During 2007, AXIS charged the Company A$1,126,311 in management fees and administration services including salaries incurred in relation to AXIS staff that provided services to the Company, A$834,552 for exploration services, A$151,800 for asset usage, A$14,683 in interest on the outstanding balance and the Company repaid A$2,432,687. AXIS charged interest at a rate of 10.10% until June 2007. The amount owed to AXIS at December 31, 2007 was $6,912 which is included in accounts payable.

Mr Joseph Gutnick, the President of the Company advanced the Company the initial deposit on opening a US Dollar bank account. In March, 2007, the balance of A$831, owing of the initial advance of A$1,303 (US$1,000) less expenses incurred of A$472, was repaid.

Effective as of March 3, 2006, Legend entered into a Contract for the Sale of Mining Tenements (“Contract”) with Astro Diamond Mines N.L. (“Astro”) an Australian company pursuant to which the Company acquired certain diamond mining tenements in Northern Australia from Astro. The consideration payable by Legend to Astro was A$1.5 million and Legend was also required to pay to Astro any costs incurred on the tenements after February 1, 2006.  Astro provided commercial warranties which are usual for a transaction of this nature in favour of Legend. Under Australian law, Astro was required to provide an independent experts report to shareholders for this transaction. In order to prepare the independent experts report, a mineral valuation was prepared on behalf of Astro which indicated that the preferred value for the tenements that are the subject of the transaction was A$1.5 million. This formed the basis of the consideration agreed by the parties. The President and Chief Executive Officer of the Company, Mr. J. I. Gutnick, was Chairman and Managing Director of Astro and Dr DS Tyrwhitt, an independent Director of the Company is also a Director of Astro. The tenements are located in the Northern Territory of Australia and are prospective for all minerals. Astro incurred costs on the mining tenements from February 1, 2006 which at settlement Legend was required to pay. However, Astro had not quantified the amount at the date of settlement and it was only finally quantified in November 2006. At December 31, 2006, the Company owed Astro A$942,433 for these costs including interest of A$21,302. During 2007, the amount was repaid in full including interest charge for 2007 of A$16,774. Astro charged interest at a rate of 10.10%.

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

The Company has operations in both the USA and Australia and the Company is subject to taxation in both jurisdictions on the operations in each respective jurisdiction.

At December 31, 2007 and 2006 deferred taxes consisted of the following:

	USA 2007 A$	Australia 2007 A$	Total 2007 A$
Deferred tax assets

Net operating loss carry-forward	1,756,879	3,031,967	4,788,846
Less valuation allowance	(1,756,879)	(3,031,967)	(4,788,846)
Net deferred taxes	-	-	-

	USA 2006 A$	Australia 2006 A$	Total 2006 A$
Deferred tax assets

Net operating loss carry-forward	1,313,017	1,218,600	2,531,617
Less valuation allowance	(1,313,017)	(1,218,600)	(2,531,617)
Net deferred taxes	-	-	-

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

As a result of the ownership change that occurred in November 2004 (see note 1), Internal Revenue Code Section 382 limits the use of available operating loss carryforwards for losses incurred prior to the ownership change.  In addition, the Company will need to file a tax return for 2006 to establish the tax benefits of the net operating loss carry forwards. Future net operating losses will be fully available to offset future taxable income.  Total available net operating loss carryforwards, which are subject to limitations, amount to approximately A$15,273,850 at December 31, 2007 and expire in years 2022 through 2026

8.	COMMITMENTS

During December 2006, the Company entered into an operating lease agreement for a motor vehicle which expires in 2008. The lease agreement has a monthly repayment amount of A$1,123. The future minimum lease repayments under a non-cancellable lease at December 31, 2007 is A$11,230 (US$9,845) for 2008.

During July 2007, the Company entered into a sublease agreement for the rental of office premises which expires in 2008. The total rental payment for 2007 is A$27,457 (US$24,072), for the security bond of A$16,615 (US$14,566), and for 2008, A$103,241 (US$90,511).

During September 2007, the Company entered into a commercial hire purchase agreement for proposed on-site accommodation units, which expires in 2008. The hire purchase agreement has a monthly repayment amount of A$20,954 and a final repayment of A$174,280 in June 2008. The future minimum lease repayments under a non-cancellable lease at December 31, 2007 are A$89,945 (US$78,854) and interest of A$17,078 (US$14,972).

Exploration

The Company has to perform minimum exploration work and expend minimum amounts of money on its tenements. The overall expenditure requirement tends to be limited in the normal course of the Company’s tenement portfolio management through expenditure exemption approvals, and expenditure reductions through relinquishment of parts or the whole of tenements deemed non prospective. Should the company wish to preserve interests in its current tenements the amount which may be required to be expended is as follows:

	2007 A$	2006 A$
Not later than one year	1,795,000	860,000
Later than one year but not later than five years	3,085,000	875,000
Later than five years but not later than twenty one years	115,000	-
	4,995,000	1,735,000

9.	RECLAMATION AND REHABILITATION

The Company’s exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the environment and believes its operations are in compliance with applicable laws and regulations in all material respects. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements.

10.	DEPOSITS

Deposits	2007 A$	2006 A$
Cash deposits have been provided to the Department of Business, Industry and Resource Development of Northern Territory for the purpose of guaranteeing the Company’s performance in accordance with Northern Territory mining law (refer footnote 9).

The performance relates to the requirement that the Company adheres to the terms and conditions of its exploration licences, which inter alia requires site restoration. However, the Directors do not anticipate the Department of Business, Industry and Resource Development of Northern Territory will exercise these guarantees as the Company adheres to all conditions of its exploration licences.	130,000	90,000

11.	SUBSEQUENT EVENTS

On February 7, 2008, the Board of Directors of the Company agreed to issue 5,000,000 options under the 2006 Incentive Option Plan to the President and Chief Executive Officer. The options have an exercise price of US$2.00, vest 1/3 on February 7, 2009, 1/3 on February 7, 2010 and 1/3 on February 7, 2011. The latest exercise date is February 7, 2018. The Company has appointed an external consultant to provide a valuation of the options.

On February 18, 2008, the Board of Directors of the Company agreed to issue 400,000 options under the 2006 Incentive Option Plan. The options have an exercise price of US$1.00, vest 1/3 on February 18, 2009, 1/3 on February 18, 2010 and 1/3 on February 18, 2011. The latest exercise date is February 18, 2018. The Company has appointed an external consultant to provide a valuation of the options.

Effective February 27, 2008, the Company entered into a Share Sale Agreement whereby the Company agreed to purchase all of the issued and outstanding shares of Teutonic Minerals Pty Ltd. As a result, Teutonic became a subsidiary of the Company from that date. Teutonic holds an application for a mineral licence over phosphate in the Georgina Basin in the State of Queensland, Australia. The consideration payable to the vendors was A$300,000 in cash, and the Company granted a 1% gross revenue royalty from production from the mineral licence.

CERTIFICATE OF AMENDMENT
OF
CERTIFICATE OF INCORPORATION OF
LEGEND INTERNATIONAL HOLDINGS, INC.
(Under section 242 of the General Corporation Law)

Legend International Holdings, Inc., a corporation organized and existing under the General Corporations Law of the State of Delaware (the "Corporation"), does hereby certify that:

FIRST:                           The name of the Corporation is Legend International Holdings, Inc.

SECOND:                      The Certificate of Incorporation is hereby amended by striking out Article “FOURTH” thereof and by substituting in lieu of said Article the following provisions:

“FOURTH:  The total number of shares of stock which the Corporation is authorized to issue is 320,000,000, consisting of 300,000,000 shares of Common Stock having a par value of $.001 per shares and 20,000,000 shares of Preferred Stock having a par value of $.001 per share and to be issued in such series and to have such rights, preferences, and designation as determined by the Board of Directors of the Corporation.”

THIRD:                      The Amendment to the Certificate of Incorporation herein certified has been duly adopted in accordance with the provision of Section 211 and 242 of the General Corporations Law of the State of Delaware.

IN WITNESS WHEREOF, the undersigned has executed this certificate this 3rd day of December 2007.

/s/ Peter J. Lee
Peter J. Lee, Secretary