Form 10-Q
period 2008-03-31
LEGEND INTERNATIONAL HOLDINGS INC
filed 2008-05-12
CIK 1132143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended March 31, 2008
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from ________________ to ________________
Commission File Number: 000-32551
———————
LEGEND INTERNATIONAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
———————

Delaware	233067904
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification No.)

Level 8, 580 St Kilda Road
Melbourne, Victoria, Australia	3004
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 001 (613) 8532 2866

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12-b2 of the Exchange Act.

(Check one): Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). ☐ Yes ☒ No
There were 177,201,702 shares of common stock outstanding on May 9, 2008.

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Introduction to Interim Financial Statements.

The interim financial statements included herein have been prepared by Legend International Holdings, Inc. (“Legend International” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (The “Commission”).  Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the financial position of the Company and subsidiaries as of March 31, 2008, the results of its operations for the three month periods ended March 31, 2008 and March 31, 2007, and the changes in its cash flows for the three month periods ended March 31, 2008 and March 31, 2007, have been included.  The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

LEGEND INTERNATIONAL HOLDINGS, INC.
(An Exploration Stage Company)
Balance Sheet
 (Unaudited)

	March 31, 2008	December 31, 2007
ASSETS	A$	A$

Current Assets:
Cash	13,879,241	17,088,190
Receivables	1,242,732	507,264
Prepayments	87,620	110,840

Total Current Assets	15,209,593	17,706,294

Non-Current Assets:
Property and Equipment, net (Note 3)	340,462	158,177
Deposits	130,000	130,000

Total Non-Current Assets	470,462	288,177

Total Assets	15,680,055	17,994,471

LIABILITIES

Current Liabilities:
Accounts payable and accrued expenses	1,489,919	671,384
Lease liability	217,371	273,740

Total Current Liabilities	1,707,290	945,124

Non Current Liabilities:
Reclamation and Remediation Provision	90,000	90,000

Total Non Current Liabilities:	90,000	90,000

Total Liabilities	1,797,290	1,035,124

Commitments and Contingencies (Note 6)

Stockholders’ Equity

Common Stock: US$.001 par value, 300,000,000 shares authorized
177,201,702 issued	223,195	223,039
Additional Paid-in-Capital	31,805,777	30,691,681
Accumulated Other Comprehensive Income	38,490	38,490
Retained Deficit during development period	(839,463)	(839,463)
Retained Deficit during exploration period	(17,345,234)	(13,154,400)

Total Stockholders’ Equity	13,882,765	16,959,347

Total Liabilities and Stockholders’ Equity	15,680,055	17,994,471

The accompanying notes are an integral part of these  financial statements.

LEGEND INTERNATIONAL HOLDINGS, INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	For the three months ended March 31				January 5, 2001 (Inception) to March 31,
		2008 A$		2007 A$		2008 A$

Revenues:

Sales		-		-		6,353
less cost of sales		-		-		(1,362)

Gross profit		-		-		4,991

Other income
Interest income		125,009		946		151,067

		125,009		946		156,058

Costs and expenses:
Exploration expenditure		1,151,696		749,388		10,095,081
Legal, accounting and professional		143,675		25,663		492,135
Stock based compensation		873,085		99,785		2,019,982
Loss on equipment written off		-		-		3,570
Interest expense		9,869		26,229		122,000
Administration expenses		1,509,461		305,193		4,819,535

Total expenses		(3,687,786)		(1,206,258)		(17,552,303)

(Loss) from operations		(3,562,777)		(1,205,312)		(17,396,245)

Foreign currency exchange gain/(loss)		(628,057)		(30,571)		(788,452)

(Loss) before income taxes		(4,190,834)		(1,235,883)		(18,184,697)

Provision for income taxes		-		-		-

Net (Loss)		(4,190,834)		(1,235,883)		(18,184,697)
Basic and diluted loss per common shares	$	A(0.03)	$	A(0.01)	$	A(0.37)
Weighted average number of common shares used in per share calculations		157,534,219		127,945,366		49,007,614

The accompanying notes are an integral part of these consolidated financial statements

LEGEND INTERNATIONAL HOLDINGS, INC.
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
for the period ended March 31, 2008

	Common Stock
	Shares	Par Value A$	Additional Paid-In Capital A$	Retained (Deficit) During the Exploration Period A$	Retained (Deficit) During the Development Period A$	Accumulated Other Comprehensive Income A$	Stockholders’ Equity (Deficit) A$
Balance, January 5, 2001	-	-	-	-	-	-	-

Shares issued to founder for organisation cost and services at US$0.05 per shares	4,297,500	5,550	118,896	-	-	-	124,446
Shares Issued for services rendered at US$0.05 per share	146,250	189	4,046	-	-	-	4,235
Shares Issued for Cash	616,500	796	17,056	-	-	-	17,852

Net Loss	-	-	-	-	(131,421)	-	(131,421)
Balance, December 31, 2001	5,060,250	6,535	139,998	-	(131,421)	-	15,112
Shares Issued for Cash	225,000	291	6,225	-	-	-	6,516
Shares Issued for Officer’s Compensation	11,250,000	14,529	148,359	-	-	-	162,888

Net Loss	-	-	-	-	(182,635)	-	(182,635)
Balance, December 31, 2002	16,535,250	21,355	294,582	-	(314,056)	-	1,881
Shares Issued for services rendered at US$0.022 per share	5,026,500	6,491	139,065	-	-	-	145,556

Net Loss	-	-	-	-	(156,965)	-	(156,965)
Balance, December 31, 2003	21,561,750	27,846	433,647	-	(471,021)	-	(9,528)
Shares Issued for services rendered at US$0.022 per share	2,004,750	2,589	55,464	-	-	-	58,053
Options Issued for services	-	-	160,672	-	-	-	160,672
Loan forgiveness-former major shareholder	-	-	12,144	-	-	-	12,144

Net Loss	-	-	-	-	(234,611)	-	(234,611)
Balance, December 31, 2004	23,566,500	30,435	661,927	-	(705,632)	-	(13,270)
Shares issued on cashless exercise of options	17,085,938	22,066	(22,066)	-	-	-	-

Net Loss	-	-	-	-	(75,508)	-	(75,508)
Balance, December 31, 2005	40,652,438	52,501	639,861	-	(781,140)	-	(88,778)
Share issued on cashless exercise of options	72,281,329	93,336	(93,336)	-	-	-	-
Shares and options issued under settlement agreement	112,500	144	35,272	-	-	-	35,416
Shares issued for cash	12,756,734	16,254	3,854,843	-	-	-	3,871,367
Cost of share issues	-	-	(128,376)	-	-	-	(128,376)
Amortisation of Options under stock option plan	-	-	115,307	-	-	-	115,307
Net unrealized gain on foreign exchange translation	-	-	-	-	-	38,490	38,490

Net Loss	-	-	-	(4,516,271)	(58,323)	-	(4,574,594)
Balance, December 31, 2006	125,803,001	162,505	4,423,571	(4,516,271)	(839,463)	38,490	(731,168)

LEGEND INTERNATIONAL HOLDINGS, INC.
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficit)
for the period ended March 31, 2008
(continued)

	Common Stock
	Shares	Par Value A$	Additional Paid-In Capital A$	Retained (Deficit) During the Exploration Period A$	Retained (Deficit) During the Development Period A$	Accumulated Other Comprehensive income A$	Stockholders’ Equity (Deficit) A$
Shares issued for cash	47,886,624	56,690	25,684,414	-	-	-	25,741,104
Cost of share issues	-	-	(1,675,111)	-	-	-	(1,675,111)
Shares issued for consulting fees	2,604,200	2,984	1,001,122	-	-	-	1,004,106
Shares issued on cashless exercise of options	75,000	85	(85)	-	-	-	-
Shares issued under registration rights agreement	200,000	230	364,575	-	-	-	364,804
Shares issued for part-settlement of the acquisition of rights to exploration licences under agreement	500,000	545	517,455	-	-	-	518,000
Amortization of options under stock option plan	-	-	375,740	-	-	-	375,740

Net Loss	-	-	-	(8,638,129)	-	-	(8,638,129)
Balance, December 31, 2007	177,068,825	223,039	30,691,681	(13,154,400)	(839,463)	38,490	16,959,347
Shares issued under registration rights agreement	132,877	156	241,011	-	-	-	241,167
Amortization of options under stock option plan	-	-	873,085	-	-	-	873,085

Net Loss	-	-	-	(4,190,834)	-	-	(4,190,834)
Balance, March 31, 2008	177,201,702	223,195	31,805,777	(17,345,234)	(839,463)	38,490	13,882,765

.

              The accompanying notes are integral part of the financial statements.

    LEGEND INTERNATIONAL HOLDINGS, INC.
(An Exploration Stage Company)
Statement of Cash Flows

	For the three months ended March 31		January 5, 2001 (Inception) to March 31,
	2008 A$	2007 A$	2008 A$
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	(4,190,834)	(1,235,883)	(18,184,697)

Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Foreign exchange	628,057	30,571	787,109
Shares and Options issued for Stock Based Compensation
- Employees	873,085	99,785	2,019,983
- Consultants	-	-	383,833
- Exploration Agreement	-	-	518,000
- Registration Payment Arrangements	241,167	-	605,972
Exploration expenditure	326,337	-	326,337
Provision for rehabilitation	-	-	90,000
Depreciation	10,865	1,870	31,835
Accrued interest added to principal	-	8,401	37,282
Net Change in:
Receivables	(735,468)	(108,027)	(1,293,373)
Prepayments and deposits	23,220	-	(217,620)
Accounts Payable and Accrued Expenses	762,641	165,218	1,569,054
Net Cash (Used) In Operating Activities	(2,060,930)	(1,038,065)	(13,326,285)

CASH FLOWS FROM INVESTING ACTIVITIES:

Write off of Property and Equipment	-	-	3,570
Acquisition of Subsidiary	(326,337)		(326,337)
Purchase of Property, Equipment and Motor Vehicle	(193,147)	(4,000)	(347,712)
Net Cash (Used) In Investing Activities	(519,484)	(4,000)	(670,479)

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances Payable - Affiliates	-	(897,250)	(26,156)
Repayment of Convertible Debenture	-	-	(130,310)
Repayment of Shareholder Advance	-	-	(641)
Proceeds from Convertible Debenture Payable	-	-	130,310
Shareholder Advance	-	-	6,621
Proceeds from Issuance of Stock	-	2,740,162	29,636,838
Cost of share issues	-	(401,516)	(1,162,125)
Net Borrowing/Repayments from Affiliates	-	-	50,003
Net Cash Provided by Financing Activities	-	1,441,396	28,504,540

Effect of exchange rate changes on cash	(628,535)	-	(628,535)
Net Increase/(Decrease) in Cash	(3,208,949)	399,331	13,879,241

Cash at Beginning of Period	17,088,190	839,797

Cash at End of Period	13,879,241	1,239,128	13,878,241

Supplemental Disclosures:
Cash paid for interest	-	16,774	62,196
Cash paid for income taxes	-	-	-
Stock and options issued for services	-	-	1,447,935
Accrued interest and stockholder advances charged to paid in capital	-	-	12,744
Stock issued for exploration agreement	-	-	518,000
Stock issued for registration payment arrangement	241,167	-	605,972
Equipment obtained through a capital lease	-	-	24,581
Capital lease obligation for exploration costs	-	-	362,462
Interest in relation to capital lease for exploration costs	-	-	42,313

The accompanying notes are integral part of the financial statements.

LEGEND INTERNATIONAL HOLDINGS, INC.
(An Exploration Stage Company)
Notes to Financial Statements

1.	ORGANISATION AND BUSINESS

Legend International Holdings, Inc, ("the Company"), was incorporated under the laws of the State of Delaware on January 5, 2001.

Following a change of management in November 2004, the Company developed a new plan of operations for fiscal 2006, which is to engage in mineral exploration and development activities. The Company's current business plan calls for the identification of mineral properties where it can obtain secure title to exploration, development and mining interests. The Company’s preference is to identify large minerals deposits with low operating costs. The Company is prepared to consider the exploration, development and mining of profitable base metal interests.  At the beginning of 2006, the Company expanded its areas of interest to include diamond exploration activities and in July 2006, the Company completed the acquisition of certain diamond mining tenements in Northern Australia. Since that time, the Company has identified that those mining tenements in Northern Australia also have potential for uranium and base metals. In November 2007 and February 2008, the Company acquired mining tenements prospective for phosphate in the State of Queensland, Australia.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. In February 2008, the FASB staff issued Staff Position No. 157-2 ”Effective date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognised or disclosed at fair value in the financial statements on a recurring basis ( at least annually). The provisions of FSP FAS 157-2 are effective for the Company’s fiscal year beginning January 1, 2009. The adoption of this interpretation has not and is not expected to have a material impact on the Company’s future reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115”, which permits companies to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 were adopted January 1, 2008. The Company did not elect the Fair Value Option for any of its financial assets or liabilities and therefore, the adoption of SFAS 159 had no impact on the Company’s consolidated financial position, results or operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141. SFAS 141(R) requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141(R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and will be effective for business combinations entered into after January 1, 2009. The Company is currently evaluating the potential impact of adopting this statement on the Company’s financial position, results of operations or cash flows.

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

In March 2008, the FASB issued FSAB Statement No. 161 “Disclosure about Derivative Instruments and Hedging Activities-an amendment of FASB statements No. 133 ( “FAS 161”) which provides revised guidance for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133, and how derivative instruments and the related hedged items affect and entity’s financial position, financial performance and cash flows. FAS 161 is effective for the Company’s fiscal year beginning January 1,2009. The Company does not currently have any derivative instruments and is not involved in any hedging activities.

3.	PROPERTY AND EQUIPMENT

Property and equipment is stated at cost.  Depreciation is computed over a period covering the estimated useful life of the applicable property and equipment.

		At March 31, 2008			At December 31, 2007
	Depreciable Life (in years)	Cost A$	Accumulated Depreciation A$	Net Book Value A$	Cost A$	Accumulated Depreciation A$	Net Book Value A$
Leasehold Improvements	1-2	16,732	(426)	16,306	16,732	(105)	16,627
Motor Vehicles	5	170,910	(18,221)	152,689	104,782	(13,114)	91,668
Equipment	1-10	184,655	(13,188)	171,467	57,633	(7,751)	49,882
		372,297	(31,835)	340,462	154,566	(20,970)	158,177

The depreciation expense for the three months ended March 31, 2008 amounted to A$10,865 and the three months ended March 31, 2007 A$1,870.

4.	STOCKHOLDERS EQUITY

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

Between September 19, 2006 and November 17, 2006, Legend issued 11,703,728 shares of common stock at a placement price of US$0.22 per share raising A$3,384,709. The securities were issued pursuant to a private placement and are issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended (“The Act”) under Section 4(2) of the Act.

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

Between January 1, 2007 and September 30, 2007, Legend issued a further 29,136,624 shares of common stock at a placement price of US$0.25 raising A$8,816,411 (US$7,226,906). The securities were issued pursuant to a private placement and are issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933 as amended (“The Act”) under Section 4(2) of the Act.

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

Between October 1, 2007 and December 31, 2007, Legend issued a further 254,000 shares for consulting fees amounting to A$330,564 (US$289,420).

Between October 1, 2007 and December 31, 2007, Legend issued a further 200,000 shares of common stock as a result of delays in lodging a registration statement amounting to A$364,805 (US$318,000).

Between January 1, 2008 and March 31, 2008, Legend issued a further 132,877 shares of common stock as a result of delays in lodging a registration statement amounting to A$241,167 (US$204,631)

Share Bonus Issue

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

Issue of Options under Equity Incentive Plan

(i)
Effective September 19, 2006, the Company issued 8,100,000 options over shares of common stock to Directors, Executives and Consultants under the 2006 Equity Incentive Plan that has been adopted by the Directors of the Company. The options will vest: 1/3 after 12 months, 1/3 after 24 months and the balance of 1/3 after 36 months. The exercise price of the options is US$1.00 for the President and Chief Executive Officer and one other participant; and for all other participants, US$0.444 for 50% of the options and US$1.00 for the balance of 50% of the options. The latest exercise date for the options is September 19, 2016.

The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.

An external consultant has calculated the fair value of the 8,100,000 options using the Binomial valuation method using the following inputs:

Grant date	Sept 19, 2006	Sept 19, 2006	Sept 19, 2006	Sept 19, 2006	Sept 19, 2006	Sept 19, 2006
Grant date share price	US$0.222	US$0.222	US$0.222	US$0.222	US$0.222	US$0.222
Vesting date	Sept 19, 2007	Sept 19, 2007	Sept 19, 2008	Sept 19, 2008	Sept 19, 2009	Sept 19, 2009
Expected life in years	5.50	5.50	6.00	6.00	6.50	6.50
Risk-free rate	4.69%	4.69%	4.69%	4.69%	4.69%	4.69%
Volatility	60%	60%	60%	60%	60%	60%
Exercise price	US$0.444	US$1.00	US$0.444	US$1.00	US$0.444	US$1.00
Call option value	US$.09	US$.05	US$.10	US$.06	US$.10	US$.06

The Company adopted revised SFAS No.123, Share-Based payment, which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of that company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments.

	Options	Option Price Per Share US$	Weighted Average Exercise Price US$
Outstanding at January 1, 2006	-	-	-
Granted	8,100,000	0.444-1.00	0.69
Forfeited	-	-	-
Outstanding at December 31, 2006	8,100,000	0.444-1.00	0.69
Granted	-	-	-
Forfeited	(1,575,000)	-	-
Outstanding at December 31, 2007	6,525,000	0.444-1.00	0.69
Outstanding at March 31, 2008	6,525,000	0.444-1.00	0.69

The range of exercise price is US$0.444 to US$1.00 per option. The weighted average per option fair value of options granted during 2006 was US$0.07 and the weighted average remaining contractual life of those options is 8¾ years. No options are currently exercisable.

The remaining value of the outstanding options equates to A$151,086 (US$113,758) and is being amortised over the vesting periods.

For the three months ended March 31, 2008, the amortization amounted to A$41,893 (US$31,537).

(ii)
Effective May 16, 2007, the Company issued 862,500 options over shares of common stock to employees under the 2006 Equity Incentive Plan that has been adopted by the Directors of the Company. The options will vest: 1/3 after 12 months, 1/3 after 24 months and the balance of 1/3 after 36 months. The exercise price of the options is US$0.444 for 50% of the options and US$1.00 for the balance of 50% of the options. The latest exercise date for the options is May 16, 2017.

The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.

An external consultant has calculated the fair value of the 862,500 options using the Binomial valuation method using the following inputs:

Grant date	May 16, 2007		May 16, 2007		May 16, 2007		May 16, 2007		May 16, 2007		May 16, 2007
Grant date share price	$	US0.25	$	US0.25	$	US0.25	$	US0.25	$	US0.25	$	US0.25
Vesting date	May 16, 2008		May 16, 2008		May 16, 2009		May 16, 2009		May 16, 2010		May 16, 2010
Expected life in years		5.50		5.50		6.00		6.00		6.50		6.50
Risk-free rate		4.92%		4.92%		4.92%		4.92%		4.92%		4.92%
Volatility		60%		60%		60%		60%		60%		60%
Exercise price	$	US0.444	$	US1.00	$	US0.444	$	US1.00	$	US0.444	$	US1.00
Call option value	$	US0.1111	$	US0.064	$	US0.117	$	US0.072	$	US0.124	$	US0.079

	Options	Option Price Per Share US$	Weighted Average Exercise Price US$
Outstanding at January 1, 2007	-	-	-
Granted	862,500	0.444-1.00	0.69
Forfeited	(187,500)	-	-
Outstanding at December 31, 2007	675,000	0.444-1.00	0.69
Outstanding at March 31, 2008	675,000	0.444-1.00	0.69

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

The remaining value of the outstanding options including employee retention factor equates to A$20,362 (US$16,941) and is being amortised over the vesting periods.

For the three months ended March 31, 2008, the amortization amounted to A$6,302 (US$5,243).

(iii)
Effective September 10, 2007, the Company issued 300,000 options over shares of common stock to employees under the 2006 Equity Incentive Plan that has been adopted by the Directors of the Company. The options will vest: 1/3 after 12 months, 1/3 after 24 months and the balance of 1/3 after 36 months. The exercise price of the options is US$0.444 for 50% of the options and US$1.00 for the balance of 50% of the options. The latest exercise date for the options is September 10, 2017.

The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.

An external consultant has calculated the fair value of the 300,000 options using the Binomial valuation method using the following inputs:

Grant date	Sept 10, 2007		Sept 10, 2007		Sept 10, 2007		Sept 10, 2007		Sept 10, 2007		Sept 10, 2007
Grant date share price	$	US1.25	$	US1.25	$	US1.25	$	US1.25	$	US1.25	$	US1.25
Vesting date	Sept 10, 2008		Sept 10, 2008		Sept 10, 2009		Sept 10, 2009		Sept 10, 2010		Sept 10, 2010
Expected life in years		5.50		5.50		6.00		6.00		6.50		6.50
Risk-free rate		4.637%		4.637%		4.637%		4.637%		4.637%		4.637%
Volatility		60%		60%		60%		60%		60%		60%
Exercise price	$	US0.444	$	US1.00	$	US0.444	$	US1.00	$	US0.444	$	US1.00
Call option value	$	US0.098	$	US0.079	$	US0.100	$	US0.081	$	US0.101	$	US0.083

	Options	Option Price Per Share US$	Weighted Average Exercise Price US$
Outstanding at January 1, 2007	-	-	-
Granted	300,000	0.444-1.00	0.69
Forfeited	-	-	-
Outstanding at December 31, 2007	300,000	0.444-1.00	0.69
Outstanding at March 31, 2008	300,000	0.444-1.00	0.69

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

The remaining value of the outstanding options including employee retention factor equates to A$172,281 (US$142,494) and is being amortised over the vesting periods.

For the three months ended March 31,2008, the amortization amounted to A$44,445 (US$36,760).

(iv)
Effective December 19, 2007, the Company issued 300,000 options over shares of common stock to employees under the 2006 Equity Incentive Plan that has been adopted by the Directors of the Company. The options will vest: 1/3 after 12 months, 1/3 after 24 months and the balance of 1/3 after 36 months. The exercise price of the options is US$0.444 for 50% of the options and US$1.00 for the balance of 50% of the options. The latest exercise date for the options is December 19, 2017.

The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.

An external consultant has calculated the fair value of the 300,000 options using the Binomial valuation method using the following inputs:

Grant date	Dec 19, 2007		Dec 19, 2007		Dec 19, 2007		Dec 19, 2007		Dec 19, 2007		Dec 19, 2007
Grant date share price	$	US0.95	$	US0.95	$	US0.95	$	US0.95	$	US0.95	$	US0.95
Vesting date	Dec 19, 2008		Dec 19, 2008		Dec 19, 2009		Dec 19, 2009		Dec 19, 2010		Dec 19, 2010
Expected life in years		5.50		5.50		6.00		6.00		6.50		6.50
Risk-free rate		4.92%		4.92%		4.92%		4.92%		4.92%		4.92%
Volatility		60%		60%		60%		60%		60%		60%
Exercise price	$	US0.444	$	US1.00	$	US0.444	$	US1.00	$	US0.444	$	US1.00
Call option value	$	US0.70	$	US0.54	$	US0.71	$	US0.56	$	US0.72	$	US0.58

	Options	Option Price Per Share US$	Weighted Average Exercise Price US$
Outstanding at January 1, 2007	-	-	-
Granted	300,000	0.444-1.00	0.69
Forfeited	-	-	-
Outstanding at December 31, 2007	300,000	0.444-1.00	0.69
Outstanding at March 31, 2008	300,000	0.444-1.00	0.69

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

The remaining value of the outstanding options including employee retention factor equates to A$149,839 (US$128,802) and is being amortised over the vesting periods.

For the three months ended March 31, 2008, the amortization amounted to A$29,971 (US$25,763).

(v)
Effective December 28, 2007, the Company issued 4,787,500 options over shares of common stock to employees under the 2006 Equity Incentive Plan that has been adopted by the Directors of the Company. The options will vest: 1/3 after 12 months, 1/3 after 24 months and the balance of 1/3 after 36 months. The exercise price of the options is US$1.00. The latest exercise date for the options is December 28, 2017.

The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.

An external consultant has calculated the fair value of the 4,787,500 options using the Binomial valuation method using the following inputs:

Grant date	Dec 28, 2007		Dec 28, 2007		Dec 28, 2007
Grant date share price	$	US1.09	$	US1.09	$	US1.09
Vesting date	Dec 28, 2008		Dec 28, 2009		Dec 28, 2010
Expected life in years		5.50		6.00		6.50
Risk-free rate		4.488%		4.488%		4.488%
Volatility		60%		60%		60%
Exercise price	$	US1.00	$	US1.00	$	US1.00
Call option value	$	US0.65	$	US0.67	$	US0.69

	Options	Option Price Per Share US$	Weighted Average Exercise Price US$
Outstanding at January 1, 2007	-	-	-
Granted	4,787,500	1.00	1.00
Forfeited	-	-	-
Outstanding at December 31, 2007	4,787,500	1.00	1.00
Outstanding at March 31, 2008	4,787,500	1.00	1.00

The range of exercise price is US$1.00 per option. The weighted average per option fair value of options granted during 2007 was US$0.67 and the weighted average remaining contractual life of those options is 10 years. No options are currently exercisable. The forfeiture rate of 42.85% in the third year is based on personnel retention history for persons in this class of participants by AXIS Consultants Pty Ltd.

The remaining value of the outstanding options including employee retention factor equates to A$2,843,814 (US$2,488,622) and is being amortised over the vesting periods.

For the three months ended March 31, 2008, the amortization amounted to A$523,708 (US$480,659).

(vi)
Effective February 7, 2008, the Company issued 5,000,000 options over shares of common stock to employees under the 2006 Equity Incentive Plan that has been adopted by the Directors of the Company. The options will vest: 1/3 after 12 months, 1/3 after 24 months and the balance of 1/3 after 36 months. The exercise price of the options is US$1.00. The latest exercise date for the options is February 7, 2018.

The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.

An external consultant has calculated the fair value of the 5,000,000 options using the Binomial valuation method using the following inputs:

Grant date	Feb 7, 2008		Feb 7, 2008		Feb 7, 2008
Grant date share price	$	US0.99	$	US0.99	$	US0.99
Vesting date	Feb 7, 2009		Feb 7, 2010		Feb 7, 2011
Expected life in years		5.50		6.00		6.50
Risk-free rate		4.387%		4.387%		4.387%
Volatility		60%		60%		60%
Exercise price	$	US2.00	$	US2.00	$	US2.00
Call option value	$	US0.40	$	US0.43	$	US0.46

	Options	Option Price Per Share US$	Weighted Average Exercise Price US$
Outstanding at January 1, 2008	-	-	-
Granted	5,000,000	2.00	2.00
Forfeited	-	-	-
Outstanding at March 31, 2008	5,000,000	2.00	2.00

The range of exercise price is US$2.00 per option. The weighted average per option fair value of options granted during 2007 was US$2.00 and the weighted average remaining contractual life of those options is 10 years. No options are currently exercisable. The options were issued to the Company’s CEO and therefore the Company does not believe a retention rate is applicable.

The remaining value of the outstanding options including employee retention factor equates to A$2,191,248 (US$1,964,015) and is being amortised over the vesting periods.

For the three months ended March 31, 2008, the amortization amounted to A$207,503 (US$185,985).

(vii)
Effective February 19, 2008, the Company issued 400,000 options over shares of common stock to employees under the 2006 Equity Incentive Plan that has been adopted by the Directors of the Company. The options will vest: 1/3 after 12 months, 1/3 after 24 months and the balance of 1/3 after 36 months. The exercise price of the options is US$1.00. The latest exercise date for the options is February 19, 2018.

The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.

An external consultant has calculated the fair value of the 400,000 options using the Binomial valuation method using the following inputs:

Grant date	Feb 19, 2008		Feb 19, 2008		Feb 19, 2008
Grant date share price	$	US1.04	$	US1.04	$	US1.04
Vesting date	Feb 19, 2009		Feb 19, 2010		Feb 19, 2011
Expected life in years		5.50		6.00		6.50
Risk-free rate		4.422%		4.422%		4.422%
Volatility		60%		60%		60%
Exercise price	$	US1.00	$	US1.00	$	US1.00
Call option value	$	US0.61	$	US0.63	$	US0.65

	Options	Option Price Per Share US$	Weighted Average Exercise Price US$
Outstanding at January 1, 2008	-	-	-
Granted	400,000	1.00	1.00
Forfeited	-	-	-
Outstanding at March 31, 2008	400,000	1.00	1.00

The range of exercise price is US$1.00 per option. The weighted average per option fair value of options granted during 2008 was US$1.00 and the weighted average remaining contractual life of those options is 10 years. No options are currently exercisable. The options were issued to one individual and in that case, the Company does not believe a retention rate is applicable.

The remaining value of the outstanding options equates to A$257,843 (US$234,482) and is being amortised over the vesting periods.

For the three months ended March 31, 2008, the amortization amounted to A$19,263 (US$17,518).

As of March 31, 2008, no options over shares were available for future grants under the Stock Plan.

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

During the three months ending March 31, 2008, AXIS charged the Company A$694,324 for management and administration services, and A$260,736 for exploration services. The Company repaid A$1,337,000 including an advance for April 2008 charges. The Company charged AXIS interest of A$7,762 at a rate between 10.80% and 11.45% for the three months ending March 31, 2008. The amount owed by AXIS at March 31, 2008 was A$382,790.

During the three months ending March 31, 2008, the Company has further advanced AXIS A$482,000 for ongoing business operations and charged interest of $3,281. The Company charged AXIS interest at a rate between 10.80% and 11.10% for the three months ending March 31, 2008. The amount owed by AXIS at March 31, 2008 was A$485,281.

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

6.	COMMITMENTS

During December 2006, the Company entered into an operating lease agreement for a motor vehicle which expires in 2008. The lease agreement has a monthly repayment amount of A$1,123. The future minimum lease repayments under a non-cancellable lease at March 31, 2008, were A$8,662.

During July 2007, the Company entered into a sublease agreement for the rental of office premises which expires in 2008. The total rental payment for 2008 is A$98,617, outstanding as at March 31, 2007 A$79,900

During September 2007, the Company entered into a commercial hire purchase agreement for proposed on-site accommodation units, which expires in 2008. The hire purchase agreement has a monthly repayment amount of A$20,954 and a final repayment of A$174,280 in June 2008. The future minimum lease repayments under a non-cancellable lease at March 31, 2008 are A$41,908 and interest of A$7,479.

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

$2008 A
Not later than one year	1,435,000
Later than one year but not later than five years	1,080,000
Later than five years but not later than twenty one years	-
2,515,000

7.	ACQUISITIONS/INVESTMENTS

On February 27, 2008, the Company entered into a Share Sale Agreement whereby the Company agreed to purchase all of the issued and outstanding shares of Teutonic Minerals Pty Ltd. As a result, Teutonic became a subsidiary of the Company from that date. Teutonic holds an application for a mineral licence over phosphate in the Georgina Basin in the State of Queensland, Australia. The consideration payable to the vendors was A$300,000, and the Company granted a 1% gross revenue royalty from production from the mineral licence and incurred legal costs of A$26,337.

The mineral licence application held by Teutonic was withdrawn on March 17, 2008 and replaced by a mineral application lodged by the Company. Teutonic had no other assets or liabilities.

As at March 31, 2008 the net assets and liabilities acquired by the Company have no value. The consideration and legal costs, A$326,337, paid by the Company are included as exploration expenditure.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FUND COSTS CONVERSION

The consolidated statements of operations and other financial and operating data contained elsewhere here in and the consolidated balance sheets and financial results have been reflected in Australian dollars unless otherwise stated.

The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar during the periods indicated:

3 months ended March 31, 2007                                                                A$1.00 = US$.8080
3 months ended March 31, 2008                                                                A$1.00 = US$.9178

RESULTS OF OPERATION

Three Months Ended March 31, 2008 vs. Three Months Ended March 31, 2007.

The Company’s financial statements are prepared in Australian dollars (A$).  A number of the costs, expenses and assets of the Company are incurred/held in US$ and the conversion of these costs to A$ means that the comparison of the three months ended March 31, 2008 to the three months ended March 31, 2007 does not always present a true comparison.

Other income increased from A$946 for the three months ended March 31, 2007 to A$125,009 for the three months ended March 31, 2008 which represents interest on funds in the bank of $113,966 and A$11,043 from affiliate companies.

Costs and expenses increased from A$1,206,258 in the three months ended March 31, 2007 to A$3,687,786 in the three months ended March 31, 2008. The increase in expenses is a net result of:

a)
an increase in exploration expenditure written off from A$749,388 for the three months ended March 31, 2007 to A$ 1,151,696  in the three months ended March 31, 2008. The exploration costs include geological/geophysical/mineral analysis contractors, salaries for contract field staff, travel costs, accommodation and tenement acquisition costs of A$326,337 (refer Note 7) and holding costs. Drilling recommenced in April 2008 following the end of the wet season in Northern Australia.

b)
an increase in legal, accounting and professional expense from A$25,663 for the three months ended March 31, 2007 to A$143,675 for the three months ended March 31, 2008 as a result of the increase in legal fees for general legal work including stock transfer matters, regulatory filings, stock transfer agent fees, and audit fees for professional services in relation to the Form 10-Q and the registration statement. All fees have increased in the three months to March 31, 2008 as a result of increased activity by the Company as a consequence of the exploration program, the acquisition of mining tenements, and capital raising activities.

c)
an increase in administrative costs from A$305,193 in the three months ended March 31, 2007 to A$1,509,461 in the three months ended March 31, 2008 as a result of an increase in direct costs, including salaries, indirect costs and service fees, charged to the Company by AXIS from $360,000 to $498,519 (US$457,541), as a result in the level of activity of the Company; the cost of the shares issued under a registration rights agreement of A$660,494 (US$606,201); the cost of travel and accommodation in the marketing of the Company of A$121,902 (US$111,882) and investor relations, tenement and other consultants of A$87,038 (US$79,883). The increases are as a result of the increase in activity by the Company as a consequence of the acquisition of mining tenements, preparation of regulatory filings and capital raising activities.

d)
a decrease in interest expense from A$26,229 for the three months ended March 31, 2007 to A$9,869 for the three months ended March 31, 2008 due to the decrease in interest bearing debt of the Company. For the three months ended March 31, 2008, interest was incurred on motor vehicle finance lease and camp lease.

e)
an increase in stock based compensation from A$99,785 in the three months ended March 31, 2007 to A$873,085 in the three months ended March 31, 2008 as a result of the issue of options under the 2006 Incentive Option Plan. See note 4 for further details on the options issued.

As a result of the foregoing, the loss from operations increased from A$1,205,312 for the three months ended March 31, 2007 to A$3,562,777 for the three months ended March 31, 2008. An increase in foreign currency exchange loss for the three months ended March 31, 2007 from $30,571 to A$628,057 in the three months ended March 31, 2008 was recorded as a result of the movement in the Australian dollar versus the US dollar. The net loss was A$1,235,883 for the three months ended March 31, 2007 compared to a net loss of A$4,190,834 for the three months ended March 31, 2008.

Liquidity and Capital Resources

For the three months ending March 31, 2008, net cash used in operating activities was A$2,060,930 (2007: A$1,038,065) primarily consisting of the net loss of A$4,190,83 (2007: A$1,235,883), increase in accounts receivable of A$735,468 (2007: A$108,027)and offset by an increase in accounts payable and accrued expenses of A$762,641 (2007: A$165,218); net cash used in investing activities was A$519,484, being for the purchase of motor vehicles, geotechnical software and equipment for A$193,147 and the purchase of an investment for  A$326,337; and net cash provided by financing activities was A$nil (2007: A$1,441,396 being net proceeds from share issue of A$2,338,646 and net repayments to affiliates of A$897,250).

As at March 31, 2008 the Company had A$13,879,241 in cash and A$1,242,732 in receivables and short-term obligations of A$1,707,290 comprising accounts payable and accrued expenses.

We plan to continue our exploration program throughout 2008 and anticipate spending A$5,000,000 on exploration and feasibility studies. However, if exploration results are positive, we believe that we will be able to raise additional equity capital in order to progress our exploration program at a faster rate. In addition, we expect that we will need to spend $2,000,000 on legal, professional, accounting and administration expenses.

The Company is considered to be an exploration stage company, with no significant revenue, and is dependent upon the raising of capital through placement of its common stock, preferred stock or debentures to fund its operations. In the event the Company is unsuccessful in raising such additional capital, it may not be able to continue active operations.

Cautionary Safe Harbor Statement under the United States Private Securities Litigation Reform Act of 1995.

Certain information contained in this Form 10-Q’s forward looking information within the meaning of the Private Securities Litigation Act of 1995 (the “Act”) which became law in December 1995.  In order to obtain the benefits of the “safe harbor” provisions of the act for any such forwarding looking statements, the Company wishes to caution investors and prospective investors about significant factors which among others have affected the Company’s actual results and are in the future likely to affect the Company’s actual results and cause them to differ materially from those expressed in any such forward looking statements.  This Form 10-Q report contains forward looking statements relating to future financial results.  Actual results may differ as a result of factors over which the Company has no control including, without limitation:

•	The risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007,

•	The possibility that the phosphates we find are not commercially economical to mine,

•	The possibility that we do not find other minerals or that the other minerals we find are not commercially economical to mine,

•	The risks and hazards inherent in the mining business (including environmental hazards, industrial accidents, weather or geologically related conditions),

•	Changes in the market price of phosphate, base metals and diamonds,

•	The uncertainties inherent in our production, exploratory and developmental activities, including risks relating to permitting and regulatory delays,

•	The uncertainties inherent in the estimation of ore reserves,

•	The effects of environmental and other governmental regulations, and

•	Uncertainty as to whether financing will be available to enable further exploration and mining operations.

Investors are cautioned not to put undue reliance on forward-looking statements. We disclaim any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

  Additional information which could affect the Company’s financial results is included in the Company’s Form 10-K on file with the Securities and Exchange Commission.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

At March 31, 2008, the Company had no outstanding loan facilities. At March 31, 2008, assuming no change in the cash at bank, a 10% change in the A$ versus US$ exchange rate would have a A$1.7 million effect on the Company’s cash position.

Item 4.	Controls and Procedures.

There have been no changes in accountants or any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two years ended March 31, 2008.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no pending legal proceedings to which the Company is a party, or to which any of its property is the subject, which the Company considers material.

Item 1A                      Risk Factors

An investment in the Company involves a high degree of risk.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on From 10-K are not the only risks facing the Company.  Other unknown or unpredictable factors could also have material adverse effects on future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

Not Applicable

Item 5.	Other Information.

Not Applicable

Item 6.	Exhibits.

Exhibit No.	Description
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Joseph Isaac Gutnick (6)
31.2	Certification of Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter James Lee (6)
32.1	Certification of Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Joseph Isaac Gutnick (6)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Peter James Lee (6)

FORM 10-Q

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

LEGEND INTERNATIONAL HOLDINGS, INC.

(Registrant)

By:   /s/ Peter J Lee
……………………………………
Peter J Lee
Chief Financial Officer and Secretary

Dated: May 9, 2008

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Joseph Isaac Gutnick (6)
31.2	Certification of Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter James Lee (6)
32.1	Certification of Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Joseph Isaac Gutnick (6)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Peter James Lee (6)