Form 10-Q
period 2008-06-30
LEGEND INTERNATIONAL HOLDINGS INC
filed 2008-08-11
CIK 1132143

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------
                                    FORM 10-Q
                                    ---------
(Mark one)

|x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 2008

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ________________

                        Commission File Number: 000-32551

                                 --------------
                       LEGEND INTERNATIONAL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)
                                 --------------

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

     Registrant's telephone number, including area code: 001 (613) 8532 2866

                                 --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12-b2 of the Exchange Act.

(Check one): Large accelerated filer |_| Accelerated filer |X|
Non-accelerated filer |_| Smaller reporting company |_|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). |_| Yes |X| No

     There were 221,258 976 shares of common stock outstanding on August 8,
2008.
--------------------------------------------------------------------------------

Table Of Contents

                                                                         PAGE NO

PART I.     FINANCIAL INFORMATION

Item 1      Financial Statements                                             2
Item 2      Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       24
Item 3      Quantitative and Qualitative Disclosure about Market Risk       28
Item 4      Controls and Procedures                                         28

PART II     OTHER INFORMATION

Item 1      Legal Proceedings                                               29
Item 1A     Risk Factors                                                    29
Item 2      Unregistered Sales of Equity Securities and Use of Proceeds     29
Item 3      Defaults Upon Senior Securities                                 29
Item 4      Submission of Matters to a Vote of Security Holders             29
Item 5      Other Information                                               29
Item 6      Exhibits                                                        29


SIGNATURES                                                                  30

EXHIBIT INDEX                                                               31

Exh. 31.1         Certification                                             32
Exh. 31.2         Certification                                             34
Exh. 32.1         Certification                                             36
Exh. 32.2         Certification                                             37

                         PART I - FINANCIAL INFORMATION

Item 1.       FINANCIAL STATEMENTS

Introduction to Interim Financial Statements.

The interim financial statements included herein have been prepared by Legend International Holdings, Inc. ("Legend International" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (The "Commission"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the financial position of the Company and subsidiaries as of June 30, 2008, the results of its operations for the three and six month periods ended June 30, 2008 and June 30, 2007, and the changes in its cash flows for the three and six month periods ended June 30, 2008 and June 30, 2007, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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


UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

                                      LEGEND INTERNATIONAL HOLDINGS, INC.
                                        (An Exploration Stage Company)
                                                Balance Sheet

                                                                            June 30,           December 31,
                                                                              2008                 2007
ASSETS                                                                         A$                   A$
                                                                        ----------------     ----------------
                                                                           (unaudited)

Current Assets:
Cash                                                                        112,766,052           17,088,190
Receivables                                                                     268,674              507,264
Prepayments                                                                     313,698              110,840
                                                                        ----------------     ----------------

Total Current Assets                                                        113,348,424           17,706,294
                                                                        ----------------     ----------------

Non-Current Assets:
Property and Equipment, net (Note 3)                                            476,034              158,177
Deposits                                                                      1,085,500              130,000
                                                                        ----------------     ----------------

Total Non-Current Assets                                                      1,561,534              288,177
                                                                        ----------------     ----------------

Total Assets                                                                114,909,958           17,994,471
                                                                        ================     ================

LIABILITIES

Current Liabilities:
Accounts payable and accrued expenses                                           905,101              671,384
Lease liability                                                                  57,214              273,740
                                                                        ----------------     ----------------

Total Current Liabilities                                                       962,315              945,124
                                                                        ----------------     ----------------

Non Current Liabilities:
Reclamation and Remediation Provision                                            32,710               90,000
                                                                        ----------------     ----------------

Total Non Current Liabilities:                                                   32,710               90,000
                                                                        ----------------     ----------------

Total Liabilities                                                               995,025            1,035,124
                                                                        ----------------     ----------------
Commitments (Note 6)

Stockholders' Equity

Common Stock: US$.001 par value, 300,000,000 shares authorized
220,940,018 shares issued (177,068,825 in 2007)                                 269,099              223,039
Additional Paid-in-Capital                                                  137,772,902           30,691,681
Accumulated Other Comprehensive Income                                           38,490               38,490
Retained Deficit during development period                                    (839,463)            (839,463)
Retained Deficit during exploration period                                 (23,326,095)         (13,154,400)
                                                                        ----------------     ----------------

Total Stockholders' Equity                                                  113,914,933           16,959,347
                                                                        ----------------     ----------------

Total Liabilities and Stockholders' Equity                                  114,909,958           17,994,471
                                                                        ================     ================

The accompanying notes are an integral part of these financial statements.

                                       3

                                            LEGEND INTERNATIONAL HOLDINGS, INC.
                                               (An Exploration Stage Company)
                                                  Statements of Operations
                                                         (Unaudited)


                                                For the three months             For the six months                January 5,
                                                    ended June 30                   ended June 30                        2001
                                                                                                               (Inception) to
                                                                                                                     June 30,
                                               2008            2007             2008             2007                    2008
                                                A$              A$               A$               A$                       A$
                                                --              --               --               --                       --
                                           --------------  --------------  ---------------  ---------------  -----------------
Revenues:

Sales                                                  -               -                -                -              6,353
less cost of sales                                     -               -                -                -            (1,362)
                                           --------------  --------------  ---------------  ---------------  -----------------

Gross profit                                           -               -                -                -              4,991

Other income
Interest income                                  224,963           3,457          349,972            4,403            376,030
                                           --------------  --------------  ---------------  ---------------  -----------------

                                                 224,963           3,457          349,972            4,403            381,021
                                           --------------  --------------  ---------------  ---------------  -----------------

Costs and expenses:
Exploration expenditure                        1,287,044         946,201        2,438,740        1,695,409         11,382,125
Legal, accounting and professional               162,649          33,636          306,324           59,299            654,789
Stock based compensation                       1,085,725          71,762        1,958,810          170,947          3,105,707
Loss on equipment written off                          -               -                -                -              3,570
Interest expense                                   8,836           6,777           18,705           33,006            130,836
Administration expenses                        2,405,452         393,575        3,914,913          698,708          7,224,987
                                           --------------  --------------  ---------------  ---------------  -----------------

Total costs and expenses                     (4,949,706)     (1,451,111)      (8,637,492)      (2,657,369)       (22,502,009)
                                           --------------  --------------  ---------------  ---------------  -----------------


(Loss) from operations                       (4,724,743)     (1,447,654)      (8,287,520)      (2,652,966)       (22,120,988)

Foreign currency exchange gain/(loss)        (1,256,118)       (125,964)      (1,884,175)        (156,535)        (2,044,570)
                                           --------------  --------------  ---------------  ---------------  -----------------

(Loss) before income taxes                   (5,980,861)     (1,573,618)     (10,171,695)      (2,809,501)       (24,165,558)
                                           --------------  --------------  ---------------  ---------------  -----------------

Provision for income taxes                             -               -                -                -                  -
                                           --------------  --------------  ---------------  ---------------  -----------------

Net (Loss)                                   (5,980,861)     (1,573,618)     (10,171,695)      (2,809,501)       (24,165,558)
                                           --------------  --------------  ---------------  ---------------  -----------------
                                                A$(0.03)        A$(0.01)         A$(0.06)         A$(0.02)           A$(0.45)
Basic and diluted loss per common shares   ==============  ==============  ===============  ===============  =================


Weighted average number of common shares
used in per share calculations               190,692,289     145,277,520      171,152,461      121,863,153         53,718,592
                                           ==============  ==============  ===============  ===============  =================

The accompanying notes are an integral part of these consolidated financial statements

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                         (An Exploration Stage Company)
                  Statements of Stockholders' Equity (Deficit)
                       for the period ended June 30, 2008

                                          Common Stock
                                                                                            Retained
                                                                             Retained       (Deficit)   Accumulated
                                                             Additional  (Deficit) During  During the      Other     Stockholders'
                                                    Par        Paid-In    the Exploration  Development Comprehensive    Equity
                                                   Value       Capital        Period         Period        Income      (Deficit)
                                       Shares        A$          A$             A$             A$            A$           A$
                                     ---------------------------------------------------------------------------------------------
Balance, January 5, 2001                       -           -            -                -            -             -            -

Shares issued to founder for
 organisation cost and services at
 US$0.05 per shares                    4,297,500       5,550      118,896                -            -             -      124,446
Shares Issued for services rendered
 at US$0.05 per share                    146,250         189        4,046                -            -             -        4,235
Shares Issued for Cash                   616,500         796       17,056                -            -             -       17,852

Net Loss                                       -           -            -                -    (131,421)             -    (131,421)
                                     ---------------------------------------------------------------------------------------------
Balance, December 31, 2001             5,060,250       6,535      139,998                -    (131,421)             -       15,112
Shares Issued for Cash                   225,000         291        6,225                -            -             -        6,516
Shares Issued for Officer's
 Compensation                         11,250,000      14,529      148,359                -            -             -      162,888

Net Loss                                       -           -            -                -    (182,635)             -    (182,635)
                                     ---------------------------------------------------------------------------------------------
Balance, December 31, 2002            16,535,250      21,355      294,582                -    (314,056)             -        1,881
Shares Issued for services rendered
 at US$0.022 per share                 5,026,500       6,491      139,065                -            -             -      145,556

Net Loss                                       -           -            -                -    (156,965)             -    (156,965)
                                     ---------------------------------------------------------------------------------------------
Balance, December 31, 2003            21,561,750      27,846      433,647                -    (471,021)             -      (9,528)
Shares Issued for services rendered
 at US$0.022 per share                 2,004,750       2,589       55,464                -            -             -       58,053
Options Issued for services                    -           -      160,672                -            -             -      160,672
Loan forgiveness-former major
 shareholder                                   -           -       12,144                -            -             -       12,144

Net Loss                                       -           -            -                -    (234,611)             -    (234,611)
                                     ---------------------------------------------------------------------------------------------
Balance, December 31, 2004            23,566,500      30,435      661,927                -    (705,632)             -     (13,270)
Shares issued on cashless exercise
 of options                           17,085,938      22,066     (22,066)                -            -             -            -

Net Loss                                       -           -            -                -     (75,508)             -     (75,508)
                                     ---------------------------------------------------------------------------------------------
Balance, December 31, 2005            40,652,438      52,501      639,861                -    (781,140)             -     (88,778)
Share issued on cashless exercise
 of options                           72,281,329      93,336     (93,336)                -            -             -            -
Shares and options issued under
 settlement agreement                    112,500         144       35,272                -            -             -       35,416
Shares issued for cash                12,756,734      16,524    3,854,843                -            -             -    3,871,367
Cost of share issues                           -           -    (128,376)                -            -             -    (128,376)
Amortisation of Options under stock
 option plan                                   -           -      115,307                -            -             -      115,307
Net unrealized gain on foreign
 exchange translation                          -           -            -                -            -        38,490       38,490

Net Loss                                       -           -            -      (4,516,271)     (58,323)             -  (4,574,594)
                                     ---------------------------------------------------------------------------------------------
Balance, December 31, 2006           125,803,001     162,505    4,423,571      (4,516,271)    (839,463)        38,490    (731,168)

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                         (An Exploration Stage Company)
                  Statements of Stockholders' Equity (Deficit)
                       for the period ended June 30, 2008
                                   (continued)

                                    Common Stock
                                                                        Retained      Retained (Deficit)  Accumulated
                                                       Additional   (Deficit) During      During the         Other     Stockholders'
                                              Par        Paid-In    the Exploration      Development      Comprehensive   Equity
                                             Value       Capital         Period             Period           income      (Deficit)
                                 Shares        A$          A$              A$                 A$               A$           A$
                               -----------------------------------------------------------------------------------------------------
Shares issued for cash          47,886,624      56,690   25,684,414                 -                   -             -   25,741,104
Cost of share issues                     -           -  (1,675,111)                 -                   -             -  (1,675,111)
Shares issued for consulting
 fees                            2,604,200       2,984    1,001,122                 -                   -             -    1,004,106
Shares issued on cashless
 exercise of options                75,000          85         (85)                 -                   -             -            -
Shares issued under
 registration rights agreement     200,000         230      364,575                 -                   -             -      364,805
Shares issued for part-
 settlement of the acquisition
 of rights to exploration
 licences under agreement          500,000         545      517,455                 -                   -             -      518,000
Amortization of options under
 stock option plan                       -           -      375,740                 -                   -             -      375,740

Net Loss                                 -           -            -       (8,638,129)                   -             -  (8,638,129)
                               -----------------------------------------------------------------------------------------------------
Balance, December 31, 2007     177,068,825     223,039   30,691,681      (13,154,400)           (839,463)        38,490   16,959,347
Shares issued for cash          42,000,000      44,011  109,984,282                 -                   -             -  110,028,293
Cost of share issues                     -           -  (5,920,448)                 -                   -             -  (5,920,448)
Shares issued on cashless
 exercise of options             1,274,584       1,359      (1,359)                 -                   -             -            -
Shares issued on exercise of
 options                           108,000         113       12,431                 -                   -             -       12,544
Shares issued for consulting
 fees                               30,800          33      147,555                 -                   -             -      147,588
Shares issued under
 registration rights agreement     457,809         544      899,950                 -                   -             -      900,494
Amortization of options under
 stock option plan                       -           -    1,958,810                 -                   -             -    1,958,810

Net Loss                                 -           -            -      (10,171,695)                   -             - (10,171,695)
                               -----------------------------------------------------------------------------------------------------
Balance, June 30, 2008         220,940,018     269,099  137,772,902      (23,326,095)           (839,463)        38,490  113,914,933
                               -----------------------------------------------------------------------------------------------------

The accompanying notes are integral part of the financial statements.

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows

                                                                         For the six months        January 5, 2001
                                                                            ended June 30           (Inception) to
                                                                                                         March 31,
                                                                         2008           2007                  2008
                                                                          A$             A$                     A$
                                                                     ------------   ------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                             (10,171,695)    (2,809,501)      (24,165,558)
                                                                     ------------   ------------   ---------------

Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Foreign exchange                                                        1,884,175        156,535         2,043,227
Shares and Options issued for Stock Based Compensation
  - Employees                                                           1,958,810        170,947         3,105,708
  - Consultants                                                           147,588              -           531,421
  - Exploration Agreement                                                       -              -           518,000
  - Registration Payment Arrangements                                     900,494              -         1,265,299
Exploration expenditure                                                   326,526        173,796           326,526
Provision for rehabilitation                                             (57,290)         90,000            32,710
Depreciation                                                               30,828          6,549            51,798
Accrued interest added to principal                                             -         14,683            37,282
Net Change in:
Receivables                                                               238,590         20,954         (319,315)
Prepayments and deposits                                              (1,158,358)      (182,287)       (1,399,198)
Accounts Payable and Accrued Expenses                                      17,191        185,094           823,604
                                                                     ------------   ------------   ---------------
Net Cash (Used) In Operating Activities                               (5,883,141)    (2,173,230)      (17,148,496)
                                                                     ------------   ------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Write off of Property and Equipment                                             -              -             3,570
Acquisition of Subsidiary                                               (326,526)              -         (326,526)
Purchase of Property, Equipment and Motor Vehicle                       (348,685)       (95,526)         (503,250)
                                                                     ------------   ------------   ---------------
Net Cash (Used) In Investing Activities                                 (675,211)       (95,526)         (826,206)
                                                                     ------------   ------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances Payable - Affiliates                                                   -    (1,203,612)          (26,156)
Repayment of Convertible Debenture                                              -              -         (130,310)
Repayment of Shareholder Advance                                                -              -             (641)
Proceeds from Convertible Debenture Payable                                     -              -           130,310
Shareholder Advance                                                             -              -             6,621
Proceeds from Issuance of Stock                                       110,040,837      7,631,992       139,677,675
Cost of share issues                                                  (5,920,448)    (1,114,527)       (7,082,573)
Net Borrowing/Repayments from Affiliates                                        -              -            50,003
                                                                     ------------   ------------   ---------------
Net Cash Provided by Financing Activities                             104,120,389      5,313,853       132,624,929
                                                                     ------------   ------------   ---------------

Effect of exchange rate changes on cash                               (1,884,175)              -       (1,884,175)
                                                                     ------------   ------------   ---------------
Net Increase in Cash                                                   95,677,862      3,045,097       112,766,052

Cash at Beginning of Period                                            17,088,190        839,797                 -
                                                                     ------------   ------------   ---------------

Cash at End of Period                                                 112,766,052      3,884,894       112,766,052
                                                                     ------------   ------------   ---------------

Supplemental Disclosures:
Cash paid for interest                                                          -         18,335            62,196
Cash paid for income taxes                                                      -              -                 -
Stock and options issued for services                                     147,588         59,674         1,595,523
Accrued interest and stockholder advances charged to paid in capital            -              -            12,744
Stock issued for exploration agreement                                          -              -           518,000
Stock issued for registration payment arrangement                         900,494              -         1,265,299
Equipment obtained through a capital lease                                      -              -            24,581
Capital lease obligation for exploration costs                                  -        362,462           362,462
Interest in relation to capital lease for exploration costs                     -         42,313            42,313
Fair value of warrants issued in connection with issuance of capital
 stock                                                                  1,330,852              -         1,330,852

The accompanying notes are integral part of the financial statements.

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements

1.       ORGANISATION AND BUSINESS

         Legend International Holdings, Inc, ("the Company"), was incorporated under the laws of the State of Delaware on January 5, 2001.

         Following a change of management in November 2004, the Company developed a new plan of operations for fiscal 2006, which is to engage in mineral exploration and development activities. The Company's current business plan calls for the identification of mineral properties where it can obtain secure title to exploration, development and mining interests. The Company's preference is to identify large minerals deposits with low operating costs. The Company is prepared to consider the exploration, development and mining of profitable base metal interests. At the beginning of 2006, the Company expanded its areas of interest to include diamond exploration activities and in July 2006, the Company completed the acquisition of certain diamond mining tenements in Northern Australia. Since that time, the Company has identified that those mining tenements in Northern Australia also have potential for uranium and base metals. In November 2007 and February 2008, the Company acquired mining tenements prospective for phosphate in the State of Queensland, Australia.

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

2.       RECENT ACCOUNTING PRONOUNCEMENTS

         In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. In February 2008, the FASB staff issued Staff Position No. 157-2 "Effective date of FASB Statement No. 157" ("FSP FAS 157-2"). FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognised or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for the Company's fiscal year beginning January 1, 2009. The adoption of this interpretation has not and is not expected to have a material impact on the Company's future reported financial position or results of operations.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115", which permits companies to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 were adopted January 1, 2008. The Company did not elect the Fair Value Option for any of its financial assets or liabilities and therefore, the adoption of SFAS 159 had no impact on the Company's consolidated financial position, results or operations or cash flows.

         In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"), which replaces SFAS 141. SFAS 141(R) requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141(R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and will be effective for business combinations entered into after January 1, 2009. The Company is currently evaluating the potential impact of adopting this statement on the Company's financial position, results of operations or cash flows.

         In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51" ("SFAS 160"). SFAS 160 clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not currently have any minority interests.

         In March 2008, the FASB issued SFAS No. 161 "Disclosure about Derivative Instruments and Hedging Activities - an amendment of FASB statements No. 133" ("SFAS 161") which provides revised guidance for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133, and how derivative instruments and the related hedged items affect and entity's financial position, financial performance and cash flows. SFAS 161 is effective for the Company's fiscal year beginning January 1, 2009. The Company does not currently have any derivative instruments and is not involved in any hedging activities.

         In May 2008, the FASB issued SFAS No. 162 "The Hierarchy of Generally Acceptable Accounting Principles" ("SFAS 162"). SFAS 162 identifies the source of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU
Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". Although the Company will continue to evaluate the application of SFAS 162, the Company does not currently believe the adoption of SFAS 162 will have a material impact on its financial statements.

3.       PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost. Depreciation is computed over a period covering the estimated useful life of the applicable property and equipment.

                                             At June 30, 2008                   At December 31, 2007
                        Depreciable             Accumulated  Net Book                Accumulated  Net Book
                            Life         Cost  Depreciation       Value       Cost  Depreciation      Value
                         (in years)        A$            A$          A$         A$            A$         A$
Leasehold Improvements      1-2        16,732         (960)      15,772     16,732         (105)     16,627
Motor Vehicles               5        237,042      (28,247)     208,795    104,782      (13,114)     91,668
Equipment                   1-10      274,058      (22,591)     251,467     57,633       (7,751)     49,882
                                    ---------- ------------- ----------- ---------- ------------- ----------
                                      527,832      (51,798)     476,034    154,566      (20,970)    158,177
                                    ========== ============= =========== ========== ============= ==========

         The depreciation expense for the six months ended June 30, 2008 amounted to A$30,828 and the six months ended June 30, 2007 A$6,549.

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

         Between January 1, 2008 and June 30, 2008, Legend issued a further 457,809 shares of common stock as a result of delays in lodging a registration statement amounting to A$900,494 (US$757,015).

         On June 3, 2008, Legend issued 42,000,000 shares of common stock at a placement price of US$2.50 per share raising A$110,028,293 (US$105,000,000). The securities were issued pursuant to a private placement and are issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933 as amended ("The Act") under Section 4(2) of the Act. The direct costs of the offering totalled approximately A$5,920,448. As additional consideration, the Company issued to the agents 840,000 warrants to purchase common stock with an exercise price of US$2.50 per warrant. The warrant are exercisable at any time up to June 3, 2010.

         Between April 1, 2008 and June 30, 2008, 1,332,000 options were exercised using the cashless exercise feature and the Company issued 1,274,584 shares of common stock.

         Between April 1, 2008 and June 30, 2008, 108,000 options were exercised for US$0.111, total amount received A$12,544 (US$11,988.00) and the Company issued 108,000 shares of common stock.

         Between April 1, 2008 and June 30, 2008, Legend issued a further 30,800 shares for consulting fees amounting to A$147,588 (US$138,600).

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

         An external consultant has calculated the fair value of the 8,100,000 options using the Binomial valuation method using the following inputs:

------------------------- -------------- -------------- -------------- -------------- -------------- --------------
Grant date                Sept 19, 2006  Sept 19, 2006  Sept 19, 2006  Sept 19, 2006  Sept 19, 2006  Sept 19, 2006
------------------------- -------------- -------------- -------------- -------------- -------------- --------------
Grant date share price      US$0.222       US$0.222       US$0.222       US$0.222       US$0.222       US$0.222
------------------------- -------------- -------------- -------------- -------------- -------------- --------------
Vesting date              Sept 19, 2007  Sept 19, 2007  Sept 19, 2008  Sept 19, 2008  Sept 19, 2009  Sept 19, 2009
------------------------- -------------- -------------- -------------- -------------- -------------- --------------
Expected life in years        5.50           5.50           6.00           6.00           6.50           6.50
------------------------- -------------- -------------- -------------- -------------- -------------- --------------
Risk-free rate                4.69%          4.69%          4.69%          4.69%          4.69%          4.69%
------------------------- -------------- -------------- -------------- -------------- -------------- --------------
Volatility                     60%            60%            60%            60%            60%            60%
------------------------- -------------- -------------- -------------- -------------- -------------- --------------
Exercise price              US$0.444        US$1.00       US$0.444        US$1.00       US$0.444        US$1.00
------------------------- -------------- -------------- -------------- -------------- -------------- --------------
Call option value            US$.09         US$.05         US$.10         US$.06         US$.10         US$.06
------------------------- -------------- -------------- -------------- -------------- -------------- --------------

         The Company adopted revised SFAS No.123, Share-Based payment, which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of that company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments.

                                                      Options    Option Price Per   Weighted Average
                                                                            Share     Exercise Price
                                                                              US$                US$
                                                                              ---                ---
Outstanding at January 1, 2006                              -                   -                  -
Granted                                             8,100,000          0.444-1.00               0.69
Forfeited                                                   -                   -                  -
                                            ------------------ ------------------- ------------------
Outstanding at December 31, 2006                    8,100,000          0.444-1.00               0.69
Granted                                                     -                   -                  -
Forfeited                                         (1,800,000)                   -                  -
                                            ------------------ ------------------- ------------------
Outstanding at December 31, 2007                    6,525,000          0.444-1.00               0.69
                                            ------------------ ------------------- ------------------
Outstanding at June 30, 2008                        6,300,000          0.444-1.00               0.69
                                            ------------------ ------------------- ------------------
Options exercisable at June 30, 2008                2,099,988          0.444-1.00               0.69
                                            ------------------ ------------------- ------------------

         The range of exercise price is US$0.444 to US$1.00 per option. The weighted average per option fair value of options granted during 2006 was US$0.07 and the weighted average remaining contractual life of those options is 8 1/4 years.

         The remaining value of the outstanding options equates to A$104,486 (US$78,671) and is being amortised over the vesting periods.

         For the six months ended June 30, 2008, the amortization amounted to A$65,269 (US$47,899), including adjustment for forfeited options.

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

         An external consultant has calculated the fair value of the 862,500 options using the Binomial valuation method using the following inputs:

------------------------ -------------- -------------- ------------- -------------- ------------- --------------
Grant date                May 16, 2007   May 16, 2007  May 16, 2007   May 16, 2007  May 16, 2007   May 16, 2007
------------------------ -------------- -------------- ------------- -------------- ------------- --------------
Grant date share price      US$0.25        US$0.25        US$0.25       US$0.25        US$0.25       US$0.25
------------------------ -------------- -------------- ------------- -------------- ------------- --------------
Vesting date              May 16, 2008   May 16, 2008  May 16, 2009   May 16, 2009  May 16, 2010   May 16, 2010
------------------------ -------------- -------------- ------------- -------------- ------------- --------------
Expected life in years        5.50           5.50          6.00           6.00          6.50           6.50
------------------------ -------------- -------------- ------------- -------------- ------------- --------------
Risk-free rate               4.92%          4.92%          4.92%         4.92%          4.92%         4.92%
------------------------ -------------- -------------- ------------- -------------- ------------- --------------
Volatility                    60%            60%            60%           60%            60%           60%
------------------------ -------------- -------------- ------------- -------------- ------------- --------------
Exercise price              US$0.444       US$1.00       US$0.444       US$1.00       US$0.444       US$1.00
------------------------ -------------- -------------- ------------- -------------- ------------- --------------
Call option value          US$0.1111       US$0.064      US$0.117       US$0.072      US$0.124       US$0.079
------------------------ -------------- -------------- ------------- -------------- ------------- --------------

                                                      Options    Option Price Per   Weighted Average
                                                                            Share     Exercise Price
                                                                              US$                US$
                                                                              ---                ---
Outstanding at January 1, 2007                              -                   -                  -
Granted                                               862,500          0.444-1.00               0.69
Forfeited                                           (187,500)                   -                  -
                                            ------------------ ------------------- ------------------
Outstanding at December 31, 2007                      675,000          0.444-1.00               0.69
Forfeited                                           (300,000)                   -                  -
                                            ------------------ ------------------- ------------------
Outstanding at June 30, 2008                          375,000          0.444-1.00               0.69
                                            ------------------ ------------------- ------------------
Options exercisable at June 30, 2008                  125,000          0.444-1.00               0.69
                                            ------------------ ------------------- ------------------

         The range of exercise price is US$0.444 to US$1.00 per option. The weighted average per option fair value of options granted during 2007 was US$0.0945 and the weighted average remaining contractual life of those options is 9 years. The forfeiture rate of 56.52% is based on personnel retention history for persons in this class of participants by AXIS Consultants Pty Ltd.

         The remaining value of the outstanding options including employee retention factor equates to A$15,713 (US$13,073) and is being amortised over the vesting periods.

         For the six months ended June 30, 2008, the amortization amounted to A$10,952 (US$9,112).

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

         An external consultant has calculated the fair value of the 300,000 options using the Binomial valuation method using the following inputs:

------------------------ ------------- ------------- -------------- ------------- ------------- -------------
Grant date               Sept 10, 2007 Sept 10, 2007 Sept 10, 2007  Sept 10, 2007 Sept 10, 2007 Sept 10, 2007
------------------------ ------------- ------------- -------------- ------------- ------------- -------------
Grant date share price      US$1.25       US$1.25       US$1.25        US$1.25       US$1.25       US$1.25
------------------------ ------------- ------------- -------------- ------------- ------------- -------------
Vesting date             Sept 10, 2008 Sept 10, 2008 Sept 10, 2009  Sept 10, 2009 Sept 10, 2010 Sept 10, 2010
------------------------ ------------- ------------- -------------- ------------- ------------- -------------
Expected life in years       5.50          5.50           6.00          6.00          6.50          6.50
------------------------ ------------- ------------- -------------- ------------- ------------- -------------
Risk-free rate              4.637%        4.637%         4.637%        4.637%        4.637%        4.637%
------------------------ ------------- ------------- -------------- ------------- ------------- -------------
Volatility                    60%           60%           60%            60%           60%           60%
------------------------ ------------- ------------- -------------- ------------- ------------- -------------
Exercise price             US$0.444       US$1.00       US$0.444       US$1.00      US$0.444       US$1.00
------------------------ ------------- ------------- -------------- ------------- ------------- -------------
Call option value          US$0.098      US$0.079       US$0.100      US$0.081      US$0.101      US$0.083
------------------------ ------------- ------------- -------------- ------------- ------------- -------------

                                                      Options    Option Price Per   Weighted Average
                                                                            Share     Exercise Price
                                                                              US$                US$
                                                                              ---                ---
Outstanding at January 1, 2007                              -                   -                  -
Granted                                               300,000          0.444-1.00               0.69
Forfeited                                                   -                   -                  -
                                            ------------------ ------------------- ------------------
Outstanding at December 31, 2007                      300,000          0.444-1.00               0.69
                                            ------------------ ------------------- ------------------
Outstanding at June 30, 2008                          300,000          0.444-1.00               0.69
                                            ------------------ ------------------- ------------------

         The range of exercise price is US$0.444 to US$1.00 per option. The weighted average per option fair value of options granted during 2007 was US$0.9033 and the weighted average remaining contractual life of those options is 9 1/4 years. No options are currently exercisable. The forfeiture rate of 50% in the third year is based on personnel retention history for persons in this class of participants by AXIS Consultants Pty Ltd.

         The remaining value of the outstanding options including employee retention factor equates to A$127,305 (US$105,294) and is being amortised over the vesting periods.

         For the six months ended June 30, 2008, the amortization amounted to A$89,864 (US$73,520).

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

         An external consultant has calculated the fair value of the 300,000 options using the Binomial valuation method using the following inputs:

------------------------ ------------- ------------- -------------- ------------- ------------- -------------
Grant date               Dec 19, 2007  Dec 19, 2007   Dec 19, 2007  Dec 19, 2007  Dec 19, 2007  Dec 19, 2007
------------------------ ------------- ------------- -------------- ------------- ------------- -------------
Grant date share price      US$0.95       US$0.95       US$0.95        US$0.95       US$0.95       US$0.95
------------------------ ------------- ------------- -------------- ------------- ------------- -------------
Vesting date             Dec 19, 2008  Dec 19, 2008   Dec 19, 2009  Dec 19, 2009  Dec 19, 2010  Dec 19, 2010
------------------------ ------------- ------------- -------------- ------------- ------------- -------------
Expected life in years       5.50          5.50           6.00          6.00          6.50          6.50
------------------------ ------------- ------------- -------------- ------------- ------------- -------------
Risk-free rate               4.92%         4.92%         4.92%          4.92%         4.92%         4.92%
------------------------ ------------- ------------- -------------- ------------- ------------- -------------
Volatility                    60%           60%           60%            60%           60%           60%
------------------------ ------------- ------------- -------------- ------------- ------------- -------------
Exercise price             US$0.444       US$1.00       US$0.444       US$1.00      US$0.444       US$1.00
------------------------ ------------- ------------- -------------- ------------- ------------- -------------
Call option value           US$0.70       US$0.54       US$0.71        US$0.56       US$0.72       US$0.58
------------------------ ------------- ------------- -------------- ------------- ------------- -------------

                                                      Options    Option Price Per   Weighted Average
                                                                            Share     Exercise Price
                                                                              US$                US$
                                                                              ---                ---
Outstanding at January 1, 2007                              -                   -                  -
Granted                                               300,000          0.444-1.00               0.69
Forfeited                                                   -                   -                  -
                                            ------------------ ------------------- ------------------
Outstanding at December 31, 2007                      300,000          0.444-1.00               0.69
                                            ------------------ ------------------- ------------------
Outstanding at June 30, 2008                          300,000          0.444-1.00               0.69
                                            ------------------ ------------------- ------------------

         The range of exercise price is US$0.444 to US$1.00 per option. The weighted average per option fair value of options granted during 2007 was US$0.6350 and the weighted average remaining contractual life of those options is 9 1/2 years. No options are currently exercisable. The forfeiture rate of 50% in the third year is based on personnel retention history for persons in this class of participants by AXIS Consultants Pty Ltd.

         The remaining value of the outstanding options including employee retention factor equates to A$119,218 (US$102,531) and is being amortised over the vesting periods.

         For the six months ended June 30, 2008, the amortization amounted to A$60,532 (US$52,037).

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

         An external consultant has calculated the fair value of the 4,787,500 options using the Binomial valuation method using the following inputs:

           ------------------------ ------------- ------------- -------------
           Grant date               Dec 28, 2007  Dec 28, 2007  Dec 28, 2007
           ------------------------ ------------- ------------- -------------
           Grant date share price      US$1.09       US$1.09       US$1.09
           ------------------------ ------------- ------------- -------------
           Vesting date             Dec 28, 2008  Dec 28, 2009  Dec 28, 2010
           ------------------------ ------------- ------------- -------------
           Expected life in years       5.50          6.00          6.50
           ------------------------ ------------- ------------- -------------
           Risk-free rate              4.488%        4.488%        4.488%
           ------------------------ ------------- ------------- -------------
           Volatility                    60%           60%           60%
           ------------------------ ------------- ------------- -------------
           Exercise price              US$1.00       US$1.00       US$1.00
           ------------------------ ------------- ------------- -------------
           Call option value           US$0.65       US$0.67       US$0.69
           ------------------------ ------------- ------------- -------------

                                                        Options    Option Price Per   Weighted Average
                                                                              Share     Exercise Price
                                                                                US$                US$
                                                                                ---                ---
         Outstanding at January 1, 2007                       -                   -                  -
         Granted                                      4,787,500                1.00               1.00
         Forfeited                                            -                   -                  -
                                              ------------------ ------------------- ------------------
         Outstanding at December 31, 2007             4,787,500                1.00               1.00
                                              ------------------ ------------------- ------------------
         Outstanding atJune 30, 2008                  4,787,500                1.00               1.00
                                              ------------------ ------------------- ------------------

         The range of exercise price is US$1.00 per option. The weighted average per option fair value of options granted during 2007 was US$0.67 and the weighted average remaining contractual life of those options is 9 1/2 years. No options are currently exercisable. The forfeiture rate of 42.85% in the third year is based on personnel retention history for persons in this class of participants by AXIS Consultants Pty Ltd.

         The remaining value of the outstanding options including employee retention factor equates to A$2,313,106 (US$2,024,199) and is being amortised over the vesting periods.

         For the six months ended June 30, 2008, the amortization amounted to A$1,054,415 (US$922,718).

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

         An external consultant has calculated the fair value of the 5,000,000 options using the Binomial valuation method using the following inputs:

             ------------------------ ------------- ------------- -------------
             Grant date                Feb 7, 2008   Feb 7, 2008   Feb 7, 2008
             ------------------------ ------------- ------------- -------------
             Grant date share price      US$0.99       US$0.99       US$0.99
             ------------------------ ------------- ------------- -------------
             Vesting date              Feb 7, 2009   Feb 7, 2010   Feb 7, 2011
             ------------------------ ------------- ------------- -------------
             Expected life in years       5.50          6.00          6.50
             ------------------------ ------------- ------------- -------------
             Risk-free rate              4.387%        4.387%        4.387%
             ------------------------ ------------- ------------- -------------
             Volatility                    60%           60%           60%
             ------------------------ ------------- ------------- -------------
             Exercise price              US$2.00       US$2.00       US$2.00
             ------------------------ ------------- ------------- -------------
             Call option value           US$0.40       US$0.43       US$0.46
             ------------------------ ------------- ------------- -------------

                                                      Options    Option Price Per   Weighted Average
                                                                            Share     Exercise Price
                                                                              US$                US$
                                                                              ---                ---
Outstanding at January 1, 2008                              -                   -                  -
Granted                                             5,000,000                2.00               2.00
Forfeited                                                   -                   -                  -
                                            ------------------ ------------------- ------------------
Outstanding at June 30, 2008                        5,000,000                2.00               2.00
                                            ------------------ ------------------- ------------------

         The range of exercise price is US$2.00 per option. The weighted average per option fair value of options granted during 2007 was US$2.00 and the weighted average remaining contractual life of those options is 9 3/4 years. No options are currently exercisable. The options were issued to the Company's CEO and therefore the Company applied a zero forfeiture rate.

         The remaining value of the outstanding options including employee retention factor equates to A$1,836,214 (US$1,645,799) and is being amortised over the vesting periods.

         For the six months ended June 30, 2008, the amortization amounted to A$562,537 (US$504,202).

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

         An external consultant has calculated the fair value of the 400,000 options using the Binomial valuation method using the following inputs:

             ------------------------ ------------- ------------- -------------
             Grant date               Feb 19, 2008  Feb 19, 2008  Feb 19, 2008
             ------------------------ ------------- ------------- -------------
             Grant date share price      US$1.04       US$1.04       US$1.04
             ------------------------ ------------- ------------- -------------
             Vesting date             Feb 19, 2009  Feb 19, 2010  Feb 19, 2011
             ------------------------ ------------- ------------- -------------
             Expected life in years       5.50          6.00          6.50
             ------------------------ ------------- ------------- -------------
             Risk-free rate              4.422%        4.422%        4.422%
             ------------------------ ------------- ------------- -------------
             Volatility                    60%           60%           60%
             ------------------------ ------------- ------------- -------------
             Exercise price              US$1.00       US$1.00       US$1.00
             ------------------------ ------------- ------------- -------------
             Call option value           US$0.61       US$0.63       US$0.65
             ------------------------ ------------- ------------- -------------

                                                      Options    Option Price Per   Weighted Average
                                                                            Share     Exercise Price
                                                                              US$                US$
                                                                              ---                ---
Outstanding at January 1, 2008                              -                   -                  -
Granted                                               400,000                1.00               1.00
Forfeited                                                   -                   -                  -
                                            ------------------ ------------------- ------------------
Outstanding at June 30, 2008                          400,000                1.00               1.00
                                            ------------------ ------------------- ------------------

         The range of exercise price is US$1.00 per option. The weighted average per option fair value of options granted during 2008 was US$1.00 and the weighted average remaining contractual life of those options is 9 3/4 years. No options are currently exercisable. The options were issued to one individual and in that case, the Company applied a zero forfeiture rate.

         The remaining value of the outstanding options equates to A$216,235 (US$196,644) and is being amortised over the vesting periods.

         For the six months ended June 30, 2008, the amortization amounted to A$60,870 (US$55,355).

(viii) Effective May 29, 2008, the Company issued 362,500 options over shares of common stock to employees under the 2006 Equity Incentive Plan that has been adopted by the Directors of the Company. The options will vest: 1/3 after 12 months, 1/3 after 24 months and the balance of 1/3 after 36 months. The exercise price of the options is US$1.00. The latest exercise date for the options is May 29, 2018.

         The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.

         An external consultant has calculated the fair value of the 362,500 options using the Binomial valuation method using the following inputs:

             ------------------------ ------------- ------------- -------------
             Grant date               May 29, 2008  May 29, 2008  May 29, 2008
             ------------------------ ------------- ------------- -------------
             Grant date share price      US$3.31       US$3.31       US$3.31
             ------------------------ ------------- ------------- -------------
             Vesting date             May 29, 2009  May 29, 2010  May 29, 2011
             ------------------------ ------------- ------------- -------------
             Expected life in years       5.50          6.00          6.50
             ------------------------ ------------- ------------- -------------
             Risk-free rate              4.077%        4.077%        4.077%
             ------------------------ ------------- ------------- -------------
             Volatility                    60%           60%           60%
             ------------------------ ------------- ------------- -------------
             Exercise price              US$1.00       US$1.00       US$1.00
             ------------------------ ------------- ------------- -------------
             Call option value           US$2.67       US$2.70       US$2.72
             ------------------------ ------------- ------------- -------------

                                                      Options    Option Price Per   Weighted Average
                                                                            Share     Exercise Price
                                                                              US$                US$
                                                                              ---                ---
Outstanding at January 1, 2008                              -                   -                  -
Granted                                               362,500                1.00               1.00
Forfeited                                                   -                   -                  -
                                            ------------------ ------------------- ------------------
Outstanding at June 30, 2008                          362,500                1.00               1.00
                                            ------------------ ------------------- ------------------

         The range of exercise price is US$1.00 per option. The share price at grant date was and the fair value adopted was the closing market price as quoted on the OTCBB (US) as at valuation date of US$3.31 after considering the share price between January and March 2008 of US$0.95 to US$4.46. The weighted average remaining contractual life of those options is 10 years. No options are currently exercisable. The options were issued to two individuals and in that case, the Company applied a zero forfeiture rate.

         The remaining value of the outstanding options equates to A$964,008 (US$925,351) and is being amortised over the vesting periods.

         For the six months ended June 30, 2008, the amortization amounted to A$54,371 (US$52,190).

         As at June 30, 2008, 4,000,897 options over shares were available for future grants under the Stock Option Plan.

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

         During the six months ended June 30, 2007, AXIS charged the Company A$399,883 for management and administration services, and A$380,562 for exploration services and charged interest of A$14,683 on the outstanding balance and the Company repaid A$1,048,643. AXIS charged interest at a rate of 10.10% for the six months ended June 30, 2007. The amount owed to AXIS at June 30, 2007 was A$66,588.

         During the six months ended June 30, 2008, AXIS charged the Company A$2,396,508 for management and administration services, and A$696,744 for exploration services. The Company paid A$4,247,950 including an advance for July 2008 charges and ongoing operations. The Company charged AXIS interest of A$27,766 at a rate between 10.80% and 11.60% for the six months ending June 30, 2008. The amount owed by AXIS at June 30, 2008 was A$1,175,522

         Effective as of March 3, 2006, Legend entered into a Contract for the Sale of Mining Tenements ("Contract") with Astro Diamond Mines N.L. ("Astro") an Australian company pursuant to which the Company acquired certain diamond mining tenements in Northern Australia from Astro. The consideration payable by Legend to Astro was A$1.5 million and Legend was also required to pay to Astro any costs incurred on the tenements after February 1, 2006. Astro provided commercial warranties which are usual for a transaction of this nature in favour of Legend. Under Australian law, Astro was required to provide an independent experts report to shareholders for this transaction. In order to prepare the independent experts report, a mineral valuation was prepared on behalf of Astro which indicated that the preferred value for the tenements that are the subject of the transaction was A$1.5 million. This formed the basis of the consideration agreed by the parties. The President and Chief Executive Officer of the Company, Mr. J. I. Gutnick, was Chairman and Managing Director of Astro and Dr DS Tyrwhitt, an independent Director of the Company is also a Director of Astro. The tenements are located in the Northern Territory of Australia and are prospective for all minerals. Astro incurred costs on the mining tenements from February 1, 2006 which at settlement Legend was required to pay. However, Astro had not quantified the amount at the date of settlement and it was only finally quantified in November 2006. The consideration and all related acquisition costs, costs incurred by Astro since February 1, 2006 and exploration expenditure incurred by the Company is shown in the Statement of Operations as Exploration Expenditure.

6.       COMMITMENTS

         During December 2006, the Company entered into an operating lease agreement for a motor vehicle which expires in 2008. The lease agreement has a monthly repayment amount of A$1,123. The future minimum lease repayments under a non-cancellable lease at June 30, 2008, were A$5,480.

         During July 2007, the Company entered into a sublease agreement for the rental of office premises which expires in 2008. The total rental payment for 2008 is A$98,617, outstanding as at June 30, 2008 A$53,267.

         During September 2007, the Company entered into a commercial hire purchase agreement for proposed on-site accommodation units and the final repayment of A$174,280 was paid in June 2008.

         During April 2008, the Company entered into a finance lease agreement for a motor vehicle which expires in 2012. The lease agreement has a monthly repayment amount of A$1,050. The future minimum loan repayments under a non-cancellable lease at June 30, 2008 were A$51,734

         During June 2008, the Company entered into an operating lease agreement for a motor vehicle which expires in 2011. The lease agreement has a monthly repayment amount of A$5,318. The future minimum loan repayments under a non-cancellable lease at June 30, 2008 were A$196,657.

         During July 2008, the Company entered into an agreement for an aircraft maintenance and safety upgrade program for the Lear Jet 35 (See footnote 8 for purchase details) with an estimated completion date of August 31, 2008 and cost of A$250,000.

         The Company has filed with the Securities and Exchange Commission ("SEC") a registration statement covering the resale of the shares of Common Stock within forty-five (45) calendar days after the closing date of the BMO Offering, which was subsequently extended to August 1, 2008 (the "Filing Deadline"). The Company has agreed to use its best efforts to cause such registration statement to become effective as soon as possible thereafter, and within the earlier of: (i) one hundred twenty (120) calendar days after the closing date or (ii) five (5) calendar days of the SEC clearance to request acceleration of effectiveness (the "Effectiveness Deadline"). The Company agreed that in the event that the registration statement is not filed with the SEC on or before the Filing Deadline, or such registration statement is not declared effective by the SEC on or before the Effectiveness Deadline or if the effectiveness thereafter lapses (except for certain permitted grace periods)or if the Company fails to file certain SEC reports on a timely basis, the Company shall on the first day of each month thereafter until the date that the Company is in compliance with the foregoing requirements issue to the purchasers as liquidated damages and not as a penalty for such failure (the "Liquidated Damages"): shares of common stock equal to 1.2% of the shares purchased in the BMO Offering that have not been sold or cannot be sold without restriction under Rule 144. Management is in discussion with the placement holders and at this time does not believe there is exposure to any penalty liability.

         In connection with the BMO Offering, the Company agreed not to issue any additional shares of Common Stock (other than pursuant to existing rights) for a period of 120 days following the closing without the consent of BMO, which shall not be unreasonably withheld. The Company also agreed to appoint two additional directors and a chief operating officer with the approval of BMO and to use its reasonable best efforts to list its shares of Common Stock on the American Stock Exchange within six months following the closing date.

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

                                                                          2008
                                                                            A$
Not later than one year                                              1,435,000
Later than one year but not later than five years                    1,080,000
Later than five years but not later than twenty one years                    -
                                                                 --------------

                                                                     2,515,000
                                                                 ==============

7.       ACQUISITIONS/INVESTMENTS

         On February 27, 2008, the Company entered into a Share Sale Agreement whereby the Company agreed to purchase all of the issued and outstanding shares of Teutonic Minerals Pty Ltd. As a result, Teutonic became a subsidiary of the Company from that date. Teutonic holds an application for a mineral licence over phosphate in the Georgina Basin in the State of Queensland, Australia. The consideration payable to the vendors was A$300,000, and the Company granted a 1% gross revenue royalty from production from the mineral licence and incurred legal costs of A$26,526.

         The mineral licence application held by Teutonic was withdrawn on March 17, 2008 and replaced by a mineral application lodged by the Company. Teutonic had no other assets or liabilities.

         As at June 30, 2008 the net assets and liabilities acquired by the Company have no value. The consideration and legal costs of A$326,526 paid by the Company are included as exploration expenditure.

8.       SUBSEQUENT EVENTS

         Effective July 14, 2008, the Company entered into a Shares Option Agreement with the Indian Farmers Fertilizer Cooperative Limited ("IFFCO").

         Under the Share Options Agreement, IFFCO received options to purchase 30 million shares of Common Stock of the Company on the following terms:

          a. 5,000,000 options, at an exercise price of $2.50 per share and expiring 60 days from July 11, 2008;
          b. 8,000,000 options, at an exercise price of $3.00 per share and expiring 12 months from July 11, 2008;

          c. 8,000,000 options, at an exercise price of $3.50 per share and expiring 18 months from July 11, 2008;
          d. 9,000,000 options, at an exercise price of $4.00 per share and expiring 24 months from July 11, 2008.

         The total proceeds amount to $100.5 million, and when exercised will be utilized to fund expenditure related to the Company's phosphate project.

         The Share Options Agreement also gives IFFCO a preemptive right to acquire its pro rata share of future issuances of Common Stock by the Company, with certain exceptions.

         Pursuant to the Share Options Agreement, the parties agreed to enter into a long-term rock off-take agreement ("ROTA"), which shall be separately negotiated but which shall be based on the following principles:

          o IFFCO shall off take on a long term and the Company shall deliver to IFFCO to offtake directly or through its Affiliates 4 million tonnes of concentrated rock phosphate produced by the Company every year.

          o The ROTA shall be based on, among others, the following principles.

               - The concentrated rock phosphate should conform to specifications reasonably acceptable to IFFCO, such specifications shall be agreed to between the Company and IFFCO in the ROTA.

               - The supplies are FOB at one or more agreed ports in Australia.

               - The Price of the concentrate rock phosphate shall be at a discount of at least 5% to the Benchmark Price of rock.

               -    At the Company's option however,

                    - The ROTA can have provisions for compensation to the Company in case IFFCO does not lift the contracted quantities and to IFFCO if the Company is unable to supply the contracted quantities.

                    - In case the Benchmark Price falls below a value that reduces the return on investment of the project below an agreed amount, IFFCO can convert the entire discount into a subordinated loan at a nominal interest to be repaid in years when the market price is good. The details of this mechanism shall be agreed in the ROTA.

                    - The minimum quantity supplied below which compensation claims can arise shall be 90% of the guaranteed quantities. Quantities below such minimum but not below 70% of the contracted quantity, shall be rolled over to the following two years without any compensation, provided the Company does not sell the deficient quantity in the spot market.

                         In case the Benchmark Price becomes such as it materially adversely affects the financial viability of either Party, the Parties will work together to mitigate the situation.

                         in which case the discount shall equal 10%.

               - IFFCO shall provide no other support to the Company under the ROTA if the discount is 5%.

               - The benchmark Price (the "Benchmark Price") shall be derived based on the price of equivalent quality of rock imported into India by IFFCO and other large importers. For this purpose only those buyers who import more than 350,000 tonnes per year will be considered. The Parties shall mutually decide transparent indicies and adjustment formulas for different rock specifications for this purpose.

               - In case the agreed indicies are not available, the Benchmark Price shall be derived based on the international market price of phosphoric acid delivered in India less cost of sulphur, fixed costs and other variable costs of phosphoric acid production, cost of transportation of rock from Australia to India and reasonable return on the production of phosphoric acid, divided by the specific consumption of rock of the specifications agreed in the ROTA. The details of this pricing structure shall be agreed in the ROTA.

          o IFFCO shall be the marketing agent of the Company and act on the instructions of the Company in relation to the 20% of annual production that the Company may sell yearly on the spot market after the Company has fulfilled its annual obligations under its long-term supply agreement with IFFCO. IFFCO shall conduct these transactions on behalf of the Company in the spot market on an arm's length basis.

          o For so long as IFFCO is a shareholder in the Company, either Party shall have a right of first refusal to participate with the other Party in the production, sale, marketing, distribution or in any other manner making available any fertilizer or related product in Australia (e.g., urea plant or triple super phosphate) on terms that shall be agreed to between the Company and IFFCO.

          o IFFCO shall facilitate the Company in procuring financing for the development and construction of the Company's phosphate mines and related infrastructure (the "Project"), including introducing the Company to sources of project financing.

          o IFFCO shall also assist the Company by providing technical and personnel assistance on an arm's length basis.

          o The Parties agreed to use their reasonable best efforts to enter into a ROTA within 9 months following the closing. Unless mutually agreed, neither Party shall be obliged to enter into a ROTA if the Parties have not been able to execute a ROTA within 24 months of the closing and the Party seeking not to enter into the ROTA is not in breach of this Agreement. IFFCO shall also not be obliged to off take rock if the deliveries of the contracted quantities for the first year of operations, agreed in the ROTA, do not commence within 5 years of the Closing Date.

         In connection with the execution of the Shares Option Agreement, IFFCO entered into a Shareholders Agreement with Joseph Gutnick, the Company's Chairman of the Board, President and Chief Executive Officer pursuant to which IFFCO purchased 15 million shares of Common Stock from an affiliate of Mr. Gutnick at $1.87 per share. The parties agreed to vote in favor of the election of their respective Board nominees, including four nominees selected by Mr. Gutnick and two by IFFCO, subject to adjustment based upon their proportionate share ownership. The parties granted each other certain rights of first refusal and tag-along rights with respect to future sale of shares by each other and their respective affiliates. In addition, the parties agreed to vote by mutual agreement with respect to certain material actions requiring stockholder approval.

         In connection with the execution of the Shares Option Agreement and the Shareholders' Agreement, the Company agreed to increase the size of its Board of Directors from two members to six within 30 days following the closing and to appoint two nominees of IFFCO to the Company's Board of Directors, including the Managing Director of IFFCO, Dr. Awasthi and two additional nominees to be selected by Mr. Gutnick. Mr. Gutnick's nominees are subject to the approval of BMO Nesbitt Burns in accordance with that certain Agency Agreement dated as of June 3, 2008. The Company also agreed to amend its Bylaws to require that certain material actions by the Company shall require the unanimous approval of the Board of Directors.

         On July 11, 2008, the Company issued to Dr DS Tyrwhitt, 1,000,000 options under the 2006 Incentive Stock Option Plan. The options have a strike price of US$3.48 and a latest exercise price of July 11, 2018. The options vest 1/3rd in 12 months from the date of issue, 1/3rd in 24 months from the date of issue and 1/3rd in 36 months from the date of issue. The Company is currently having an external consultant value the options.

         On July 11, 2008, the Company issued 318,960 shares following the exercise of 318,960 options.

         On August 4, 2008, the Company issued to eligible participants 750,000 options under the 2006 Incentive Stock Option Plan. The options have a strike price of US$2.56 and a latest exercise price of August 4, 2018. The options vest 1/3rd in 12 months from the date of issue, 1/3rd in 24 months from the date of issue and 1/3rd in 36 months from the date of issue. The Company is currently having an external consultant value the options.

         In August, 2008, it is anticipated the Company will settle the purchase of a Lear Jet 35 for A$1,100,000 from AXIS Consultants Pty Ltd. The jet has been chartered for approximately 12 months for use in its field activities.

         On August 6, 2008, the Company was notified by IFFCO that it was exercising the first tranche of options, being 5,000,000 options in Legend at a strike price of US$2.50 pursuant to the Share Options Agreement entered into on July 16, 2008. The options exercise will provide an additional US$12.5 million of gross funding for the Company (US$12.3 million net of transactional costs, funds received August 8, 2008) and will increase IFFCO's stake in Legend from 6.78% to 8.84%. IFFCO still retains a further 25,000,000 options in Legend at strike prices from US$3.00 to US$4.00.

         Effective as of August 7, 2008, the Company filed a Registration Statement on Form S-1/A with the Securities and Exchange Commission to register the 42,000,000 shares of common stock and 840,000 shares issuable upon exercise of options that were issued in the BMO private placement offering in June 2008. The Form S-1 was filed pursuant to a registration rights agreement.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

         The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar during the periods indicated:

         6 months ended June 30, 2007              A$1.00 = US$.8488
         6 months ended June 30, 2008              A$1.00 = US$.9615

RESULTS OF OPERATION

Three Months Ended June 30, 2008 vs. Three Months Ended June 30, 2007.

         The Company's financial statements are prepared in Australian dollars (A$). A number of the costs, expenses and assets of the Company are incurred/held in US$ and the conversion of these costs to A$ means that the comparison of the three months ended June 30, 2008 to the three months ended June 30, 2007 does not always present a true comparison.

         Other income increased from A$3,457 for the three months ended June 30, 2007 to A$224,963 for the three months ended June 30, 2008 which represents interest on funds in the bank of $208,240 as a result of the increase of funds in the bank following the private placement, and A$16,723 from affiliate companies.

         Costs and expenses increased from A$1,451,111 in the three months ended June 30, 2007 to A$4,949,706 in the three months ended June 30, 2008. The increase in expenses is a net result of:

a) an increase in exploration expenditure written off from A$946,201 for the three months ended June 30, 2007 to A$1,287,044 in the three months ended June 30, 2008. The exploration costs include geological/geophysical/mineral analysis contractors, salaries for contract field staff, travel costs, accommodation, tenement holding costs and drilling recommenced in April 2008 following the end of the wet season in Northern Australia together with work on the preliminary scoping and prefeasibility work on the Queensland tenements. As a result of the increase in the Company's exploration activities, additional staff costs were incurred via the service arrangements with AXIS as AXIS provided additional staff to undertake the Company's activities.

b) an increase in legal, accounting and professional expense from A$33,636 for the three months ended June 30, 2007 to A$162,649 for the three months ended June 30, 2008 as a result of the increase in legal fees for general legal work including stock transfer matters, regulatory filings, private placement matters, registration statement matters, stock transfer agent fees, and audit fees for professional services in relation to the Form 10-Q and the registration statement. All fees have increased in the three months to June 30, 2008 as a result of increased activity by the Company as a consequence of the exploration program and capital raising activities.

c) an increase in administrative costs from A$393,575 in the three months ended June 30, 2007 to A$2,405,452 in the three months ended June 30, 2008 as a result of an increase in direct costs, including salaries and related costs, indirect costs and service fees, charged to the Company by AXIS which increased from $498,519 to $1,603,912, as a result in the level of activity of the Company; the cost of travel and accommodation in the marketing of the Company of A$298,477, and investor relations, tenement and other consultants of A$450,852. The increases are as a result of the increase in activity by the Company as a consequence of the acquisition of mining tenements, preparation of regulatory filings and capital raising activities.

d) an increase in interest expense from A$6,777 for the three months ended June 30, 2007 to A$8,836 for the three months ended June 30, 2008 due to the increase financing costs relating to the vehicle finance lease. For the three months ended June 30, 2008, interest was incurred on motor vehicle finance lease and camp lease.

e) an increase in stock based compensation from A$71,762 in the three months ended June 30, 2007 to A$1,085,725 in the three months ended June 30, 2008 as a result of the issue of options under the 2006 Incentive Option Plan. See footnote 4 for further details on the options issued.

         As a result of the foregoing, the loss from operations increased from A$1,447,654 for the three months ended June 30, 2007 to A$4,724,743 for the three months ended June 30, 2008. An increase in foreign currency exchange loss for the three months ended June 30, 2007 from $125,964 to A$1,256,118 in the three months ended June 30, 2008 was recorded as a result of the movement in the Australian dollar versus the US dollar. The net loss was A$1,573,618 for the three months ended June 30, 2007 compared to a net loss of A$5,980,861for the three months ended June 30, 2008.

Six Months Ended June 30, 2008 vs. Six Months Ended June 30, 2007.

         The Company's financial statements are prepared in Australian dollars (A$). A number of the costs, expenses and assets of the Company are incurred/held in US$ and the conversion of these costs to A$ means that the comparison of the six months ended June 30, 2008 to the six months ended June 30, 2007 does not always present a true comparison.

         Other income increased from A$4,403 for the six months ended June 30, 2007 to A$349,972 for the six months ended June 30, 2008 which represents interest on funds in the bank following the private placement of $322,206 and A$27,766 from affiliate companies.

         Costs and expenses increased from A$2,657,369 in the six months ended June 30, 2007 to A$8,637,492 in the six months ended June 30, 2008. The increase in expenses is a net result of:

a) an increase in exploration expenditure written off from A$1,695,409 for the six months ended June 30, 2007 to A$2,438,740 in the six months ended June 30, 2008. The exploration costs include geological/geophysical/mineral analysis contractors, salaries for contract field staff, travel costs, accommodation and tenement acquisition costs of A$326,527 (refer Note 7), tenement holding costs and drilling recommenced in April 2008 following the end of the wet season in Northern Australia together with work on the preliminary scoping and prefeasibility work on the Queensland tenements. As a result of the increase in the Company's exploration activities, additional staff costs were incurred via the service arrangements with AXIS as AXIS provided additional staff to undertake the Company's activities.

b) an increase in legal, accounting and professional expense from A$59,299 for the six months ended June 30, 2007 to A$306,324 for the six months ended June 30, 2008 as a result of the increase in legal fees for general legal work including stock transfer matters, regulatory filings, private placement matters, registration statement matters, stock transfer agent fees, and audit fees for professional services in relation to the Form 10-Q, 10-K and the registration statement. All fees have increased in the six months to June 30, 2008 as a result of increased activity by the Company as a consequence of the exploration program and capital raising activities.

c) an increase in administrative costs from A$698,708 in the six months ended June 30, 2007 to A$3,914,913 in the six months ended June 30, 2008 as a result of an increase in direct costs, including salaries and related costs, indirect costs and service fees, charged to the Company by AXIS which increased from $399,883 to $2,202,412, as a result in the level of activity of the Company; the cost of the shares issued under a registration rights agreement of A$660,494; the cost of travel and accommodation in the marketing of the Company of A$420,379, investor relations, tenement and other consultants of A$537,890 and New York office costs of A$155,495. The increases are as a result of the increase in activity by the Company as a consequence of the acquisition of mining tenements, preparation of regulatory filings and capital raising activities.

d) a decrease in interest expense from A$33,006 for the six months ended June 30, 2007 to A$18,705 for the six months ended June 30, 2008 due to the increase in vehicle finance lease costs which were offset by a decrease in interest as some historical interest bearing debt had been repaid. For the six months ended June 30, 2008, interest was incurred on motor vehicle finance lease and camp lease.

e) an increase in stock based compensation from A$170,947 in the six months ended June 30, 2007 to A$1,958,810 in the six months ended June 30, 2008 as a result of the issue of options under the 2006 Incentive Option Plan. See footnote 4 for further details on the options issued.

         As a result of the foregoing, the loss from operations increased from A$2,652,966 for the six months ended June 30, 2007 to A$8,287,520 for the six months ended June 30, 2008. An increase in foreign currency exchange loss for the six months ended June 30, 2007 from $156,535 to A$1,884,175 in the six months ended June 30, 2008 was recorded as a result of the movement in the Australian dollar versus the US dollar. The net loss was A$2,809,501 for the six months ended June 30, 2007 compared to a net loss of A$10,171,695 for the six months ended June 30, 2008.

Liquidity and Capital Resources

         For the six months ending June 30, 2008, net cash used in operating activities was A$5,883,141 (2007: A$2,173,230) primarily consisting of the net loss of A$10,171,695 (2007: A$2,809,501), decrease in accounts receivable of A$238,590 (2007: A$(20,954))and offset by an increase in prepayments and deposits of A$1,158,358 (2007: A$(182,287)) accounts payable and accrued expenses of A$17,191 (2007:(A$185,094)); net cash used in investing activities was A$675,211 (2007:A$95,526), being for the purchase of motor vehicles, geotechnical software and equipment for A$348,685 and the purchase of an investment for A$326,526; and net cash provided by financing activities was A$104,120,389 (2007: A$5,313,853) being net proceeds from share issue.

         As at June 30, 2008 the Company had A$112,766,052 in cash, A$268,674 in receivables, A$313,698 in prepayments and short-term obligations of A$962,314 comprising accounts payable and accrued expenses.

         We plan to continue our exploration program throughout 2008 and anticipate spending A$5,000,000 on exploration and feasibility studies and A$5,000,000 for property and equipment purchases relating to the projects. Based upon the results of the feasibility study, the Company expects to spend A$5,000,000 at the commencement of the development stage. In addition, we expect that we will need to spend $4,000,000 on legal, professional, accounting and administration expenses.

         In June 2008, the Company completed a private placement offering (the "BMO Offering") of 42,000,000 share of common stock to institutional investors at a purchase price of US$2.50 per share. BMO Nesbitt Burns Inc., Wellington West Capital Markets Inc. and BBY Limited acted as agents for the offering and received a commission of 5% of the offering proceeds and two year warrants to purchase 840,000 shares of common stock at an exercise price of US$2.50 per share.

         The Company has filed with the Securities and Exchange Commission ("SEC") a registration statement covering the resale of the shares of Common Stock within forty-five (45) calendar days after the closing date of the BMO Offering, which was subsequently extended to August 1, 2008 (the "Filing Deadline"). The Company has agreed to use its best efforts to cause such registration statement to become effective as soon as possible thereafter, and within the earlier of: (i) one hundred twenty (120) calendar days after the closing date or (ii) five (5) calendar days of the SEC clearance to request acceleration of effectiveness (the "Effectiveness Deadline"). The Company agreed that in the event that the registration statement is not filed with the SEC on or before the Filing Deadline, or such registration statement is not declared effective by the SEC on or before the Effectiveness Deadline or if the effectiveness thereafter lapses (except for certain permitted grace periods)or if the Company fails to file certain SEC reports on a timely basis, the Company shall on the first day of each month thereafter until the date that the Company is in compliance with the foregoing requirements issue to the purchasers as liquidated damages and not as a penalty for such failure (the "Liquidated Damages"): shares of common stock equal to 1.2% of the shares purchased in the BMO Offering that have not been sold or cannot be sold without restriction under Rule 144. Management is in discussion with the placement holders and at this time does not believe there is exposure to any penalty liability.

         In connection with the BMO Offering, the Company agreed not to issue any additional shares of Common Stock (other than pursuant to existing rights) for a period of 120 days following the closing without the consent of BMO, which shall not be unreasonably withheld. The Company also agreed to appoint two additional directors and a chief operating officer with the approval of BMO and to use its reasonable best efforts to list its shares of Common Stock on the American Stock Exchange within six months following the closing date.

         In connection with the BMO Offering, Joseph Gutnick, Renika Pty Ltd. and Chabad House of Caulfield Pty Ltd. (the "Gutnick Group") generally have agreed not to acquire, transfer or dispose of any shares of Common Stock or other securities of the Company or enter into any agreements or make any announcements with respect thereto for a period of one year following the Closing, except that the Gutnick Group is not prohibited from (i) selling shares to an industry participant such as a mining company or fertilizer manufacturer or user in an off-market transaction; (ii) selling up to 2,000,000 shares commencing 180 days after the closing date; provided that BMO shall have the right to act as the broker for any sales that are made on market; and (iii) selling shares in response to a takeover offer for all of the outstanding shares of the Company.

         Effective as of August 7, 2008, the Company filed a Registration Statement on Form S-1/A with the Securities and Exchange Commission to register the 42,000,000 shares of common stock and 840,000 shares issuable upon exercise of options that were issued in the BMO private placement offering in June 2008.

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

Cautionary Safe Harbor Statement under the United States Private Securities Litigation Reform Act of 1995.

         Certain information contained in this Form 10-Q's forward looking information within the meaning of the Private Securities Litigation Act of 1995 (the "Act") which became law in December 1995. In order to obtain the benefits of the "safe harbor" provisions of the act for any such forwarding looking statements, the Company wishes to caution investors and prospective investors about significant factors which among others have affected the Company's actual results and are in the future likely to affect the Company's actual results and cause them to differ materially from those expressed in any such forward looking statements. This Form 10-Q report contains forward looking statements relating to future financial results. Actual results may differ as a result of factors over which the Company has no control including, without limitation:

     o The risk factors set forth in Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007,
     o The possibility that the phosphates we find are not commercially economical to mine,
     o The possibility that we do not find other minerals or that the other minerals we find are not commercially economical to mine,
     o The risks and hazards inherent in the mining business (including environmental hazards, industrial accidents, weather or geologically related conditions),
     o    Changes in the market price of phosphate, base metals and diamonds,
     o The uncertainties inherent in our production, exploratory and developmental activities, including risks relating to permitting and regulatory delays,
     o    The uncertainties inherent in the estimation of ore reserves,
     o    The effects of environmental and other governmental regulations, and
     o Uncertainty as to whether financing will be available to enable further exploration and mining operations.

         Investors are cautioned not to put undue reliance on forward-looking statements. We disclaim any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

         Additional information which could affect the Company's financial results is included in the Company's Form 10-K on file with the Securities and Exchange Commission.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

         At June 30, 2008, the Company had no outstanding loan facilities. At June 30, 2008, assuming no change in the cash at bank, a 10% change in the A$ versus US$ exchange rate would have a A$1.127 million effect on the Company's cash position.

Item 4.       Controls and Procedures.

(a)      Evaluation of disclosure controls and procedures.

         Our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended) as of the end of the period covered by this report. Based on that evaluation, such principal executive officer and principal financial officer concluded that, the Company's disclosure control and procedures were effective as of the end of the period covered by this report.

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

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

         There are no pending legal proceedings to which the Company is a party, or to which any of its property is the subject, which the Company considers material.

Item 1A  Risk Factors

         An investment in the Company involves a high degree of risk.

         In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Other unknown or unpredictable factors could also have material adverse effects on future results.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

         Not Applicable

Item 3.       Defaults Upon Senior Securities.

         Not Applicable

Item 4.       Submission of Matters to a Vote of Security Holders.

         Not Applicable

Item 5.       Other Information.

         Not Applicable

Item 6.       Exhibits.

Exhibit No.         Description
-----------         -----------

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


                                      LEGEND INTERNATIONAL HOLDINGS, INC.

                                      (Registrant)


                                      By: /s/ Peter J Lee
                                          ---------------------------------
                                      Peter J Lee
                                      Chief Financial Officer and Secretary


Dated: August 8, 2008

                                  EXHIBIT INDEX


Exhibit No.         Description
-----------         -----------

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