Form 10-Q
period 2008-09-30
LEGEND INTERNATIONAL HOLDINGS INC
filed 2008-11-14
CIK 1132143

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark one)

 x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ----ACT OF 1934

    For the Quarterly Period Ended September 30, 2008

                                       or
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ----ACT OF 1934



    For the transition period from ________________ to ________________

                        Commission File Number: 000-32551
                                 --------------
                       LEGEND INTERNATIONAL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)
                                 --------------

              Delaware                                    233067904
    (State or Other Jurisdiction                      (I.R.S. Employer
         of Incorporation)                             Identification
                                                            No.)

     Level 8, 580 St Kilda Road
   Melbourne, Victoria, Australia                           3004
  (Address of Principal Executive                        (Zip Code)
              Offices)

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

(Check one):
Large accelerated filer  |_|     Accelerated filer  |_|
Non-accelerated filer  |X|   Smaller reporting company  |_|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).
|_|  Yes  |X|  No

     There were 226,315 392 shares of common stock outstanding on November 5, 2008.

================================================================================

Table Of Contents

                                                                      PAGE NO
                                                                  --------------

PART I.        FINANCIAL INFORMATION

Item 1         Financial Statements                                      2
Item 2         Management's Discussion and Analysis of
               Financial Condition and Results of Operations            26
Item 3         Quantitative and Qualitative Disclosure about
               Market Risk                                              31
Item 4         Controls and Procedures                                  31

PART II        OTHER INFORMATION

Item 1         Legal Proceedings                                        32
Item 1A        Risk Factors                                             32
Item 2         Unregistered Sales of Equity Securities and Use of
               Proceeds                                                 32
Item 3         Defaults Upon Senior Securities                          32
Item 4         Submission of Matters to a Vote of Security Holders      32
Item 5         Other Information                                        32
Item 6         Exhibits                                                 32


SIGNATURES                                                              33

EXHIBIT INDEX                                                           34

Exh. 31.1           Certification                                       35
Exh. 31.2           Certification                                       37
Exh. 32.1           Certification                                       39
Exh. 32.2           Certification                                       40

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the financial position of the Company and subsidiaries as of September 30, 2008, the results of its operations for the three and nine month periods ended September 30, 2008 and September 30, 2007, and the changes in its cash flows for the three and nine month periods ended September 30, 2008 and September 30, 2007, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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


UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                         (An Exploration Stage Company)
                                  Balance Sheet


                                                                                          September 30,           December 31,
                                                                                              2008                    2007
ASSETS                                                                                         A$                      A$
                                                                                        ------------------     -------------------
                                                                                           (unaudited)

Current Assets:
Cash                                                                                          124,036,322              17,088,190
Receivables                                                                                     1,061,938                 507,264
Prepayments                                                                                       510,959                 110,840
                                                                                        ------------------     -------------------

Total Current Assets                                                                          125,609,219              17,706,294
                                                                                        ------------------     -------------------

Non-Current Assets:
Property and Equipment, net (Note 3)                                                            1,857,363                 158,177
Deposits                                                                                        2,108,706                 130,000
Non-Current Receivable                                                                            658,000                       -
                                                                                        ------------------     -------------------

Total Non-Current Assets                                                                        4,624,069                 288,177
                                                                                        ------------------     -------------------

Total Assets                                                                                  130,233,288              17,994,471
                                                                                        ==================     ===================

LIABILITIES

Current Liabilities:
Accounts payable and accrued expenses                                                           1,091,501                 671,384
Lease liability                                                                                   114,388                 273,740
                                                                                        ------------------     -------------------

Total Current Liabilities                                                                       1,205,889                 945,124
                                                                                        ------------------     -------------------

Non Current Liabilities:
Reclamation and Remediation Provision                                                              32,710                  90,000
Lease Liability                                                                                   217,434                       -
                                                                                        ------------------     -------------------

Total Non Current Liabilities:                                                                    250,144                  90,000
                                                                                        ------------------     -------------------

Total Liabilities                                                                               1,456,033               1,035,124
                                                                                        ------------------     -------------------

Commitments (Note 6)

Stockholders' Equity

Common Stock: US$.001 par value, 300,000,000 shares authorized
226,073,698 shares issued (177,068,825 in 2007)                                                   274,739                 223,039
Additional Paid-in-Capital                                                                    153,059,162              30,691,681
Accumulated Other Comprehensive Income                                                             38,490                  38,490
Retained Deficit during development period                                                       (839,463)               (839,463)
Retained Deficit during exploration period                                                    (23,755,673)            (13,154,400)
                                                                                        ------------------     -------------------

Total Stockholders' Equity                                                                    128,777,255              16,959,347
                                                                                        ------------------     -------------------

Total Liabilities and Stockholders' Equity                                                    130,233,288              17,994,471
                                                                                        ==================     ===================



The accompanying notes are an integral part of these financial statements.

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                         (An Exploration Stage Company)
                            Statements of Operations
                                   (Unaudited)




                                                For the three months                 For the nine months                  January 5,
                                                 ended September 30                   ended September 30                        2001
                                                                                                                      (Inception) to
                                                                                                                       September 30,
                                              2008              2007               2008               2007                      2008
                                               A$                A$                 A$                 A$                         A$
                                               --                --                 --                 --                         --
                                           --------------    --------------    ---------------    ---------------    ---------------

Revenues:

Sales                                                  -                 -                  -                  -              6,353
less cost of sales                                     -                 -                  -                  -             (1,362)
                                           --------------    --------------    ---------------    ---------------    ---------------

Gross profit                                           -                 -                  -                  -              4,991

Other income
Interest income                                1,586,828             2,068          1,936,800              6,471          1,962,858
                                           --------------    --------------    ---------------    ---------------    ---------------

                                               1,586,828             2,068          1,936,800              6,471          1,967,849
                                           --------------    --------------    ---------------    ---------------    ---------------

Costs and expenses:
Exploration expenditure                        2,227,340         1,274,519          4,339,553          2,969,928         13,609,465
Legal, accounting and professional               142,573            47,997            450,380            107,296            797,362
Stock based compensation                       1,581,290            84,632          3,540,100            255,579          4,686,997
Loss on equipment written off                          -                 -                  -                  -              3,570
Interest expense                                   2,521            14,009             21,226             47,015            133,357
Administration expenses                        2,040,830           498,186          6,280,787          1,196,894          9,265,817
                                           --------------    --------------    ---------------    ---------------    ---------------

Total costs and expenses                      (5,994,554)       (1,919,343)       (14,632,046)        (4,576,712)       (28,496,568)
                                           --------------    --------------    ---------------    ---------------    ---------------


(Loss) from operations                        (4,407,726)       (1,917,275)       (12,695,246)        (4,570,241)       (26,528,719)

Foreign currency exchange gain/(loss)          3,978,148          (159,460)         2,093,973           (315,995)         1,933,578
                                           --------------    --------------    ---------------    ---------------    ---------------

(Loss) before income taxes                      (429,578)       (2,076,735)       (10,601,273)        (4,886,236)       (24,595,141)
                                           --------------    --------------    ---------------    ---------------    ---------------

Provision for income taxes                             -                 -                  -                  -                  -
                                           --------------    --------------    ---------------    ---------------    ---------------

Net (Loss)                                      (429,578)       (2,076,735)       (10,601,273)        (4,886,236)       (24,595,141)
                                           --------------    --------------    ---------------    ---------------    ---------------

Basic and diluted loss per common shares         A$(0.00)          A$(0.01)           A$(0.06)           A$(0.41)           A$(0.03)
                                           ==============    ==============    ===============    ===============    ===============

Weighted average number of common shares
used in per share calculations               223,807,693       155,186,494         188,188,074        141,566,192         59,224,559
                                           ==============    ==============    ===============    ===============    ===============


The accompanying notes are an integral part of these consolidated financial statements

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                         (An Exploration Stage Company)
                  Statements of Stockholders' Equity (Deficit)
                     for the period ended September 30, 2008


                             Common Stock
                                                                Retained        Retained
                                                           (Deficit) During     (Deficit)    Accumulated
                                               Additional   the Exploration    During the       Other      Stockholders'
                                                Paid-In          Period        Development   Comprehensive    Equity
                                     Par Value   Capital           A$             Period        Income       (Deficit)
                           Shares       A$         A$                              A$             A$            A$
                         -----------------------------------------------------------------------------------------------
Balance, January 5, 2001           -         -          -              -                -                -            -

Shares issued to founder
 for organisation cost
 and services at US$0.05
 per shares                4,297,500     5,550    118,896              -                -                -      124,446
Shares Issued for
 services rendered at
 US$0.05 per share           146,250       189      4,046              -                -                -        4,235
Shares Issued for Cash       616,500       796     17,056              -                -                -       17,852

Net Loss                           -         -          -              -         (131,421)               -     (131,421)
                         -----------------------------------------------------------------------------------------------
Balance, December 31,
 2001                      5,060,250     6,535    139,998              -         (131,421)               -       15,112
Shares Issued for Cash       225,000       291      6,225              -                -                -        6,516
Shares Issued for
 Officer's Compensation   11,250,000    14,529    148,359              -                -                -      162,888

Net Loss                           -         -          -              -         (182,635)               -     (182,635)
                         -----------------------------------------------------------------------------------------------
Balance, December 31,
 2002                     16,535,250    21,355    294,582              -         (314,056)               -        1,881
Shares Issued for
 services rendered at
 US$0.022 per share        5,026,500     6,491    139,065              -                -                -      145,556

Net Loss                           -         -          -              -         (156,965)               -     (156,965)
                         -----------------------------------------------------------------------------------------------
Balance, December 31,
 2003                     21,561,750    27,846    433,647              -         (471,021)               -       (9,528)
Shares Issued for
 services rendered at
 US$0.022 per share        2,004,750     2,589     55,464              -                -                -       58,053
Options Issued for
 services                          -         -    160,672              -                -                -      160,672
Loan forgiveness-former
 major shareholder                 -         -     12,144              -                -                -       12,144

Net Loss                           -         -          -              -         (234,611)               -     (234,611)
                         -----------------------------------------------------------------------------------------------
Balance, December 31,
 2004                     23,566,500    30,435    661,927              -         (705,632)               -      (13,270)
Shares issued on
 cashless exercise of
 options                  17,085,938    22,066    (22,066)             -                -                -            -

Net Loss                           -         -          -              -          (75,508)               -      (75,508)
                         -----------------------------------------------------------------------------------------------
Balance, December 31,
 2005                     40,652,438    52,501    639,861              -         (781,140)               -      (88,778)
Share issued on cashless
 exercise of options      72,281,329    93,336    (93,336)             -                -                -            -
Shares and options
 issued under settlement
 agreement                   112,500       144     35,272              -                -                -       35,416
Shares issued for cash    12,756,734    16,524  3,854,843              -                -                -    3,871,367
Cost of share issues               -         -   (128,376)             -                -                -     (128,376)
Amortisation of Options
 under stock option plan           -         -    115,307              -                -                -      115,307
Net unrealized gain on
 foreign exchange
 translation                       -         -          -              -                -           38,490       38,490

Net Loss                           -         -          -     (4,516,271)         (58,323)               -   (4,574,594)
                         -----------------------------------------------------------------------------------------------
Balance, December 31,
 2006                    125,803,001   162,505  4,423,571     (4,516,271)        (839,463)          38,490     (731,168)


                       LEGEND INTERNATIONAL HOLDINGS, INC.
                         (An Exploration Stage Company)
                  Statements of Stockholders' Equity (Deficit)
                     for the period ended September 30, 2008
                                   (continued)

                             Common Stock

                                                              Retained        Retained
                                                              (Deficit)       (Deficit)     Accumulated
                                                Additional    During the     During the        Other      Stockholders'
                                                 Paid-In     Exploration     Development    Comprehensive     Equity
                                     Par Value    Capital       Period          Period         income        (Deficit)
                           Shares       A$          A$            A$             A$              A$             A$
                         -----------------------------------------------------------------------------------------------
Shares issued for cash    47,686,624    56,438  25,684,666              -               -               -    25,741,104
Cost of share issues               -         -  (1,675,111)             -               -               -    (1,675,111)
Shares issued for
 consulting fees           2,604,200     2,984   1,001,122              -               -               -     1,004,106
Shares issued on
 cashless exercise of
 options                      75,000        85         (85)             -               -               -             -
Shares issued under
 registration rights
 agreement                   200,000       230     364,575              -               -               -       364,805
Shares issued for part-
 settlement of the
 acquisition of rights
 to exploration licences
 under agreement             500,000       545     517,455              -               -               -       518,000
Amortization of options
 under stock option plan           -         -     375,740              -               -               -       375,740

Net Loss                           -         -           -     (8,638,129)              -               -    (8,638,129)
                         -----------------------------------------------------------------------------------------------
Balance, December 31,
 2007                    176,868,825   222,787  30,691,933    (13,154,400)       (839,463)         38,490    16,959,347
Shares issued for cash    42,000,000    44,011 109,984,282              -               -               -   110,028,293
Cost of share issues               -         -  (5,920,448)             -               -               -    (5,920,448)
Shares issued on
 cashless exercise of
 options                   1,283,304     1,368      (1,368)             -               -               -             -
Shares issued on
 exercise of options       5,432,960     5,995  13,717,158              -               -               -    13,723,153
Shares issued for
 consulting fees              30,800        33     147,555              -               -               -       147,588
Shares issued under
 registration rights
 agreement                   457,809       545     899,950              -               -               -       900,495
Amortization of options
 under stock option plan           -         -   3,540,100              -               -               -     3,540,100

Net Loss                           -         -           -    (10,601,273)              -               -   (10,601,273)
                         -----------------------------------------------------------------------------------------------
Balance, September 30,
 2008                    226,073,698   274,739 153,059,162    (23,755,673)       (839,463)         38,490   128,777,255
                         -----------------------------------------------------------------------------------------------

The accompanying notes are integral part of the financial statements.

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                         (An Exploration Stage Company)
                             Statement of Cash Flows


                                                         For the nine months          January 5, 2001
                                                         ended September 30            (Inception) to
                                                                                        September 30,
                                                        2008            2007                     2008
                                                         A$              A$                        A$
                                                         --              --                        --
                                                    -------------  --------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                             (10,601,273)     (2,809,501)        (24,595,136)
                                                    -------------  --------------  ------------------

Adjustments to reconcile net loss to net cash
 provided (used) by operating activities:
Foreign exchange                                      (2,093,973)        315,995          (1,934,921)
Shares and Options issued for Stock Based
 Compensation
  - Employees                                          3,540,100         255,579           4,686,998
  - Consultants                                          147,588          53,269             531,421
  - Exploration Agreement                                      -               -             518,000
  - Registration Payment Arrangements                    900,494               -           1,265,299
Exploration expenditure                                  326,526         142,215             326,526
Provision for rehabilitation                             (57,290)         90,000              32,710
Depreciation                                              97,004          12,404             117,974
Accrued interest added to principal                            -               -              37,282
Net Change in:
Receivables                                           (1,145,497)        (33,833)         (1,703,402)
Prepayments and deposits                                (940,825)       (295,762)          1,181,665
Accounts Payable and Accrued Expenses                    131,655          (6,400)            938,068
                                                    -------------  --------------  ------------------
Net Cash (Used) In Operating Activities               (9,695,491)     (4,352,769)        (20,960,846)
                                                    -------------  --------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Write off of Property and Equipment                            -               -               3,570
Acquisition of Subsidiary                               (326,526)              -            (326,526)
Purchase of Property, Equipment and Motor Vehicle     (1,516,822)       (125,899)         (1,671,387)
Deposits                                              (1,438,000)              -          (1,438,000)
                                                    -------------  --------------  ------------------
Net Cash (Used) In Investing Activities               (3,281,348)       (125,899)         (3,432,343)
                                                    -------------  --------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances Payable - Affiliates                                  -      (1,271,501)            (26,156)
Repayment of Convertible Debenture                             -               -            (130,310)
Repayment of Shareholder Advance                               -               -                (641)
Proceeds from Convertible Debenture Payable                    -               -             130,310
Shareholder Advance                                            -               -               6,621
Proceeds from Issuance of Stock                      123,751,446       8,816,811         153,388,284
Cost of share issues                                  (5,920,448)       (787,704)         (7,082,573)
Net Borrowing/Repayments from Affiliates                       -               -              50,003
                                                    -------------  --------------  ------------------
Net Cash Provided by Financing Activities            117,830,998       6,757,606         146,335,538
                                                    -------------  --------------  ------------------

Effect of exchange rate changes on cash                2,093,973        (311,303)          2,093,973
                                                    -------------  --------------  ------------------
Net Increase in Cash                                 106,948,132       1,967,635         124,036,322

Cash at Beginning of Period                           17,088,190         839,797                   -
                                                    -------------  --------------  ------------------

Cash at End of Period                                124,036,322       2,807,432         124,036,322
                                                    -------------  --------------  ------------------

Supplemental Disclosures:
Cash paid for interest                                         -          47,015              62,196
Cash paid for income taxes                                     -               -                   -
Stock and options issued for services                    147,588         673,543           1,595,523
Accrued interest and stockholder advances charged
 to paid in capital                                            -               -              12,744
Stock issued for exploration agreement                         -               -             518,000
Stock issued for registration payment arrangement        900,494               -           1,265,299
Equipment obtained through a capital lease               279,368               -             303,949
Capital lease obligation for exploration costs                           362,462             362,462
Interest in relation to capital lease for
 exploration costs                                             -          42,313              42,313
Fair value of warrants issued in connection with
 issuance of capital stock                             1,330,852               -           1,330,852


The accompanying notes are integral part of the financial statements.

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements

1. ORGANISATION AND BUSINESS

         Legend International Holdings, Inc, ("the Company"), was incorporated under the laws of the State of Delaware on January 5, 2001.

         Following a change of management in November 2004, the Company developed a new plan of operations for fiscal 2006, which is to engage in mineral exploration and development activities. The Company's current business plan calls for the identification of mineral properties where it can obtain secure title to exploration, development and mining interests. The Company's preference is to identify large minerals deposits with low operating costs. At the beginning of 2006, the Company expanded its areas of interest to include diamond exploration activities and in July 2006, the Company completed the acquisition of certain diamond mining tenements in Northern Australia. Since that time, the Company has identified that those mining tenements in Northern Australia also have potential for uranium and base metals. In November 2007 and February 2008, the Company acquired mining tenements prospective for phosphate in the State of Queensland, Australia. Since that time, the Company has focussed its primary activities on phosphate in the State of Queensland, Australia

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred net losses since its inception.

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

         In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51" ("SFAS 160"). SFAS 160 clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of adopting this statement on the Company's consolidated financial position, results of operations and cash flows.

      In December 2007, the FASB issued FASB Statement No. 141(R), "Business Combinations" ("FAS 141(R)") which amends FAS 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective for the Company's fiscal year beginning January 1, 2009 and is to be applied prospectively. The Company is currently evaluating the potential impact of adopting this statement on the Company's consolidated financial position, results of operations or cash flows.

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

                                                At September 30, 2008                 At December 31, 2007
                            Depreciable               Accumulated  Net Book                Accumulated  Net Book
                               Life           Cost   Depreciation       Value       Cost  Depreciation      Value
                            (in years)          A$             A$          A$         A$            A$         A$
Leasehold Improvements         1-2          16,732         (1,065)      15,666     16,732         (105)     16,627
Motor Vehicles                  5          463,024        (47,169)     415,855    104,782      (13,114)     91,668
Equipment                      1-10        301,582        (32,472)     269,110     57,633       (7,751)     49,882
Lear Jet                        5        1,100,000        (37,268)   1,062,732          -             -          -
Construction in Progress                    94,000              -       94,000          -             -          -
                                        ==========================================================================
                                         1,975,338       (117,975)   1,857,363    154,566      (20,970)    158,177
                                        ==========================================================================


         The depreciation expense for the nine months ended September 30, 2008 amounted to A$97,004 and for the nine months ended September 30, 2007 amounted to A$12,404.

DEPOSITS

         Deposits held by the Company as at September 30, 2008:
                                                                         2008
                                                                           A$

         Application for shares                                       500,000

         Term Deposit as security for a Banker's Undertaking          500,000

         Other                                                          3,206

         Property Acquisition                                         938,000

         Cash deposits  provided to Government  Departments
         for the purpose of  guaranteeing  the  Company's
         performance  in  accordance  with
         mining law                                                   167,500
                                                           -------------------

                                                                    2,108,706
                                                           ===================

5. STOCKHOLDERS EQUITY

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

         At December 31, 2005 the Company had outstanding 36,135,500 options and as at December 31, 2006, the Company had outstanding 1,388,280 options, each of which is exercisable to purchase one share of common stock at US$0.25 per share. The options cannot be exercised, other than using the cashless exercise feature, until the Company registers the shares of common stock to be issued upon exercise of the options in accordance with the Securities Act of 1933, asamended and any applicable state securities laws. The only exception is in the case of a cashless exercise.

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

         On June 3, 2008, Legend issued 42,000,000 shares of common stock at a placement price of US$2.50 per share raising A$110,028,293 (US$105,000,000) (the "BMO Offering"). The securities were issued pursuant to a private placement and are issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933 as amended ("The Act") under Section 4(2) of the Act. The direct costs of the offering totalled approximately A$5,920,448. As additional consideration, the Company issued to the agents 840,000 warrants to purchase common stock with an exercise price of US$2.50 per warrant. The warrants are exercisable at any time up to June 3, 2010.

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

         Between April 1, 2008 and June 30, 2008, Legend issued a further 30,800 shares for consulting fees amounting to A$147,588 (US$138,600).

         Between July 1, 2008 and September 30, 2008, 9,000 options were exercised using the cashless exercise feature and the Company issued 8,720 shares of common stock.

         Between July 1, 2008 and September 30, 2008, 324,960 options were exercised for US$0.111, total amount received A$38,518 (US$36,071) and the Company issued 324,960 shares of common stock.

         Effective July 14, 2008, the Company entered into a Shares Option Agreement with the Indian Farmers Fertilizer Cooperative Limited ("IFFCO") to finance its operations.

         Under the Share Options Agreement, IFFCO received options to purchase 30 million shares of Common Stock of the Company on the following terms:

         a. 5,000,000 options, at an exercise price of US$2.50 per share and expiring 60 days from July 11, 2008;

         b. 8,000,000 options, at an exercise price of US$3.00 per share and expiring 12 months from July 11, 2008;

         c. 8,000,000 options, at an exercise price of US$3.50 per share and expiring 18 months from July 11, 2008;

         d. 9,000,000 options, at an exercise price of US$4.00 per share and expiring 24 months from July 11, 2008.

         During the third quarter of 2008, the 5,000,000 options issued to IFFCO, at an exercise price of US$2.50 per share and expiring 60 days from July 11, 2008 were exercised on August 11, 2008 and pursuant to the Share Options Agreement, IFFCO received a 1.2% discount on the exercise price. The total amount received was A$13,672,091 (US$12,350,000) and the Company issued 5,000,000 shares of common stock.

         The total remaining proceeds amount to US$88 million, and when exercised will be utilized to fund expenditure related to the Company's phosphate project.

         The Company accounts for these options as a financing activity and accordingly, records all proceeds upon exercise of such options within shareholders equity.

         The Share Options Agreement also gives IFFCO a pre-emptive right to acquire its pro rata share of future issuances of Common Stock by the Company, with certain exceptions.

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

         An external consultant has calculated the fair value of the 8,100,000 options using the Binomial valuation method using the following inputs:


-------------------------------------------------------------------------------------------------------------------
Grant date                Sept 19, 2006  Sept 19, 2006  Sept 19, 2006  Sept 19, 2006  Sept 19, 2006  Sept 19, 2006
-------------------------------------------------------------------------------------------------------------------
Grant date share price      US$0.222       US$0.222       US$0.222       US$0.222       US$0.222       US$0.222
-------------------------------------------------------------------------------------------------------------------
Vesting date              Sept 19, 2007  Sept 19, 2007  Sept 19, 2008  Sept 19, 2008  Sept 19, 2009  Sept 19, 2009
-------------------------------------------------------------------------------------------------------------------
Expected life in years        5.50           5.50           6.00           6.00           6.50           6.50
-------------------------------------------------------------------------------------------------------------------
Risk-free rate                4.69%          4.69%          4.69%          4.69%          4.69%          4.69%
-------------------------------------------------------------------------------------------------------------------
Volatility                     60%            60%            60%            60%            60%            60%
-------------------------------------------------------------------------------------------------------------------
Exercise price              US$0.444        US$1.00       US$0.444        US$1.00       US$0.444        US$1.00
-------------------------------------------------------------------------------------------------------------------
Call option value            US$.09         US$.05         US$.10         US$.06         US$.10         US$.06
-------------------------------------------------------------------------------------------------------------------

         The Company adopted revised SFAS No.123, Share-Based payment, which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of that company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments.


                                                      Options    Option Price Per   Weighted Average
                                                      -------               Share     Exercise Price
                                                                              US$                US$
                                                                              ---                ---
Outstanding at January 1, 2006                              -                   -                  -
Granted                                             8,100,000          0.444-1.00               0.69
Forfeited                                                   -                   -                  -
                                            ---------------------------------------------------------
Outstanding at December 31, 2006                    8,100,000          0.444-1.00               0.69
Granted                                                     -                   -                  -
Forfeited                                          (1,800,000)                  -                  -
                                            ---------------------------------------------------------
Outstanding at December 31, 2007                    6,525,000          0.444-1.00               0.69
Granted                                                     -                   -                  -
Forfeited                                            (337,500)                  -                  -
                                            ---------------------------------------------------------
Outstanding at September 30, 2008                   6,187,500          0.444-1.00               0.69
                                            ---------------------------------------------------------
Options exercisable at September 30, 2008           4,124,988          0.444-1.00               0.69
                                            ---------------------------------------------------------

         The range of exercise price is US$0.444 to US$1.00 per option. The weighted average per option fair value of options granted during 2006 was US$0.07 and the weighted average remaining contractual life of those options at September 30, 2008 is 8 years.

         The remaining value of the outstanding options equates to A$65,103 (US$49,010) and is being amortised over the vesting periods.

         For the nine months ended September 30, 2008, the amortization amounted to A$89,748 (US$67,562), including adjustment for forfeited options.

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

         An external consultant has calculated the fair value of the 862,500 options using the Binomial valuation method using the following inputs:

----------------------------------------------------------------------------------------------------------------
Grant date                May 16, 2007   May 16, 2007  May 16, 2007   May 16, 2007  May 16, 2007   May 16, 2007
----------------------------------------------------------------------------------------------------------------
Grant date share price      US$0.25        US$0.25        US$0.25       US$0.25        US$0.25       US$0.25
----------------------------------------------------------------------------------------------------------------
Vesting date              May 16, 2008   May 16, 2008  May 16, 2009   May 16, 2009  May 16, 2010   May 16, 2010
----------------------------------------------------------------------------------------------------------------
Expected life in years        5.50           5.50          6.00           6.00          6.50           6.50
----------------------------------------------------------------------------------------------------------------
Risk-free rate               4.92%          4.92%          4.92%         4.92%          4.92%         4.92%
----------------------------------------------------------------------------------------------------------------
Volatility                    60%            60%            60%           60%            60%           60%
----------------------------------------------------------------------------------------------------------------
Exercise price              US$0.444       US$1.00       US$0.444       US$1.00       US$0.444       US$1.00
----------------------------------------------------------------------------------------------------------------
Call option value          US$0.1111       US$0.064      US$0.117       US$0.072      US$0.124       US$0.079
----------------------------------------------------------------------------------------------------------------

                                           Options   Option Price        Weighted
                                           -------       Per Share        Average
                                                               US$  Exercise Price
                                                               ---             US$
                                                                               ---
                                  ---------------- --------------- ---------------
Outstanding at January 1, 2007                  -                -               -
Granted                                   862,500       0.444-1.00            0.69
Forfeited                                (187,500)               -               -
                                  ------------------------------------------------
Outstanding at December 31, 2007          675,000       0.444-1.00            0.69
Forfeited                                (300,000)               -               -
                                  ------------------------------------------------
Outstanding at September 30, 2008         375,000       0.444-1.00            0.69
                                  ------------------------------------------------
Options exercisable at September
 30, 2008                                 125,000       0.444-1.00            0.69
                                  ------------------------------------------------


         The range of exercise price is US$0.444 to US$1.00 per option. The weighted average per option fair value of options granted during 2007 was US$0.0945 and the weighted average remaining contractual life of those options at September 30, 2008 is 9 years. A retention rate of 56.52% was applied based on personnel retention history for persons in this class of participants by AXIS Consultants Pty Ltd.

         The remaining value of the outstanding options including employee retention factor equates to A$12,646 (US$10,521) and is being amortised over the vesting periods.

         For the nine months ended September 30, 2008, the amortization amounted to A$14,019 (US$11,664).

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

         An external consultant has calculated the fair value of the 300,000 options using the Binomial valuation method using the following inputs:


----------------------------------------------------------------------------------------------------------
Grant date             Sept 10, 2007 Sept 10, 2007 Sept 10, 2007 Sept 10, 2007 Sept 10, 2007 Sept 10, 2007
----------------------------------------------------------------------------------------------------------
Grant date share price    US$1.25       US$1.25       US$1.25       US$1.25       US$1.25       US$1.25
----------------------------------------------------------------------------------------------------------
Vesting date           Sept 10, 2008 Sept 10, 2008 Sept 10, 2009 Sept 10, 2009 Sept 10, 2010 Sept 10, 2010
----------------------------------------------------------------------------------------------------------
Expected life in years     5.50          5.50          6.00          6.00          6.50          6.50
----------------------------------------------------------------------------------------------------------
Risk-free rate            4.637%        4.637%        4.637%        4.637%        4.637%        4.637%
----------------------------------------------------------------------------------------------------------
Volatility                  60%           60%           60%           60%           60%           60%
----------------------------------------------------------------------------------------------------------
Exercise price           US$0.444       US$1.00      US$0.444       US$1.00      US$0.444       US$1.00
----------------------------------------------------------------------------------------------------------
Call option value        US$0.098      US$0.079      US$0.100      US$0.081      US$0.101      US$0.083
----------------------------------------------------------------------------------------------------------



                                          Options   Option Price        Weighted
                                          -------       Per Share        Average
                                                              US$  Exercise Price
                                                              ---             US$
                                                                              ---
Outstanding at January 1, 2007                  -               -               -
                                  -----------------------------------------------
Granted                                   300,000      0.444-1.00            0.69
                                  -----------------------------------------------
Forfeited                                       -               -               -
                                  -----------------------------------------------
Outstanding at December 31, 2007          300,000      0.444-1.00            0.69
                                  -----------------------------------------------
Outstanding at September 30, 2008         300,000      0.444-1.00            0.69
                                  -----------------------------------------------
Options exercisable at September
 30, 2008                                 100,000      0.444-1.00            0.69
                                  -----------------------------------------------



         The range of exercise price is US$0.444 to US$1.00 per option. The weighted average per option fair value of options granted during 2007 was US$0.9033 and the weighted average remaining contractual life of those options at September 30, 2008 is 9 years. A forfeiture rate of 50% was applied for the third year based on personnel retention history for persons in this class of participants by AXIS Consultants Pty Ltd.

         The remaining value of the outstanding options including employee retention factor equates to A$87,740 (US$72,570) and is being amortised over the vesting periods.

         For the nine months ended September 30, 2008, the amortization amounted to A$129,423 (US$107,055).

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

         An external consultant has calculated the fair value of the 300,000 options using the Binomial valuation method using the following inputs:


----------------------------------------------------------------------------------------------------
Grant date             Dec 19, 2007 Dec 19, 2007 Dec 19, 2007 Dec 19, 2007 Dec 19, 2007 Dec 19, 2007
----------------------------------------------------------------------------------------------------
Grant date share price   US$0.95      US$0.95      US$0.95      US$0.95      US$0.95      US$0.95
----------------------------------------------------------------------------------------------------
Vesting date           Dec 19, 2008 Dec 19, 2008 Dec 19, 2009 Dec 19, 2009 Dec 19, 2010 Dec 19, 2010
----------------------------------------------------------------------------------------------------
Expected life in years     5.50         5.50         6.00         6.00         6.50         6.50
----------------------------------------------------------------------------------------------------
Risk-free rate            4.92%        4.92%        4.92%        4.92%        4.92%        4.92%
----------------------------------------------------------------------------------------------------
Volatility                 60%          60%          60%          60%          60%          60%
----------------------------------------------------------------------------------------------------
Exercise price           US$0.444     US$1.00      US$0.444     US$1.00      US$0.444     US$1.00
----------------------------------------------------------------------------------------------------
Call option value        US$0.70      US$0.54      US$0.71      US$0.56      US$0.72      US$0.58
----------------------------------------------------------------------------------------------------

                                         Options   Option Price        Weighted
                                         -------       Per Share        Average
                                                             US$  Exercise Price
                                                             ---             US$
                                                                             ---
Outstanding at January 1, 2007                 -               -               -
Granted                                  300,000      0.444-1.00            0.69
Forfeited                                      -               -               -
                                 -----------------------------------------------
Outstanding at December 31, 2007         300,000      0.444-1.00            0.69
                                 -----------------------------------------------
Outstanding at September 30, 2008        300,000      0.444-1.00            0.69
                                 -----------------------------------------------

         The range of exercise price is US$0.444 to US$1.00 per option. The weighted average per option fair value of options granted during 2007 was US$0.6350 and the weighted average remaining contractual life of those options at September 30, 2008 is 9 1/4 years. No options are currently exercisable. A retention rate of 50% in the third year was applied for based on personnel retention history for persons in this class of participants by AXIS Consultants Pty Ltd.

         The remaining value of the outstanding options including employee retention factor equates to A$88,677 (US$76,227) and is being amortised over the vesting periods.

         For the nine months ended September 30, 2008, the amortization amounted to A$91,137 (US$78,338).

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

         An external consultant has calculated the fair value of the 4,787,500 options using the Binomial valuation method using the following inputs:

          ------------------------------------------------------------------
          Grant date               Dec 28, 2007  Dec 28, 2007  Dec 28, 2007
          ------------------------------------------------------------------
          Grant date share price      US$1.09       US$1.09       US$1.09
          ------------------------------------------------------------------
          Vesting date             Dec 28, 2008  Dec 28, 2009  Dec 28, 2010
          ------------------------------------------------------------------
          Expected life in years       5.50          6.00          6.50
          ------------------------------------------------------------------
          Risk-free rate              4.488%        4.488%        4.488%
          ------------------------------------------------------------------
          Volatility                    60%           60%           60%
          ------------------------------------------------------------------
          Exercise price              US$1.00       US$1.00       US$1.00
          ------------------------------------------------------------------
          Call option value           US$0.65       US$0.67       US$0.69
          ------------------------------------------------------------------

                                         Options   Option Price        Weighted
                                         -------       Per Share        Average
                                                             US$  Exercise Price
                                                             ---             US$
                                                                             ---
Outstanding at January 1, 2007                 -               -               -
Granted                                4,787,500            1.00            1.00
Forfeited                                      -               -               -
                                 -----------------------------------------------
Outstanding at December 31, 2007       4,787,500            1.00            1.00
                                 -----------------------------------------------
Outstanding at September 30, 2008      4,787,500            1.00            1.00
                                 -----------------------------------------------

         The exercise price is US$1.00 per option. The weighted average per option fair value of options granted during 2007 was US$0.67 and the weighted average remaining contractual life of those options at September 30, 2008 is 9 1/4 years. No options are currently exercisable. A retention rate of 78% was applied for the third year based on personnel retention history for persons in this class of participants by AXIS Consultants Pty Ltd.

         The remaining value of the outstanding options including employee retention factor equates to A$1,776,568 (US$1,554,675) and is being amortised over the vesting periods.

         For the nine months ended September 30, 2008, the amortization amounted to A$1,592,124 (US$1,393,267).

(vi) Effective February 7, 2008, the Company issued 5,000,000 options over shares of common stock to employees under the 2006 Equity Incentive Plan that has been adopted by the Directors of the Company. The options will vest: 1/3 after 12 months, 1/3 after 24 months and the balance of 1/3 after 36 months. The exercise price of the options is US$2.00. The latest exercise date for the options is February 7, 2018.

         The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.

         An external consultant has calculated the fair value of the 5,000,000 options using the Binomial valuation method using the following inputs:

         ----------------------------------------------------------
         Grant date             Feb 7, 2008 Feb 7, 2008 Feb 7, 2008
         ----------------------------------------------------------
         Grant date share price   US$0.99     US$0.99     US$0.99
         ----------------------------------------------------------
         Vesting date           Feb 7, 2009 Feb 7, 2010 Feb 7, 2011
         ----------------------------------------------------------
         Expected life in years    5.50        6.00        6.50
         ----------------------------------------------------------
         Risk-free rate           4.387%      4.387%      4.387%
         ----------------------------------------------------------
         Volatility                 60%         60%         60%
         ----------------------------------------------------------
         Exercise price           US$2.00     US$2.00     US$2.00
         ----------------------------------------------------------
         Call option value        US$0.40     US$0.43     US$0.46
         ----------------------------------------------------------

                                         Options   Option Price        Weighted
                                         -------       Per Share        Average
                                                             US$  Exercise Price
                                                             ---             US$
                                                                             ---
Outstanding at January 1, 2008                 -               -               -
Granted                                5,000,000            2.00            2.00
Forfeited                                      -               -               -
                                 -----------------------------------------------
Outstanding at September 30, 2008      5,000,000            2.00            2.00
                                 -----------------------------------------------
         The exercise price is US$2.00 per option. The weighted average per option fair value of options granted during 2008 was US$0.43 and the weighted average remaining contractual life of those options at September 30, 2008 is 9 1/2 years. No options are currently exercisable. The options were issued to the Company's CEO and therefore the Company applied a 100% retention rate.

         The remaining value of the outstanding options including employee retention factor equates to A$1,476,815 (US$1,323,670) and is being amortised over the vesting periods.

         For the nine months ended September 30, 2008, the amortization amounted to A$921,935 (US$826,330).

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

         An external consultant has calculated the fair value of the 400,000 options using the Binomial valuation method using the following inputs:

         ------------------------------------------------------------------
         Grant date               Feb 19, 2008  Feb 19, 2008  Feb 19, 2008
         ------------------------------------------------------------------
         Grant date share price      US$1.04       US$1.04       US$1.04
         ------------------------------------------------------------------
         Vesting date             Feb 19, 2009  Feb 19, 2010  Feb 19, 2011
         ------------------------------------------------------------------
         Expected life in years       5.50          6.00          6.50
         ------------------------------------------------------------------
         Risk-free rate              4.422%        4.422%        4.422%
         ------------------------------------------------------------------
         Volatility                    60%           60%           60%
         ------------------------------------------------------------------
         Exercise price              US$1.00       US$1.00       US$1.00
         ------------------------------------------------------------------
         Call option value           US$0.61       US$0.63       US$0.65
         ------------------------------------------------------------------

                                         Options   Option Price        Weighted
                                         -------       Per Share        Average
                                                             US$  Exercise Price
                                                             ---             US$
                                                                             ---
Outstanding at January 1, 2008                 -               -               -
Granted                                  400,000            1.00            1.00
Forfeited                                      -               -               -
                                 -----------------------------------------------
Outstanding at September 30, 2008        400,000            1.00            1.00
                                 -----------------------------------------------

         The exercise price is US$1.00 per option. The weighted average per option fair value of options granted during 2008 was US$0.63 and the weighted average remaining contractual life of those options at September 30, 2008 is 9 1/2 years. No options are currently exercisable. The options were issued to one individual and in that case, the Company applied a 100% retention rate.

         The remaining value of the outstanding options equates to A$174,129 (US$158,353) and is being amortised over the vesting periods.

         For the nine months ended September 30, 2008, the amortization amounted to A$102,977 (US$93,647).

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

         An external consultant has calculated the fair value of the 362,500 options using the Binomial valuation method using the following inputs:

         -------------------------------------------------------------
         Grant date             May 29, 2008 May 29, 2008 May 29, 2008
         -------------------------------------------------------------
         Grant date share price   US$3.31      US$3.31      US$3.31
         -------------------------------------------------------------
         Vesting date           May 29, 2009 May 29, 2010 May 29, 2011
         -------------------------------------------------------------
         Expected life in years     5.50         6.00         6.50
         -------------------------------------------------------------
         Risk-free rate            4.077%       4.077%       4.077%
         -------------------------------------------------------------
         Volatility                 60%          60%          60%
         -------------------------------------------------------------
         Exercise price           US$1.00      US$1.00      US$1.00
         -------------------------------------------------------------
         Call option value        US$2.67      US$2.70      US$2.72
         -------------------------------------------------------------

                                         Options   Option Price        Weighted
                                         -------       Per Share        Average
                                                             US$  Exercise Price
                                                             ---             US$
                                                                             ---
Outstanding at January 1, 2008                 -               -               -
Granted                                  362,500            1.00            1.00
Forfeited                                      -               -               -
                                 -----------------------------------------------
Outstanding at September 30, 2008        362,500            1.00            1.00
                                 -----------------------------------------------

         The exercise price is US$1.00 per option. The weighted average per option fair value of options granted during 2008 was US$2.70 and the weighted average remaining contractual life of those options at September 30, 2008 is 9 3/4 years. No options are currently exercisable. The options were issued to two individuals and in that case, the Company applied a 100% retention rate.

         The remaining value of the outstanding options equates to A$807,689 (US$775,301) and is being amortised over the vesting periods.

         For the nine months ended September 30, 2008, the amortization amounted to A$210,689 (US$202,241).

(ix) Effective July 7, 2008, the Company issued 200,000 options over shares of common stock to employees under the 2006 Equity Incentive Plan that has been adopted by the Directors of the Company. The options will vest: 1/3 after 12 months, 1/3 after 24 months and the balance of 1/3 after 36 months. The exercise price of the options is US$2.00. The latest exercise date for the options is July 7, 2018.

         The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.

         An external consultant has calculated the fair value of the 200,000 options using the Binomial valuation method using the following inputs:

         ------------------------------------------------------------------
         Grant date               July 7, 2008  July 7, 2008  July 7, 2008
         ------------------------------------------------------------------
         Grant date share price      US$3.83       US$3.83       US$3.83
         ------------------------------------------------------------------
         Vesting date             July 7, 2009  July 7, 2010  July 7, 2011
         ------------------------------------------------------------------
         Expected life in years       5.50          6.00          6.50
         ------------------------------------------------------------------
         Risk-free rate              3.901%        3.901%        3.901%
         ------------------------------------------------------------------
         Volatility                    60%           60%           60%
         ------------------------------------------------------------------
         Exercise price              US$2.00       US$2.00       US$2.00
         ------------------------------------------------------------------
         Call option value           US$2.72       US$2.77       US$2.82
         ------------------------------------------------------------------

                                         Options   Option Price        Weighted
                                         -------       Per Share        Average
                                                             US$  Exercise Price
                                                             ---             US$
                                                                             ---
Outstanding at January 1, 2008                 -               -               -
Granted                                  200,000            2.00            2.00
Forfeited                                      -               -               -
                                 -----------------------------------------------
Outstanding at September 30, 2008        200,000            2.00            2.00
                                 -----------------------------------------------

         The exercise price is US$2.00 per option. The weighted average per option fair value of options granted during 2008 was US$2.77 and the weighted average remaining contractual life of those options at September 30, 2008 is 10 years. No options are currently exercisable. A retention rate of 66% is based on personnel retention history for persons in this class of participants by AXIS Consultants Pty Ltd.

         The remaining value of the outstanding options equates to A$325,704 (US$313,946) and is being amortised over the vesting periods.

         For the nine months ended September 30, 2008, the amortization amounted to A$53,630 (US$51,694).

(x) Effective July 11, 2008, the Company issued 1,000,000 options over shares of common stock to employees under the 2006 Equity Incentive Plan that has been adopted by the Directors of the Company. The options will vest: 1/3 after 12 months, 1/3 after 24 months and the balance of 1/3 after 36 months. The exercise price of the options is US$3.48. The latest exercise date for the options is July 11, 2018.

         The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.

         An external consultant has calculated the fair value of the 1,000,000 options using the Binomial valuation method using the following inputs:

         ------------------------------------------------------------------
         Grant date               July 11, 2008 July 11, 2008 July 11, 2008
         ------------------------------------------------------------------
         Grant date share price      US$3.26       US$3.26       US$3.26
         ------------------------------------------------------------------
         Vesting date             July 11, 2009 July 11, 2010 July 11, 2011
         ------------------------------------------------------------------
         Expected life in years       5.50          6.00          6.50
         ------------------------------------------------------------------
         Risk-free rate              3.960%        3.960%        3.960%
         ------------------------------------------------------------------
         Volatility                    60%           60%           60%
         ------------------------------------------------------------------
         Exercise price              US$3.48       US$3.48       US$3.48
         ------------------------------------------------------------------
         Call option value           US$1.81       US$1.88       US$1.95
         ------------------------------------------------------------------


                                         Options   Option Price        Weighted
                                         -------       Per Share        Average
                                                             US$  Exercise Price
                                                             ---             US$
                                                                             ---
Outstanding at January 1, 2008                 -               -               -
Granted                                1,000,000            3.48            3.48
Forfeited                                      -               -               -
                                 -----------------------------------------------
Outstanding at September 30, 2008      1,000,000            3.48            3.48
                                 -----------------------------------------------

         The exercise price is US$3.48 per option. The weighted average per option fair value of options granted during 2008 was US$1.88 and the weighted average remaining contractual life of those options at September 30, 2008 is 10 years. No options are currently exercisable. The options were issued to one individual and in that case, the Company applied a 100% retention rate.

         The remaining value of the outstanding options equates to A$1,697,408 (US$1,628,493) and is being amortised over the vesting periods.

         For the nine months ended September 30, 2008, the amortization amounted to A$262,150 (US$251,507).

(xi) Effective July 21, 2008, the Company issued 150,000 options over shares of common stock to employees under the 2006 Equity Incentive Plan that has been adopted by the Directors of the Company. The options will vest: 1/3 after 12 months, 1/3 after 24 months and the balance of 1/3 after 36 months. The exercise price of the options is US$2.00. The latest exercise date for the options is July 21, 2018.

         The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.

         An external consultant has calculated the fair value of the 150,000 options using the Binomial valuation method using the following inputs:

         ----------------------------------------------------------------
         Grant date             July 21, 2008 July 21, 2008 July 21, 2008
         ----------------------------------------------------------------
         Grant date share price    US$3.08       US$3.08       US$3.08
         ----------------------------------------------------------------
         Vesting date           July 21, 2009 July 21, 2010 July 21, 2011
         ----------------------------------------------------------------
         Expected life in years     5.50          6.00          6.50
         ----------------------------------------------------------------
         Risk-free rate            4.044%        4.044%        4.044%
         ----------------------------------------------------------------
         Volatility                  60%           60%           60%
         ----------------------------------------------------------------
         Exercise price            US$2.00       US$2.00       US$2.00
         ----------------------------------------------------------------
         Call option value         US$2.06       US$2.11       US$2.15
         ----------------------------------------------------------------

                                         Options   Option Price        Weighted
                                         -------       Per Share        Average
                                                             US$  Exercise Price
                                                             ---             US$
                                                                             ---
Outstanding at January 1, 2008                 -               -               -
Granted                                  150,000            2.00            2.00
Forfeited                                      -               -               -
                                 -----------------------------------------------
Outstanding at September 30, 2008        150,000            2.00            2.00
                                 -----------------------------------------------

         The exercise price is US$2.00 per option. The weighted average per option fair value of options granted during 2008 was US$2.11 and the weighted average remaining contractual life of those options at September 30, 2008 is 10 years. No options are currently exercisable. A retention rate of 66% is based on personnel retention history for persons in this class of participants by AXIS Consultants Pty Ltd.

         The remaining value of the outstanding options equates to A$189,497 (US$183,964) and is being amortised over the vesting periods.

         For the nine months ended September 30, 2008, the amortization amounted to A$25,336 (US$24,596).

(xii) Effective August 8, 2008, the Company issued 112,500 options over shares of common stock to employees under the 2006 Equity Incentive Plan that has been adopted by the Directors of the Company. The options will vest: 1/3 after 12 months, 1/3 after 24 months and the balance of 1/3 after 36 months. The exercise price of the options is US$1.00. The latest exercise date for the options is August 8, 2018.

         The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.

         An external consultant has calculated the fair value of the 112,500 options using the Binomial valuation method using the following inputs:

         ------------------------------------------------------------------
         Grant date                Aug 8, 2008   Aug 8, 2008   Aug 8, 2008
         ------------------------------------------------------------------
         Grant date share price      US$2.08       US$2.08       US$2.08
         ------------------------------------------------------------------
         Vesting date              Aug 8, 2009   Aug 8, 2010   Aug 8, 2011
         ------------------------------------------------------------------
         Expected life in years       5.50          6.00          6.50
         ------------------------------------------------------------------
         Risk-free rate              3.915%        3.915%        3.915%
         ------------------------------------------------------------------
         Volatility                    60%           60%           60%
         ------------------------------------------------------------------
         Exercise price              US$1.00       US$1.00       US$1.00
         ------------------------------------------------------------------
         Call option value           US$1.51       US$1.54       US$1.56
         ------------------------------------------------------------------

                                                      Options    Option Price Per   Weighted Average
                                                      -------               Share     Exercise Price
                                                                              US$                US$
                                                                              ---                ---
Outstanding at January 1, 2008                              -                   -                  -
Granted                                               112,500                1.00               1.00
Forfeited                                                   -                   -                  -
                                            ---------------------------------------------------------
Outstanding at September 30, 2008                     112,500                1.00               1.00
                                            ---------------------------------------------------------

         The exercise price is US$1.00 per option. The weighted average per option fair value of options granted during 2008 was US$1.54 and the weighted average remaining contractual life of those options at September 30, 2008 is 10 years. No options are currently exercisable. A retention rate of 50% is based on personnel retention history for persons in this class of participants by AXIS Consultants Pty Ltd.

         The remaining value of the outstanding options equates to A$86,628 (US$78,814) and is being amortised over the vesting periods.

         For the nine months ended September 30, 2008, the amortization amounted to A$8,379 (US$7,623).

(xiii) Effective August 11, 2008, the Company issued 700,000 options over shares of common stock to employees under the 2006 Equity Incentive Plan that has been adopted by the Directors of the Company. The options will vest: 1/3 after 12 months, 1/3 after 24 months and the balance of 1/3 after 36 months. The exercise price of the options is US$2.00. The latest exercise date for the options is August 8, 2018.

         The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.

         An external consultant has calculated the fair value of the 700,000 options using the Binomial valuation method using the following inputs:

         ------------------------------------------------------------------
         Grant date               Aug 11, 2008  Aug 11, 2008  Aug 11, 2008
         ------------------------------------------------------------------
         Grant date share price      US$1.93       US$1.93       US$1.93
         ------------------------------------------------------------------
         Vesting date             Aug 11, 2009  Aug 11, 2010  Aug 11, 2011
         ------------------------------------------------------------------
         Expected life in years       5.50          6.00          6.50
         ------------------------------------------------------------------
         Risk-free rate              3.982%        3.982%        3.982%
         ------------------------------------------------------------------
         Volatility                    60%           60%           60%
         ------------------------------------------------------------------
         Exercise price              US$2.00       US$2.00       US$2.00
         ------------------------------------------------------------------
         Call option value           US$1.08       US$1.12       US$1.16
         ------------------------------------------------------------------

                                                      Options    Option Price Per   Weighted Average
                                                                            Share     Exercise Price
                                                                              US$                US$
                                                                              ---                ---
Outstanding at January 1, 2008                              -                   -                  -
Granted                                               700,000                2.00               2.00
Forfeited                                                   -                   -                  -
                                            ---------------------------------------------------------
Outstanding at September 30, 2008                     700,000                2.00               2.00
                                            ---------------------------------------------------------

         The exercise price is US$2.00 per option. The weighted average per option fair value of options granted during 2008 was US$1.12 and the weighted average remaining contractual life of those options at September 30, 2008 is 10 years. No options are currently exercisable. The retention rate of 50% is based on personnel retention history for persons in this class of participants by AXIS Consultants Pty Ltd.

         The remaining value of the outstanding options equates to A$404,466 (US$359,611) and is being amortised over the vesting periods.

         For the nine months ended September 30, 2008, the amortization amounted to A$36,430 (US$32,390).

         As at September 30, 2008, 7,444,005 options over shares were available for future grants under the Stock Option Plan.

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

         During the nine months ended September 30, 2007, AXIS charged the Company A$709,243 for management and administration services, and A$622,096 for exploration services and charged interest of A$14,683 on the outstanding balance and the Company repaid A$1,826,060. AXIS charged interest at a rate of 10.10% for the nine months ended September 30, 2007. The amount owed to AXIS at September 30, 2007 was A$15,984.

         During the nine months ended September 30, 2008, AXIS charged the Company A$3,704,816 for management and administration services, and A$1,263,862 for exploration services. The Company purchased a Lear jet from AXIS to utilize in its operations at a price of A$1,210,000 (A$1,100,000 which was based on an external valuation plus 10% GST). The Company placed on deposit with AXIS funds amounting to A$1,596,000 to acquire three properties in Mt Isa, which is the base for the Company's phosphate project, to be used to accommodate employees and consultants when working in Mt Isa and relocating to the field operations. The Company paid A$8,404,831 which includes the cost of the Lear jet, the three properties and an advance for 2008 charges and ongoing operations. The Company charged AXIS interest of A$38,330 at a rate between 10.80% and 11.75% for the nine months ending September 30, 2008. The amount owed by AXIS at September 30, 2008 was A$2,213,574

         Effective as of March 3, 2006, Legend entered into a Contract for the Sale of Mining Tenements ("Contract") with Astro Diamond Mines N.L. ("Astro") an Australian company pursuant to which the Company acquired certain diamond mining tenements in Northern Australia from Astro. The consideration payable by Legend to Astro was A$1.5 million and Legend was also required to pay to Astro any costs incurred on the tenements after February 1, 2006. Astro provided commercial warranties which are usual for a transaction of this nature in favour of Legend. Under Australian law, Astro was required to provide an independent experts report to shareholders for this transaction. In order to prepare the independent experts report, a mineral valuation was prepared on behalf of Astro which indicated that the preferred value for the tenements that are the subject of the transaction was A$1.5 million. This formed the basis of the consideration agreed by the parties. The President and Chief Executive Officer of the Company, Mr. J. I. Gutnick, was Chairman and Managing Director of Astro and Dr DS Tyrwhitt, an independent Director of the Company is also a Director of Astro. The tenements are located in the Northern Territory of Australia and are prospective for all minerals. Astro incurred costs on the mining tenements from February 1, 2006 which at settlement Legend was required to pay. However, Astro had not quantified the amount at the date of settlement and it was only finally quantified in November 2006. The consideration and all related acquisition costs, costs incurred by Astro since February 1, 2006 and exploration expenditure incurred by the Company is shown in the Statement of Operations as Exploration Expenditure.

7.       COMMITMENTS

         During December 2006, the Company entered into an operating lease agreement for a motor vehicle which expires in 2008. The lease agreement has a monthly repayment amount of A$1,123. The future minimum lease repayments under a non-cancellable lease at September 30, 2008, were A$2,219.

         During July 2007, the Company entered into a sublease agreement for the rental of office premises which expires in 2008. The total rental payment for 2008 is A$50,022 and the amount of the remaining commitment outstanding as at September 30, 2008 is A$18,373.

         During April 2008, the Company entered into a finance lease agreement for a motor vehicle which expires in 2012. The lease agreement has a monthly repayment amount of A$1,050. The future minimum loan repayments under a non-cancellable lease at September 30, 2008 were A$51,734

         During July 2008, the Company entered into an agreement for an aircraft maintenance and safety upgrade program for the Lear Jet 35 for an estimated cost of A$250,000. The total cost will be finalised by November 30, 2008, and the amount incurred to date is A$201,350.

         During August 2008, the Company entered into a lease agreement for the rental of office premises which expires in 2010. The total rental payment for 2008 is A$15,970.

         During September 2008, the Company entered into a capital finance lease agreement for a motor vehicle which expires in 2011. The lease agreement has a monthly repayment amount of A$5,134. The future minimum loan repayments under a non-cancellable lease at September 30, 2008 were A$179,698.

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

                                                                     2008
                                                                       A$
Not later than one year                                         1,667,957
Later than one year but not later than five years               3,299,356
Later than five years but not later than twenty one years               -
                                                            --------------
                                                                4,967,313
                                                            ==============

8.       ACQUISITIONS/INVESTMENTS

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

         As at September 30, 2008 the net assets and liabilities acquired by the Company have no value. The consideration and legal costs of A$326,526 paid by the Company are included as exploration expenditure.

9.       SUBSEQUENT EVENTS

         On October 13, 2008, the Company issued to eligible participants 2,787,500 options under the 2006 Incentive Stock Option Plan. The options have a strike price of US$1.00 and a latest exercise date of October 13, 2018. The options vest 1/3rd in 12 months from the date of issue, 1/3rd in 24 months from the date of issue and 1/3rd in 36 months from the date of issue. The Company is currently having an external consultant value the options.

         On October 17, 2008, the Company issued to eligible participants 1,050,000 options under the 2006 Incentive Stock Option Plan. The options have a strike price of US$1.00 and a latest exercise price of October 13, 2018. The options vest 1/3rd in 12 months from the date of issue, 1/3rd in 24 months from the date of issue and 1/3rd in 36 months from the date of issue. The Company is currently having an external consultant value the options.

         On October 27, 2008 the Company entered into a Heads of Agreement with Mt Isa Metals Ltd ("MET") for the formation of a Joint Venture ("JV") over each party's respective interest in tenements overlying the D-Tree phosphate deposit. Under the JV Legend will manage and hold an 80% interest in the JV and MET will hold a 20% contributing interest in the JV. Significantly, the JV will also have access to plant and infrastructure at Legend's 100% owned proposed Lady Annie phosphate development, which lies 9 miles to the east of D-Tree., Legend will contribute tenements EPM 14753, EPMA's 17333, 17437, 17443 and 17446, and, MET will contribute tenement EPM 15763 (D- Tree West). The Company is considering the appropriate accounting treatment for the JV and may be required to account for the JV in accordance with FASB 141R "Business Combinations".

         On November 10, 2008, the Company entered into a contract with AXIS to purchase a property in Mt Isa which is the base for the Company's phosphate project, to be used to accommodate employees and consultants when working in Mt Isa and relocating to the field operations. The consideration for the property is A$900,000 which was based on the cost of the property to AXIS in April 2008. AXIS had acquired the property at the request of the Company whilst the Company sought FIRB approval in Australia to the acquisition of the property.

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

         The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar during the periods indicated:

         9 months ended September 30, 2007 A$1.00 = US$.8884
         9 months ended September 30, 2008 A$1.00 = US$.8211

RESULTS OF OPERATION

Three Months Ended September 30, 2008 vs. Three Months Ended September 30, 2007.

         The Company's financial statements are prepared in Australian dollars (A$). A number of the costs, expenses and assets of the Company are incurred/held in US$ and the conversion of these costs to A$ means that the comparison of the three months ended September 30, 2008 to the three months ended September 30, 2007 does not always present a true comparison.

         Other income increased from A$2,068 for the three months ended September 30, 2007 to A$1,586,828 for the three months ended September 30, 2008 which primarily represents interest on funds in the bank of $1,576,264 as a result of the increase of funds in the bank following the private placement in June 2008 and the exercise of options in July 2008.

         Costs and expenses increased from A$1,919,343 in the three months ended September 30, 2007 to A$5,994,554 in the three months ended September 30, 2008. The increase in expenses is a net result of:

     a) an increase in exploration expenditure written off from A$1,274,519 for the three months ended September 30, 2007 to A$2,227,340 in the three months ended September 30, 2008. The exploration costs include geological/geophysical/mineral analysis contractors, salaries for contract field staff, travel costs, accommodation, tenement holding costs and drilling recommenced in April 2008 following the end of the wet season in Northern Australia together with work on the preliminary scoping and prefeasibility work on the Queensland tenements. As a result of the increase in the Company's exploration activities, additional staff costs were incurred via the service arrangements with AXIS as AXIS provided additional staff to undertake the Company's activities.

     b) an increase in legal, accounting and professional expense from A$47,997 for the three months ended September 30, 2007 to A$142,573 for the three months ended September 30, 2008 as a result of the increase in legal fees for general legal work including preparation of the Form S-1 registration statements following the private placement, stock transfer matters, regulatory filings; , stock transfer agent fees, and audit and accounting fees for professional services in relation to the Form 10-Q and the registration statement. All fees have increased in the three months to September 30, 2008 as a result of increased activity by the Company as a consequence of the exploration program and capital raising activities.

     c) an increase in administrative costs from A$498,186 in the three months ended September 30, 2007 to A$2,040,830 in the three months ended September 30, 2008 as a result of an increase in direct costs, including salaries and related costs, indirect costs and service fees, charged to the Company by AXIS which increased from $498,519 to $1,244,451, as a result in the level of activity of the Company; the cost of travel and accommodation in the marketing of the Company of A$193,594, and investor relations, tenement and other consultants costs of A$315,483. The increases are as a result of the increase in activity by the Company as a consequence of the acquisition of mining tenements, preparation of regulatory filings and capital raising activities.

     d) an decrease in interest expense from A$14,009 for the three months ended September 30, 2007 to A$2,521 for the three months ended September 30, 2008. For the three months ended September 30, 2008, interest was incurred on motor vehicle finance lease.

     e) an increase in stock based compensation from A$84,632 in the three months ended September 30, 2007 to A$1,581,290 in the three months ended September 30, 2008 as a result of the increase in amortization of the issue cost of options under the 2006 Incentive Option Plan. See footnote 4 for further details on the options issued.

         As a result of the foregoing, the loss from operations increased from A$1,917,275 for the three months ended September 30, 2007 to A$4,407,726 for the three months ended September 30, 2008.

The Company recorded a foreign exchange gain of A$3,978,148 in the three months ended September 30, 2008 compared to a foreign currency exchange loss for the three months ended September 30, 2007 of $159,460. The Company raised US$117,350,000 (A$123,700,384) from a private placement and exercise of options in June and July 2008. The Company's operating project is based in the Sate of Queensland Australia and the Company made the decision to move a majority of its funds to its Australian bank account and convert the funds to Australian dollars, to avoid any speculative risk on exchange rates. The Company retains some funds in its US bank account and the A$/US$ exchange rate has moved from a rate of approximately A$1 equals US$0.96 in mid August 2008 to A$1 equals US$0.82 at September 30, 2008. In converting the funds in its US bank account to A$ at September 30, 2008,a foreign exchange gain was recorded as a result of the movement in the Australian dollar versus the US dollar.

The net loss was A$2,076,735 for the three months ended September 30, 2007 compared to a net loss of A$429,578 for the three months ended September 30, 2008.

Nine Months Ended September 30, 2008 vs. Nine Months Ended September 30, 2007.

         The Company's financial statements are prepared in Australian dollars (A$). A number of the costs, expenses and assets of the Company are incurred/held in US$ and the conversion of these costs to A$ means that the comparison of the nine months ended September 30, 2008 to the nine months ended September 30, 2007 does not always present a true comparison.

         Other income increased from A$6,471 for the nine months ended September 30, 2007 to A$1,936,800 for the nine months ended September 30, 2008, of which $1,898,470 represents interest on funds in the bank following the private placement in June 2008 and the exercise of options in July 2008and A$38,330 represents interest from affiliate companies.

         Costs and expenses increased from A$4,576,712 in the nine months ended September 30, 2007 to A$14,632,046 in the nine months ended September 30, 2008. The increase in expenses is a net result of:

     a) an increase in exploration expenditure written off from A$2,969,928 for the nine months ended September 30, 2007 to A$4,339,553 in the nine months ended September 30, 2008. The exploration costs include geological/geophysical/mineral analysis contractors, salaries for contract field staff, travel costs, accommodation and tenement acquisition costs of A$326,527 (refer Note 8 to the Financial Statements), tenement holding costs and drilling recommenced in April 2008 following the end of the wet season in Northern Australia together with work on the preliminary scoping and prefeasibility work on the Queensland tenements. As a result of the increase in the Company's exploration activities, additional staff costs were incurred via the service arrangements with AXIS as AXIS provided additional staff to undertake the Company's activities.

     b) an increase in legal, accounting and professional expense from A$107,296 for the nine months ended September 30, 2007 to A$450,380 for the nine months ended September 30, 2008 as a result of the increase in legal fees for general legal work including preparation of the Form S-1 and Form SB-2 registration statements following the private placements in late 2007 and in 2008 stock transfer matters, regulatory filings, private placement matters; stock transfer agent fees, and audit and accounting fees for professional services in relation to the Form 10-Q, 10-K and the registration statements. All fees have increased in the nine months ended September 30, 2008 as a result of increased activity by the Company as a consequence of the exploration program and capital raising activities.

     c) an increase in administrative costs from A$1,196,894 in the nine months ended September 30, 2007 to A$6,280,787 in the nine months ended September 30, 2008 as a result of an increase in direct costs, including salaries and related costs, indirect costs and service fees, charged to the Company by AXIS which increased from $399,883 to $3,704,816, as a result in the level of activity of the Company; the cost of the shares issued under a registration rights agreement of A$660,494; the cost of travel and accommodation in the marketing of the Company of A$605,847, investor relations, tenement and other consultants of A$853,378 and New York office costs of A$221,545. The increases are as a result of the increase in activity by the Company as a consequence of the acquisition of mining tenements, preparation of regulatory filings and capital raising activities.

     d) a decrease in interest expense from A$47,015 for the nine months ended September 30, 2007 to A$21,226 for the nine months ended September 30, 2008 due to the increase in vehicle finance lease costs which were offset by a decrease in interest as some historical interest bearing debt had been repaid. For the nine months ended September 30, 2008, interest was incurred on motor vehicle finance leases and camp lease.

     e) an increase in stock based compensation from A$255,579 in the nine months ended September 30, 2007 to A$3,540,100 in the nine months ended September 30, 2008 as a result of the increase in amortization of the issue cost of options under the 2006 Incentive Option Plan. See footnote 5 to the Financial Statements for further details on the options issued.

         As a result of the foregoing, the loss from operations increased from A$4,570,241 for the nine months ended September 30, 2007 to A$12,695,246 for the nine months ended September 30, 2008.

The Company recorded a foreign exchange gain of A$2,093,973 in the nine months ended September 30, 2008 compared to a foreign currency exchange loss for the nine months ended September 30, 2007 of $315,995. The Company raised US$117,350,000 from a private placement and exercise of options in June and July 2008. The Company's operating project is based in the State of Queensland, Australia and as a result during the quarter, the Company made the decision to move a majority of its funds to its Australian bank account and convert the funds to Australian dollars, to avoid any speculative risk on exchange rates. The Company retains some funds in its US bank account and the A$/US$ exchange rate has moved from a rate of approximately A$1 equals US$0.96 in mid August 2008 to A$1 equals US$0.82 at September 30, 2008. In converting the funds in its US bank account to A$ at September 30, 2008,a foreign exchange gain was recorded as a result of the movement in the Australian dollar versus the US dollar.

The net loss was A$4,886,236 for the nine months ended September 30, 2007 compared to a net loss of A$10,601,273 for the nine months ended September 30, 2008.

Liquidity and Capital Resources

         For the nine months ending September 30, 2008, net cash used in operating activities was A$9,695,491 (2007: A$4,352,769) primarily consisting of the net loss of A$10,601,273 (2007: A$2,809,501), an increase in accounts receivable of A$1,145,497 (2007:A$33,833), prepayments and deposits of A$940,825 (2007:A$295,762) accounts payable and accrued expenses of A$131,655 (2007:(A$6,400)); net cash used in investing activities was A$3,281,348
(2007:A$125,899) being for the purchase of a Lear jet, motor vehicles, geotechnical software and equipment for A$1,516,822; deposit for application for shares and property acquisition of A$1,438,000 and the purchase of investments for A$326,526; and net cash provided by financing activities was A$117,830,998 (2007: A$6,757,606) being net proceeds from share issue.

         As at September 30, 2008 the Company had A$124,036,222 in cash, A$818,431 in receivables, A$1,412,466 in prepayments and short-term obligations of A$1,205,889 comprising accounts payable and accrued expenses and motor vehicle lease costs

         We plan to continue our exploration, pre-feasibility and development activities throughout 2008 and 2009, and anticipate spending A$10,000,000 on exploration and feasibility studies and A$4,000,000 for capital purchases relating to the projects. In addition, we expect that we will need to spend $6,000,000 on legal, professional, accounting and administration expenses.

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

         In connection with the BMO Offering, the Company agreed not to issue any additional shares of Common Stock (other than pursuant to existing rights) for a period of 120 days following the closing without the consent of BMO, which shall not be unreasonably withheld. The Company also agreed to appoint a chief operating officer with the approval of BMO and to use its reasonable best efforts to list its shares of Common Stock on the American Stock Exchange ("AMEX") within six months following the closing date. As a result of the current market conditions, the Company has put on hold a decision to list on AMEX.

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

         Effective July 14, 2008, the Company entered into a Shares Option Agreement with the Indian Farmers Fertilizer Cooperative Limited ("IFFCO") to finance the Company's operations.

         Under the Share Options Agreement, IFFCO received options to purchase 30 million shares of Common Stock of the Company on the following terms:

         e. 5,000,000 options, at an exercise price of US$2.50 per share and expiring 60 days from July 11, 2008;
         f. 8,000,000 options, at an exercise price of US$3.00 per share and expiring 12 months from July 11, 2008;
         g. 8,000,000 options, at an exercise price of US$3.50 per share and expiring 18 months from July 11, 2008;
         h. 9,000,000 options, at an exercise price of US$4.00 per share and expiring 24 months from July 11, 2008.

         During the third quarter of 2008, the 5,000,000 options issued to IFFCO, at an exercise price of US$2.50 per share and expiring 60 days from July 11, 2008 were exercised on August 11, 2008 and pursuant to the Share Options Agreement, received a 1.2% discount on the exercise price. The total amount received was A$13,672,091 (US$12,350,000) and the Company issued 5,000,000 shares of common stock.

         The total remaining proceeds amount to US$88 million, and when exercised will be utilized to fund expenditure related to the Company's phosphate project.

         The Company accounts for these options as a financing activity and accordingly, records all proceeds upon exercise of such options within shareholders equity.

         The Share Options Agreement also gives IFFCO a pre-emptive right to acquire its pro rata share of future issuances of Common Stock by the Company, with certain exceptions.

         Pursuant to the Shares Option Agreement, the parties agreed to enter into a long-term rock off-take agreement, which shall be separately negotiated but which shall be based on certain principles which were previously described in the Company's Quarterly Report of Form 10-Q for the fiscal quarter ended June 30, 2008.

         Effective as of August 7, 2008, the Company filed a Registration Statement on Form S-1/A with the Securities and Exchange Commission to register the 42,000,000 shares of common stock and 840,000 shares issuable upon exercise of options that were issued in the BMO private placement offering in June 2008. The Registration Statement was declared effective on September 30, 2008.

         The Company is considered to be an exploration stage company, with no significant revenue, and is dependent upon the raising of capital through placement of its common stock, preferred stock or debentures to fund its operations. In the event the Company is unsuccessful in raising such additional capital or to produce operating revenues in the future, it may not be able to continue active operations.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

         At September 30, 2008, the Company had no outstanding loan facilities. At September 30, 2008, assuming no change in the cash at bank, a 10% change in the A$ versus US$ exchange rate would have a A$1,246,363 effect on the Company's cash position.


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


                                   LEGEND INTERNATIONAL HOLDINGS, INC.

                                   (Registrant)




                                   By:   /s/ Peter J Lee
                                         ------------------------------------
                                   Peter J Lee
                                   Chief Financial Officer and Secretary


Dated: November 13, 2008

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