Form 10-K
period 2008-12-31
LEGEND INTERNATIONAL HOLDINGS INC
filed 2009-03-26
CIK 1132143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: December 31, 2008
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of  the Act).

Yes	☒	No	☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant’s common stock, (“Common Stock”) held by non-affiliates of the Company was US$659,251,076 as at June 30, 2008.

There were 226,315,392 outstanding shares of Common Stock as of March 04, 2009

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes	☐	No	☐

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

EXPLANATORY NOTE

The Registrant was formerly a “small business issuer” that qualified as a “smaller reporting company” until December 31, 2008, at which time the Registrant met the definition of an “accelerated filer.”  In accordance with SEC Release No. 33-8876, the Registrant has elected to follow the disclosure requirements applicable to a smaller reporting company in this Form 10-K.

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

Currency

We use the Australian dollar as our reporting currency, since we are headquartered in Australia and our administrative expenses are incurred in Australian dollars. References to dollars are to Australian dollars (A$) unless otherwise indicated as being United States dollars (US$). For the convenience of the reader, the Australian Dollar figures for the year ended December 31, 2008 have been translated into United States Dollars (“US$”) using the rate of exchange at December 31, 2008 of A$1.00=US$0.6907.  Prior to July 31, 2006, the Company’s functional currency was the US dollar. However, as a result of the purchase of diamond mining tenements in Northern Australia in July 2006, the Company’s 2006 revenue and expenses were primarily denominated in Australian dollars (A$). Statement of Financial Accounting Standards (‘‘SFAS’’) No. 52, Foreign Currency Translation, states that the functional currency of an entity is the currency of the primary economic environment in which the entity operates. Accordingly the Company determined that from August 1, 2006 the functional currency of the Company is the Australian dollar. Assets, liabilities and equity were translated at the rate of exchange at July 31, 2006.  Revenue and expenses were translated at actual rates. Translation gains and losses were included as part of accumulated other comprehensive gain.

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

Legend’s Land Holdings and Projects

The Legend landholdings, prospective for phosphate, diamonds and base metals cover 40,525 acres in Queensland, Australia and 4.7 million acres in the Northern Territory, Australia. In Queensland, Legend’s holdings are historical phosphate deposits located in the Mt. Isa district, along the margin of the Georgina Basin which is host to major base metal and phosphate deposits.

Legend’s mining tenements are divided into the following project areas:

•	Phosphate Projects:

▪	The Queensland Phosphates

•	Diamond Projects:

▪	Glyde River, Northern Territory.

▪	Foelsche, Northern Territory

▪	Abner Range, Northern Territory.

▪	Cox, Northern Territory.

•	Base Metals

▪	McArthur River, Northern Territory

▪	Selby Project, Northern Territory

Queensland Projects

Tenement Status, Details & Commitments (Projected) Queensland, Australia

Lease	Lease Status	Project	Grant Date	Expiry Date	Area (Ha)	Anni. Date (2009)	Legend Interest	GST Inclusive
								Rent $ (2009)	Commit. $ (2009)
EPM14753	Granted	D-Tree	21/04/2008	20/04/2013	6,771	20/04/2009	80%	$2,749	$50,000
EPM15763	Granted	D-Tree West	26/06/2008	25/06/2013	25,500	25/06/2009	80%	$10,341	$40,000
EPM14905	Granted	Quita Creek	12/12/2006	11/12/2011	29,250	11/12/2009	0%*	$12,043	$70,000
EPM14906	Granted	Highland Plains	24/08/2007	23/08/2012	32,484	23/08/2009	0%*	$13,090	$50,000
EPM14912	Granted	Lily & Sherrin Creek	30/01/2007	29/01/2012	32,118	29/01/2009	0%*	$13,090	$50,000
EPM16942	Application 9/10/2007	Lady Annie			5,802		100%
EPM17087	Application 3/12/2007	Drifter			3,548		100%
EPM17330	Application 4/02/2008	Lady Jane			1,291		100%
EPM17333	Application 5/02/2008	Thorntonia			12,265		80%
EPM17437	Application 3/03/2008	West Thornton Creek			645		80%
EPM17441	Application 3/03/2008	Johnstones Creek			5,806		100%
EPM17443	Application 3/03/2008	East Galah Creek			1,290		80%
EPM17446	Application 3/03/2008	Epsom Creek			2,258		80%
EPM17447	Application 3/03/2008	Lady Annie East			2,900		100%

* earning 80% interest

Landholdings

Some of Legend’s landholdings (tenements) are held under licence from the Queensland Government in Australia. Tenements are granted as either exploration permits, mineral development licences or mining leases.

Exploration permits can only be applied for over available ground.  Applications consist of a prescribed application form, proposed exploration programme with estimated expenditure and the prescribed application fee.  An exploration permit number is assigned when the application is received.  The Department then assesses the application to determine whether a company is a suitable candidate and proposes to spend sufficient funds on exploration on the licence.  If the Department considers a company to be a suitable candidate, the Department then assesses the environmental impact of the proposed exploration programme and also commences the native title process.  The native title process involves advertising the application for the purpose of determining whether there are any objections to the licence being granted. If there are no objections, the permit is granted. EPM’s 16942, 17330, 17333, 17441, 17446 and 17447 were all advertised as part of the native title process on January 14, 2009. Applications EPM17087, 17437 and 17443 have not yet been advertised by the Department.

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

Geological History of the Georgina Basin of Queensland.

The Georgina Basin hosts a number of phosporite deposits near Mt Isa. In particular, the Beetle Creek Formation and Thorntonia Limestone contain three key phosporite ore-types: pelletal, microsphorite and replacement-types. The Lady Annie, Lady Jane, D-Tree & Thorntonia phosphate deposits lie within the Beetle Creek Formation and its lateral facies equivalents. (Howard, 1986)

The Inca Formation is the youngest unit, composed of laminated siltstones and shales and conformably overlies Thorntonia Limestone. The Thorntonia Limestone is a dolomitic limestone with increasing chert bands toward top. It is the lateral facies equivalent to the Beetle Creek Formation, with which it intertongues. The Beetle Creek Formation hosts the phosphate deposits, composed predominately of interbedded coarse to fine grained phosphorites, siltstone, claystone, chert and some descrete carbonate lenses. Locally, karst-like surfaces are filled with chalky high-grade phosphate that appear to replace the underlying limestone. This unit conformably and gradationally overlies Mt Hendry Formation which is a discontinuous conglomerate and sandstone. (Cook & Elgueta, 1986)

All the deposits formed under coastal, shallow marine conditions. These Cambrian sediments are covered by up to 71 metres of Mesozoic claystone and sandstone and Cainozoic alluvium and eluvium. Coarse to medium grained skeletal-ovulitic grainstone and packstone phosphorites are thought to have formed through reworking, transport and accumulation grains.  Phosphatic microsphorite are thought to have formed from the suspension of very fine grained detrital material or precipitation from the water column in very shallow supratidal areas. (Cook & Elgueta, 1986) The replacement phosphates are thought to have occurred due to post-depositional phosphate replacement of carbonate, such as found at D-Tree.

DARWIN
Lead Holdings
MT ISA
TOWNSVILLE
ALICE SPRINGS
BRISBANE
KALGOORLIE
PERTH
BROKEN HILL
SYDNEY
ADELAIDE
CANBERRA
BALLARAT
MELBOURNE
HOBART
N
0 250 500 1,000
Kilometres
LEGEND
Legend Tenements
as at 01/01/09
Date: 29/01/09
File: Legend tenements as at 010109
Plot: Legend tenements
Figure:

SPRINGVALE
HIGHLAND PLAINS
MUSSELBROOK MINING CAMP
LAWN HILL
RIVERSLEIGH
GALLIPOLI
NORFOLK
THORNTONIA
Thorntonia - Yelvertoft Road
UNDILLA
GUNPOWDER
Gunpowder
Mt Watson
DOBBYN
Lady Annie
COOBULLAH
Lady Loretta
Mt Kelly
Dugald River
Lake Julius
CAMOOWEAL
AVON DOWNS
SOUDAN
Barkly Highway
WOOROONA
BARKLY DOWNS
AUSTRAL DOWNS
DUCHESS
MOUNT ISA
Mica Creek
LAKE NASH
GEORGINA
HEADINGLY
URANDANGI
WALGRA
SARANDOTTA
LIMBOOLA
MANNERS CREEK
OBAN
MT GUIDE
CLONCURRY
MARY KATHLEEN
MALBON
TREKELANO
MAYFIELD
DAJARRA
BUCKINGHAM DOWNS
NORMANTON
GRANADA
KAJABBI

Legend

- Application
- Granted
- Phosphate occurrence
- Access route
- Unsealed Roads
- Sealed Roads
- Mineral deposit
- Population centres
- Pipeline
- Powerlines
- Lakes
- Waterways

N

GDA94/MGA54

0 12.5 25 50

Kilometres

LEGEND

Date: 02/03/09

Author: JW

Scale 1:1,000,000

Legend International Holdings Inc
Phosphate projects
North West Queensland

Exploration History and Forward Work Program

The Lady Annie, Lady Jane, D-Tree & Thorntonia phosphate deposits are located approximately 130km north west of Mt Isa in the Georgina Basin. The historically published deposits lie within the same geological rock unit and their size and tonnages are as follows:

Deposit	Classification	Estimated million tonnes	% P2O5
Lady Annie	Non-reserve mineralized material*	293	16.6[1]
Lady Jane	Non-reserve mineralized material*	193	17.6[1]
D-Tree Thorntonia	Non-reserve mineralized material* Non-reserve mineralized material*	339[2] 16	15.9[1] 18.1[1]

* Such non-reserve mineralized material would not qualify as a reserve until a comprehensive evaluation based upon unit cost, grade, recoveries and other material factors concludes being both legal and economic feasibility

1 Source of Information
Historically published resources & reserves in Queensland Minerals Mines & Projects, 4th Edition. From:1 1990 Freeman, M.J., Shergold, J.H., Morris, D.G., & Walter, M.R. Late Proterozoic And Palaeozoic Basins of Central and Northern Australia- Regional Geology And Mineralisation. 21996 Draper, J.J Phosphate- Queensland Mineral Commodity Report, Queensland Government Mining Journal, 97 (1131) 14-25.

2 Legend has an 80% interest in these deposits.

Past feasibility studies by BH South Ltd (Rogers J.K, 1988) occurred in 1974 on a phosphate rock beneficiation plant and slurry pipeline to the Queensland coast. Beneficiation test shafts and mining scale trenches were dug. A pilot plant built in 1973 produced 34% P205 concentrate at Lady Annie from 17% P205 rock (Cook, P.J. 1989). Feasiblity was concluded at that time at a production rate of 4-5 million tonnes per year (Cook, P.J. 1989).

A thorough Open File Historical data review has commenced. Past exploration and reserve estimation data is being acquired and compiled into a global database for use in re-validating the past surveys, drilling and sampling. Appropriate Heritage, Environmental and Proposals for Works approvals are being sought. A detailed field sampling and drilling program is being developed in full awareness of quality control and compliance procedures to verify past data and re-establish the volumes and percentage of phosphate in these deposits. Fieldwork commenced during 2008.

Current Work

A drilling program at the D-Tree deposit commenced in September 2008. Up to 3 drill rigs were used on the drill program to complete stage one. All three types of drilling have been summarized below.

Drill Type	No. of Holes	Metres
RC	476	12,520
Sonic	11	300
Diamond	13	324

Drilling and Sampling Methodology

The phosphate drilling program was drilled on a nominal 300 metre by 300 metre grid pattern. Some areas, such as the Galah Creek area were drilled on a 100 metre by 100 metre spacing to better define the areas of higher grade.

Three types of drilling have been conducted in the deposit to date. Reverse circulation (RC) drilling is used as the base for all results reported in this document and is the most extensive type of drilling. The second type is Diamond drilling, which mainly consists of holes to twin current RC drilling for quality control purposes. A third type, Sonic drilling was also used to obtain larger samples which are appropriate for metallurgical sampling and testing. Sonic drilling uses an ultra-high frequency oscillating drill bit to cut through the rock giving full sample recovery as there is no high pressure air or water required in the process.

All RC samples were collected using a 3-tier riffle splitter over 1 meter intervals, yielding a 2-3 kilogram (“kg”) sample for subsequent assaying. A second split has also been collected from some high grade intervals to use in quality assurance of the sampling process. Assay results from all such field duplicate samples received so far show very good correlation between assays from original and duplicate samples.

The RC holes drilled have been completed using either a 4.5” (114.3mm) or 5” (127mm) drill bit. All Diamond core has been drilled at HQ triple tube size and Sonic core was drilled at 6” (152mm) drill bit. Sample recoveries for the diamond drilling have been logged and recorded.

All phosphate samples have been submitted to either one of two commercial laboratories located in either Mt Isa or Brisbane. The analytical technique used was fused bead XRF, but some samples were also tested using a fused bead ICP method for comparison. All samples were analyzed for P2O5, Al2O3, Fe2O3, MgO, CaO and SiO2.

A series of pulp duplicates were taken at the preparation stage to test for laboratory accuracy and precision with all results showing good correlation and within acceptable limits. A series of matrix matched phosphate reference standards have also been submitted with the samples to ensure accuracy and precision of assaying. The results of these standards came back within acceptable limits.

Results

Legend has received results for 470 of the 476 RC holes drilled. A total of 12,520 metres of drilling is complete with results received so far totalling approximately 12,100 assays.

For all RC drilling a total of more than 250 holes have an intercept of greater than 8% P2O5. As some holes have up to 3 separate intercepts at this grade there is a total of 332 intervals representing three main identified zones within the Project area (see Figure 2). All intercept results were calculated with an 8% minimum P2O5 cut, minimum 2 metre intercept and maximum of 2 metres contiguous internal dilution and are listed in Appendix A.

Table 3 shows all significant intercepts of greater than 25% P2O5. All drilling has been done with vertical holes which, as the deposit is nominally flat lying gives a true width for each mineralized zone. These zones were calculated using a minimum width of two metres and a maximum internal dilution of two contiguous metres. See Appendix A for collar coordinates of these holes. This table represents the drill intercepts that have the greatest potential for delivering high grade direct shipping ore or material that requires little dry beneficiation through crushing, screening or magnetic separation. These high grade zones are clustered in two main areas, North D-Tree and Galah Creek as depicted in figure 2.

Two east-west cross sections through the deposit are also shown in figure 3. The section lines chosen are depicted on figure 2. The sections show the mineralization continuity over east-west widths of 2-3 kilometres and figure 2 shows the continuity in the north-south direction of well over 10 km. These diagrams clearly show the massive extent of the D-Tree mineralization and therefore the approximate magnitude of an exploration target that may exist within any given part of the overall phosphate deposit area. The deposit is known from historical drilling to extend in north, south and west directions into other landholdings granted or under application by Legend which combine to form the D-Tree project. The D-Tree project currently has a Heads of Agreement in place to form a Joint Venture with Mt Isa Metals Ltd whereby Legend will hold an 80% interest.

Hole_ID	From (m)	To (m)	Width (m)	P2O5%	Fe2O3%	Al2O3%	*R2O3%	MgO %	SiO2%	CaO %	CaO:P2O5 Ratio
DTRC0034	1	3	2	25.80	5.80	2.05	7.85	0.15	27.80	34.95	1.35
DTRC0053	2	5	3	30.67	5.50	2.50	8.00	0.10	6.87	40.97	1.34
DTRC0076	6	9	3	28.60	5.50	3.37	8.87	-0.03	18.43	38.23	1.34
DTRC0076	15	17	2	30.50	2.35	2.05	4.40	0.00	18.85	41.35	1.36
DTRC0083	27	29	2	33.85	1.50	1.75	3.25	0.20	11.18	46.10	1.36
DTRC0090	10	12	2	26.45	4.35	2.85	7.20	0.25	23.45	36.30	1.37
DTRC0098	9	11	2	32.30	0.35	2.00	2.35	0.20	15.34	44.20	1.37
DTRC0112	27	30	3	28.87	1.77	2.10	3.87	0.13	23.00	39.43	1.37
DTRC0113	13	15	2	27.60	4.05	2.95	7.00	0.20	22.15	37.50	1.36
DTRC0127	20	23	3	27.87	1.87	4.23	6.10	0.23	23.70	37.77	1.36
DTRC0132	15	17	2	29.55	2.85	2.69	5.54	0.17	20.45	39.85	1.35
DTRC0133	13	16	3	27.20	10.73	2.97	13.70	0.20	17.13	36.83	1.35
DTRC0133	28	31	3	26.93	5.97	3.60	9.57	0.23	20.83	36.70	1.36
DTRC0139	23	25	2	26.75	4.45	2.85	7.30	0.25	24.10	36.30	1.36
DTRC0147	8	12	4	30.22	0.45	2.83	3.28	0.20	19.95	41.02	1.36
DTRC0148	6	8	2	27.50	2.55	4.05	6.60	0.20	22.70	37.30	1.36
DTRC0157	12	14	2	33.65	2.70	3.04	5.74	0.12	9.35	45.90	1.36
DTRC0158	14	16	2	29.20	5.23	2.66	7.89	0.14	18.65	39.45	1.35
DTRC0188	4	8	4	29.48	1.80	4.80	6.60	0.52	18.29	40.15	1.36
DTRC0212	17	20	3	32.30	14.43	0.77	15.20	0.03	2.93	43.37	1.34
DTRC0244	4	6	2	32.55	0.90	2.00	2.90	0.15	15.65	43.85	1.35
DTRC0258	18	20	2	34.55	4.35	2.20	6.55	0.00	5.87	45.85	1.33
DTRC0292	14	16	2	30.60	7.00	3.30	10.30	0.05	12.21	40.70	1.33
DTRC0300	7	9	2	30.40	9.26	2.34	11.60	0.13	11.98	41.25	1.36
DTRC0302	7	9	2	28.40	12.55	4.38	16.93	0.17	10.86	37.45	1.32
DTRC0338	16	18	2	26.80	6.17	3.93	10.10	0.20	21.15	36.05	1.35
DTRC0339	11	13	2	27.65	4.28	5.70	9.98	0.18	19.00	37.20	1.35
DTRC0352	13	16	3	34.47	1.77	2.01	3.78	0.07	11.30	46.70	1.35
DTRC0375	13	15	2	28.20	16.30	2.30	18.60	0.15	10.01	37.60	1.33
DTRC0384	19	21	2	34.75	5.21	1.53	6.74	0.10	6.02	47.85	1.38
DTRC0387	8	10	2	28.05	23.02	2.20	25.22	0.15	3.09	37.60	1.34
DTRC0432	2	4	2	26.40	5.78	3.40	9.18	0.20	22.95	35.75	1.35
DTRC0451	14	16	2	33.55	1.20	1.61	2.81	0.07	14.73	45.50	1.36
DTRC0461	3	5	2	27.95	17.40	1.51	18.91	0.21	8.11	38.15	1.36
DTRC0463	11	15	4	35.92	6.54	1.29	7.83	0.10	3.54	48.60	1.35
DTRC0472	13	15	2	31.35	12.46	1.29	13.75	0.13	6.26	43.10	1.37
Min				25.80	0.35	0.77	2.35	-0.03	2.93	34.95	1.32
Max				35.92	23.02	5.70	25.22	0.52	27.80	48.60	1.38
Weighted Average				30.02	5.95	2.51	8.75	0.15	16.90	39.36	1.35
Table 3: Significant intercepts >25% P2O5, calculated using 25% P2O5 cut, minimum width of 2 metres and maximum contiguous dilution of 2 metres. *R2O5 = Fe2O3 + Al2O3

Legend
Section Lines
Tenements
Water Course Lines
Grade
Greater than 25%
Access Tracks
Greater than 8%
Reporting Areas
Less than 8%
Results pending
Bulk Sampling Trenches
D-Tree North
Areas of high grade
Potential DSO
YT42
YT27
A
A'
Galah Creek
B
B'
Galah Pit 3
D-Tree South
Areas of high grade.
Potential DSO
N
GDA94/MGA54
0 0.5 1 2
Kilometres
LEGEND
D-Tree
EPM14573
Significant Intercepts % phosphate
Date : 18/02/09
Plot : Phosphate %
Loc. Melbourne
Figure 2

Section A-A'
WEST
EAST
284000mE
284500mE
285000mE
285500mE
320
280
240
200
Section vertically exaggerated 1:4 scale
0
250m
Section Looking North
Section B-B'
WEST
EAST
284000mE
285000mE
286000mE
287000mE
320
280
240
200
Section vertically exaggerated 1:4 scale
Not all intercepts shown
0
500m
Section Looking North
LEGEND
D-Tree Deposit
NW Queensland EPM14753
Phosphatic horizon
Cambrian units
Basement units
Figure 3

Metallurgy

Five large samples of phosphate rock were collected at D-Tree from two historic trenches and one small pit, YT-27, YT-141 and Galah Pit 3; these sites can be seen on figure 2. These trenches and pits were excavated in the 1970’s by IMC Development Corporation for beneficiation testwork. The Legend samples were collected using hand tools (jack hammer and picks) and weighed around 400kg each when shipped.

These five samples are from 3 localised areas within the D-Tree deposit as shown on figure 2 and are not necessarily representative of the entire deposit.

Phosphate rock beneficiation tests on YT27 and YT141 samples have been completed at bench scale using standard comminution and flotation techniques. The beneficiation process consisted of crushing, grinding, scrubbing to remove the -20 micron fraction and flotation.  A coarse fraction consisting of particle size -1.18mm to +150 micron and a fine fraction of -150 micron to +20 micron were floated separately giving excellent concentrate grades.  Results are tabulated below.

	Concentrate Sample
	YT-27		YT-27(Fe)		YT-141		YT-141(Fe)
Constituent	Coarse	Fine	Coarse	Fine	Coarse	Fine	Coarse	Fine
P2O5%	32.13	34.10	33.66	33.65	38.61	36.04	38.95	36.09
Fe2O3%	0.84	0.40	0.53	0.37	0.24	0.58	1.61	4.96
Acid Insol %	12.20	10.12	13.16	8.06	3.29	6.20	2.29	4.17
Flotation Recovery %	67.6	76.0	89.9	87.3	69.1	91.3	41.5	89.2
Table 2: Results from metallurgical test-work

Legend is currently assessing methods of recovering the ultrafine particle fraction (minus 20 micron) using flotation, so that the entire range of particle sizes may be considered as feed to the processing plant. Further test-work is planned using specialised ultrafine particle flotation techniques to increase the phosphate grade and recovery to the concentrate, while optimising iron rejection.

The sample from Galah Creek (Galah Pit 3 on figure 2 below) is an example of potential direct shipping ore.  The sample required no beneficiation and when assayed gave results of 38.7% P2O5 and 1.4% combined Fe2O3 and Al2O3.

In partial areas of the D-Tree deposit the elements of iron (Fe2O3) and aluminium (Al2O3) have been identified (in consultation with Legend’s customer and partner IFFCO (Indian Farmers Fertiliser Cooperative)) as possible deleterious elements which may affect the phosphoric acid manufacturing process. The levels of these elements need to be within a certain range and the maximum and minimum limits will be identified in future phosphoric acid tests. Control of these contaminants will be addressed through either selective mining such as areas in part of North D-Tree, which have been identified as having lower levels of these elements, or by using common dry beneficiation techniques such as crushing, screening, ore sorting or magnetic separation. Each phosphate rock deposit around the world is unique and will have its own limits on the levels of deleterious elements which can be acceptable in the phosphoric acid manufacturing process. Individual phosphoric acid plants will also have their own unique specifications. Legend has an advantage in this regard as it has formed a clear expectation as to which plant will be taking its phosphate rock which will be IFFCO’s Paradeep Unit in India. This means testwork on the rock in the near term will be aimed at meeting the Paradeep plants individual requirements.

Trace elements and other impurities such as (but not limited to) cadmium, uranium, lead, fluorine, sodium and magnesium have been tested throughout the deposit and found to exist in quantities that are insignificant to both Legend’s customer and partner IFFCO and in general when compared to other phosphate rock from around the world.

Future Work

Legend will use these results to develop an estimate of the non-reserve mineralized deposit, that is compliant with Australian JORC 2004 and United States SME 2005 guidelines. This estimate will form part of the preliminary work that will be used to inform any future estimates of Probable or Proven Mineral Reserves for the D-Tree Project in conjunction with appropriate mining, metallurgical, economic, marketing, legal, environmental, social and governmental modifying factors. Other work will include further drilling around some of the higher grade areas to test for possible direct shipping ore (DSO) or material that requires little dry beneficiation such as crushing, screening or magnetic separation.

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

Mineralization

No known mineral reserves are known on our land in Queensland, however phosphate mineralized material deposits are recorded.  Our proposed program will be developed with a view to verify existing data and prove the extent of mineralization. Currently Legend is working towards using the recent drilling results to estimate tones and grade of the non-reserve mineralization. These estimates will be used to inform any future estimates of probable or proven reserves in conjunction with the appropriate modifying factors.

Currently Legend is working towards generating a reserve base at D-Tree following the resource drilling which was completed in December 2008. It is planned to have this reserve finalised before the end of the 2nd Quarter 2009.

Project Strategy

The Company has revised its project strategy for its phosphate project due to the current financial and economic climate. The strategy aims to deliver positive operational cash flow as soon as possible with a reduced capital outlay and the ability to pay for any required infrastructure from this cash flow. To achieve this aim a three stage approach has been adopted:

•
Stage 1 - To focus on drilling near surface, high grade phosphate ore to delineate tonnage of direct shipping grade material that requires little or no  beneficiation  to export  phosphate rock from the D-Tree phosphate deposit by the 4th quarter of 2009.

•
Stage 2 - Ramp up export of phosphate rock to 5 million tonnes per annum by 2012 beginning at the end of 4th quarter 2009,  sourced from a combination  of either Lady  Annie, D-Tree, Lady Jane, Lily & Sherrin Creek or any other phosphate deposits of which Legend has an interest.

•	Stage 3 - Production of value added phosphate fertiliser products such as phosphoric acid, MAP, DAP and TSP.

Previously Legend was conducting a study with GHD to investigate the option of using a slurry pipeline to transport beneficiated product to the Port of Karumba. This option has now been abandoned due to high cost and port logistics. The transport option now considered feasible is via rail from Mt.Isa to the Port of Townsville.

Legend is now conducting its own studies closely with the Indian Farmers Fertiliser Cooperative (IFFCO) and various external consultants on all aspects of the project including studies into metallurgy, geology, environment, mining, transport and infrastructure. These studies will form the basis of a final feasibility study.

Worley Parsons is also working in association with Legend on various aspects of the project. Worley Parsons is a major international group with extensive experience offering technical, project and operational support in the resources and energy sector.

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

License Conditions

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

(iv)
Effective February 27, 2008, we entered into a Share Sale Agreement whereby the Company agreed to purchase all of the issued and outstanding shares of Teutonic Minerals Pty Ltd. As a result, Teutonic became a subsidiary of the Company from that date. Teutonic held an application for a mineral licence over phosphate in the Georgina Basin in the State of Queensland, Australia which has subsequently been withdrawn, allowing Legend’s application to take priority. The consideration payable to the vendors was A$300,000, and the Company granted a 1% gross revenue royalty from production from the mineral licence.

(v)
On October 27, 2008, the Company entered into a Heads of agreement with Mt. Isa Metals Ltd. (“MET”) for the formation of a Joint Venture (“JV”) over each party’s respective interest in tenements overlying the D-Tree phosphate deposit. Under the JV, Legend will contribute tenements EPM 14753, EPMA’s 17333, 17437, 17443 and 17446, and, MET will contribute tenement EPM 15763 (D-Tree West). Legend will manage and hold an 80% interest in the JV and MET will hold a 20% contributing interest in the JV. Significantly, the JV will also have access to plant and infrastructure at Legend’s 100% owned proposed Lady Annie phosphate development, which lies 9 miles to the east of D-Tree. The Heads of Agreement is to be replaced by a formal JV agreement, which is currently being negotiated.

(vi)
On December 24, 2008, the Company entered into a Sale and Purchase Agreement with Elkedra Diamonds Pty Ltd and Uramet Minerals Limited to purchase a 100% interest in EPM 15014, EPM 15015 and application for EPM 17930 for a consideration of A$900,000. The purchase by Legend was subject to a number of pre-conditions including the receipt by the vendors of any necessary consents and approvals required under the Mining Act and approval for the purchase under the Foreign Acquisition and Takeovers Act 1975 (Cth). These pre-conditions were satisfied in February 2009 and the purchase by Legend settled. As part of the purchase, all parties provided standard warranties for such a transaction to each other. The tenements covered by this purchase are located immediately north of the Queensland phosphate project and are prospective for phosphate and diamonds.

Northern Territory Exploration Interests

Tenement Status, Details & Commitments (Projected) Northern Territory, Australia

Lease	Lease Status	Project	Grant Date	Expiry Date	Area (Ha)	Anni. Date (2009)	GST Inclusive
							Rent $ (2009)	Commit. $ (2009)
EL22244	Granted	Foelsche	7/03/2003	6/03/2009	143,948	6/03/2009	*1	*1
EL22245	Granted	Foelsche	7/03/2003	6/03/2009	42,261	6/03/2009	*1	*1
EL22246	Surrendered	Selby	5/02/2003	24/11/2008	103,425		-	-
EL22247	Surrendered	Selby	5/02/2003	24/11/2008	158,555		-	-
EL22251	Granted	Selby	24/04/2003	23/04/2009	164,044	23/04/2009	*1	*1
EL22252	Surrendered	Selby	22/08/2002	12/08/2008	23,525		-	-
EL22294	Application 9/12/1999	Cox			107,842		-	-
EL22295	Surrendered	Cox	5/02/2003	24/11/2008	78,726		-	-
EL22296	Surrendered	Cox	5/02/2003	24/11/2008	43,218		-	-
EL22297	Granted	Cox	5/08/2003	4/08/2009	34,160	4/08/2009	*1	*1
EL22298	Surrendered	Cox	24/04/2002	23/04/2008	98,480		-	-
EL22299	Application 9/12/1999	Cox			120,630		-	-
EL22300	Surrendered	Cox	26/09/2002	24/01/2008	16,560		-	-
EL22302	Surrendered	Cox	26/09/2002	24/01/2008	53,270		-	-
EL22351	Surrendered	McArthur	5/08/2003	1/12/2008	15,754		-	-
EL23116	Surrendered	Abner	3/03/2003	1/12/2008	1,639		-	-
EL23117	Granted	Abner	3/03/2003	2/03/2009	1,639	2/03/2009	*1	*1
EL23118	Granted	Abner	3/03/2003	2/03/2009	10,479	2/03/2009	*1	*1
EL23119	Granted	Foelsche	3/03/2003	2/03/2009	4,909	2/03/2009	*1	*1
EL23121	Granted	Glyde	3/03/2003	2/03/2009	5,893	2/03/2009	*1	*1
EL23126	Surrendered	Cox	5/08/2003	1/12/2008	9,745		-	-
EL23127	Application 10/04/2001	Cox			35,872		-	-

EL23162	Application 9/05/2001	Cox			38,411		-	-
EL23510	Granted	Foelsche	3/03/2003	2/03/2009	982	2/03/2009	*1	*1
EL23511	Granted	Glyde South	3/03/2003	2/03/2009	4,579	2/03/2009	*1	*1
EL23512	Granted	McArthur	3/03/2003	2/03/2009	7,210	2/03/2009	*1	*1
EL23513	Granted	Abner	3/03/2003	2/03/2009	22,602	2/03/2009	*1	*1
EL23514	Granted	Abner	3/03/2003	2/03/2009	2,947	2/03/2009	*1	*1
EL23515	Granted	McArthur	4/07/2003	3/07/2009	22,730	3/07/2009	*1	*1
EL25486	Application 18/07/2006	Cox			91,191		-	-
EL25491	Granted	Foelsche	12/03/2007	11/03/2013	2,619	11/03/2009	$176	$40,000
EL25612	Application Withdrawn	Cox			91,364		-	-
EL25613	Application Withdrawn	Cox			81,370		-	-
EL25614	Application 20/09/2006	Cox			102,752		-	-
EL25615	Application 20/09/2006	Cox			28,586		-	-
EL25616	Granted	McArthur	23/08/2007	22/08/2013	6,113	22/08/2009	$418	$10,000
EL25617	Surrendered	McArthur	23/08/2007	1/12/2008	24,744		-	-
EL25629	Application 25/09/2006	Cox			17,118		-
EL26175	Surrendered	McArthur	22/02/2008	1/12/2008	125		-	-
EL26176	Surrendered	McArthur	22/02/2008	1/12/2008	588		-	-
EL26177	Surrendered	McArthur	22/02/2008	1/12/2008	280		-	-
EL26360	Granted	Selby	25/03/2008	24/03/2014	328	24/03/2009	$11	$10,000
EL26406	Granted	McArthur	18/06/2008	17/06/2014	8,047	17/06/2009	$275	$60,000
EL26495	Granted	Foelsche	18/07/2008	17/06/2014	1,964	17/07/2009	$66	$20,000
EL26507	Granted	McArthur	18/07/2008	17/06/2014	7,208	17/07/2009	$242	$25,000
EL26509	Granted	Foelsche	18/07/2008	17/06/2014	2,621	17/07/2009	$88	$20,000
EL26514	Granted	Cox	18/07/2008	17/06/2014	4,989	17/07/2009	$176	$30,000
EL26515	Granted	Cox	18/07/2008	17/06/2014	3,620	17/07/2009	$121	$30,000
EL26528	Granted	McArthur	18/07/2008	17/06/2014	32,122	17/07/2009	$1,078	$90,000
*1 Please note that some Legend Tenements in the Northern Territory are in the last year of the original tenure. It is possible to extend this after a detailed geological and economic review. However the extension can only be granted by the Department of Mines and Energy (DME), therefore an estimate cannot be given without knowing whether the DME were to grant the extension.

Landholdings

All of Legend’s exploration landholdings (tenements) are held under licence from the Northern Territory Government in Australia. Tenements are granted as either exploration licences or mining leases.

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

Project	Access
Queensland Phosphates	Via the Barkly Highway from Mount Isa.
Selby	Via the Carpentaria Highway, east from Daly Waters to Cape Crawford, Borroloola and from the south via Wollogorang.
McArthur
Glyde
Abner Range
Foelsche
Cox	Via the Roper Highway and station roads to Hodgson River, Nutwood Downs and Cox River. Or, via the Carpentaria Highway towards Cape Crawford.

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

Work completed in 2008 consisted of open file review, project generation, geological mapping, rock chip, stream and loam sampling, diamond and RC drilling. The 2008 exploration programs downgraded the potential of the project to host significantly economic phosphate deposits. However, a recent in-house review of  the company’s tenements and ranking them accordingly has identified EL22251 as still being highly prospective for uranium-copper, base metals and diamonds.

The proposed exploration program for 2009 will involve project generation, ground reconnaissance and geological mapping, stream sediment heavy mineral, rock chip and mobile metal ion (MMI) sampling. If the results from these work  are positive, an EM and radiometric survey is also planned. For this period, Legend will also progress the 100% surrender of ELs 22246 and 22247, including about 25% surrender of EL 22251 due to the Pungalina and Seven Emu conservation issues.

DARWIN
MT ISA
ALICE SPRINGS
Legend
Tenement
Water courses
50m Contours
Roads
N
0 2.5 5 10
Kilometres
LEGEND
NORTHERN TERRITORY
SELBY
TENEMENT STATUS
as at 01/01/09

McArthur River

Legend’s base metal project is situated approximately 20 kilometres south west of Borroloola. The Emu fault zone which runs through Legend’s tenements is a mineralised geological feature hosting the HYC Pyritic Shale base metal prospect and a number of known base metal deposits accounting for 8% of world base metal (lead-zinc-silver) production.

Work completed in 2008 consisted of open file review, project generation, geological mapping, rock chip, soil and MMI sampling, including RC drilling. During this period, some significant results were returned including the identification of two MMI Zinc anomalies at Area A in EL23515. These two discrete Zn anomalies range from 250-400 metres in width, and connected by a diffused anomaly train along a 900m east-west corridor. Also present are adjacent Pb and Mg MMI anomalies.

This Zn anomaly is interpreted to be contained within the Barney Creek Formation, which is the host unit for base metals in the HYC McArthur River Mine. The McArthur River mine is located ENE of Area A in EL 23515. The Barney Creek Formation at this position of  Area A in EL 23515 is indicated as being under recent alluvial and colluvial cover.

The proposed exploration program for 2009 will involve project generation, ground reconnaissance and geological mapping, rock chip, soil and MMI sampling. A ground gravity survey plus a regional geophysical compilation are also planned. For this period and as part of the rationalization of the Northern Territory tenements, Legend will also progress the 100% surrender of ELs 25617, 26175,  26176, 26177 and 22351.

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

Work completed in 2008 consisted of open file review, project generation, geological mapping, rock chip, stream sediment heavy mineral and MMI sampling, including diamond drilling. During this period,  coincident Cu, Mo, Mg, Ni and Zn MMI and gravity low anomalies were identified  in the north east corner of EL 23514. These anomalies are interpreted to relate to small ultramafic rock units of possible kimberlitic affinity, and intruded into basement structural features. These  anomalies have been proposed for possible RAB drilling to validate their significance.

The proposed exploration program for 2009 will involve open file review, project generation, ground reconnaissance and geological mapping, stream sediment heavy mineral, rock chip and MMI sampling. A regional geophysical compilation for the project is also planned. For this period and as part of the rationalization of the Northern Territory tenements, Legend will also progress the 100% surrender of EL 23116.

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

The Legend tenement is north of the HYC Pyritic Shale base metal prospect and this geological unit has been intersected in several drill holes. CRAE has explored the tenement area for kimberlite. Ashton collected two bulk samples from separate drainages and had diamond responses. Helicopter magnetics and EM covered the northern part of the tenement as part of Rio Tinto’s exploration around the Merlin pipe field.

Airborne Electro-Magnetic (“EM”), magnetic and gravity surveys flown in late 2006 have identified numerous EM, gravity & magnetic anomalies and grid-based loam samples were taken as follow up to this result and of other targets.

Work completed in 2008 consisted of open file review, project generation, geological mapping, stream sediment heavy mineral and MMI sampling. During this period, several areas prospective for kimberlitic pipes were identified along the Merlin - Glyde North (EL 23121) - Tintagel - Glyde South (EL 23511) structural corridor, and from possible NNE-SSW cross faults.

The proposed exploration program for 2009 will involve open file review, project generation, ground reconnaissance and geological mapping, lag, stream sediment heavy mineral,  and MMI sampling. An airborne EM and gravity survey and a regional geophysical compilation for the project are also planned.

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

Work completed in 2008 consisted of open file review, project generation, geological mapping, soil, lag, rock chip, stream sediment heavy mineral and MMI sampling. Diamond drilling and a geophysical data review were also completed during this period. At EL 23510, an MMI survey identified Cu-Mg-Zn and Co-Ni anomalies spread along certain parts of a northwest trending uplifted fault block. These anomalies are interpreted to represent contrasting chemistries between possible kimberlitic intrusives and the host Proterozoic sedimentary rocks

The proposed exploration program for 2009 will involve open file review, project generation, ground reconnaissance and geological mapping, soil, rock chip and MMI sampling. An airborne EM and gravity survey and a regional geophysical compilation for the project are also planned.

DARWIN
ALICE SPRINGS
Legend
Legend_Tenement_Overview
N
0 5 10 20
Kilometres
LEGEND
NORTHERN TERRITORY
McARTHUR, CLYDE,
FOELSCHE AND ABNER
TENEMENTS

Cox Project

The Cox Project is located about 150km west of the  Merlin diamond field. Historical Open File Research has indicated that there are two key areas of concentration of diamonds and indicator minerals, one within EL 22297. Previous work by Ashton involved bulk sampling and grid loaming in order to locate a source. The grid sampling was carried out at 500m spacing in some areas, and 1km in others. Chromites and micro diamonds are distributed along a parallel north trending structures in the northern areas of the tenements

Exploration carried out over the Cox Project has included site investigations to verify historical sampling results, a compilation and analysis of historic exploration data from open-

file reports and multi-client airborne magnetic data with a view to developing an appropriate exploration strategy.

Work completed in 2008 essentially involved the follow-up of the 2006 targets that were identified through an open file review. Other work included project generation, geological mapping, GIS compilation and soil sampling.

The proposed exploration program for 2009 will involve project generation, ground reconnaissance and geological mapping, stream sediment heavy mineral, soil, rock chip and MMI sampling. The recognition of non-kimberlitic chromites in EL 22295 and EL 22296 was significant. It appears that these chromites have come from the weathering of the Cox Formation, which overlies the Bukalara Sandstone. This observation alone is enough to suggest that the source of these indicators is the Cambrian volcanic rocks not a later kimberlite.

The above interpretation has allowed the process of surrendering further ELs 22295, 22296 and 23126. ELAs 22294, 23127, 25612 and 25613 were also surrendered as part of the  rationalization process. This exercise will allow the exploration program to focus in more prospective ELs in the Cox Project, particularly to those ELs surrounding the Gravity Diamonds tenement, which contain kimberlites.

Legend
N
0 5 10 20
Kilometres
LEGEND

NORTHERN TERRITORY
COX PROJECT
TENEMENTS
as at 01/01/09

Tenement Commitment & Expenditure Figures (Past & Projected) Northern Territory, Australia.

Table 1 shows Legend's NT Exploration 3-year committed and expended expenditures from 2005 to 2008. Table 2 shows Legend's NT Exploration Project Expenditure - Committed Vs Proposed

Table 1. Legend NT Exploration 3-Year Project Expenditure – Committed and Expended

2005-2006		2006-2007		2007-2008		Total Last 3 Years
Committed	Expended	Committed	Expended	Committed	Expended	Committed	Expended
$40,000	$15,306	$35,000	$532,681	$120,000	$85,055	$195,000	$633,042
$95,000	$92,391	$75,000	$470,839	$215,000	$840,128	$385,000	$1,403,358
$80,000	$428,294	$80,000	$699,739	$260,000	$150,272	$420,000	$1,278,305
$90,000	$31,650	$85,000	$61,111	$110,000	$6,840	$285,000	$99,601
$90,000	$193,025	$95,000	$399,651	$610,000	$1,456,419	$795,000	$2,049,095
$55,000	$17,570	$45,000	$25,732	$255,000	$628,772	$355,000	$672,074

					TOTAL	$2,435,000	$6,135,475

Table 2. Legend Project 3-Year Project Expenditure – Committed and Expended

	Expenditure 2008-2009
Project	Committed	Proposed

Glyde	$80,000	$386,000
Abner	$180,000	$155,300
Foelsche	$250,000	$271,000
Cox	$95,000	$194,000
Selby	$120,000	$143,800
McArthur	$280,000	$251,900

Mobile Camp – all projects		$100,000
10% Contingency on Exploration		$140,280
Tenement Rental (excl. GST)		$311,580

TOTAL	$1,005,000	$1,954,660

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

Acquisition of Northern Territory Tenements

Effective as of March 3, 2006, Legend entered into a Contract for the Sale of Mining Tenements (“Contract”) with Astro Diamond Mines N.L. (“Astro”) an Australian company  pursuant to which the Company acquired certain diamond mining tenements in Northern Australia from Astro. The consideration payable by Legend to Astro was Australian dollars $1.5 million and Legend was also required to pay to Astro any costs incurred on the tenements after February 1, 2006.  Astro provided commercial warranties which are usual for a transaction of this nature in favour of Legend. Under Australian law, Astro was required to provide an independent experts report to shareholders for this transaction. In order to prepare the independent experts report, a mineral valuation was prepared on behalf of Astro which indicated that the preferred value for the tenements that are the subject of the transaction was A$1.5 million. This formed the basis of the consideration agreed by the parties. The President and Chief Executive Officer of the Company, Mr. J. I. Gutnick was Chairman and Managing Director of Astro at the time of entering into the Contract and Dr DS Tyrwhitt, an independent Director of the Company, who is also a Director of Astro and was a Director of Astro at the time of entering into the Contract. The tenements are located in the Northern Territory of Australia and are prospective for diamonds.

Employees

The services of our Chief Executive Officer, Chief Financial Officer & Secretary, Executive General Manager  and Project Manager as well as geological, finance and clerical employees are provided to us pursuant to a Service Agreement effective December 1, 2004 (the “Service Agreement”) by and between AXIS Consultants Pty Limited and ourselves.  AXIS also provides office facilities, equipment, administration and clerical services to the Company pursuant to the Service Agreement. The Service Agreement may be terminated by written notice from the parties thereto.

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

We May Need Further Financing To Determine If There Is Commercial Minerals, Develop Any Minerals We Identify And To Maintain The Mineral Claims.

Our success may depend on our ability to raise further capital. We may require further substantial additional funds to conduct mineral exploration and development activities on all of our tenements. There is no assurance whatsoever that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us to make investments. If funds are not available in the amounts required to achieve our business strategy, we would be unable to reach our objective. This could cause the loss of all or part of your investment.

World Economic Conditions Could Adversely Affect Our Results of Operations and Financial Condition

In 2008 and 2009, world economic conditions have experienced a downturn due to the sequential effects of the subprime lending crisis, general credit market crisis, the general unavailability of financing, collateral effects on the finance and banking industries, volatile energy and commodity costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions, increased unemployment and liquidity concerns. These adverse conditions may make it harder for the Company to raise additional funds to finance the continued development of its business and may reduce the demand for phosphate, which, at least in the short term, could reduce the value of the Company's mineral exploration properties. Continued adverse economic  conditions could adversely affect our liquidity, results of operations and financial condition.

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

We are one of eight affiliated companies. Each of the companies has some common Directors, officers and shareholders. In addition, each of the companies is substantially dependent upon AXIS for its senior management and certain mining and exploration staff.  A number of arrangements and transactions have been entered into from time to time between such companies. Currently, there are no material arrangements or planned transactions between the Company and any of the other affiliated companies other than AXIS.  However, it is possible we may enter into such transactions in the future which could present conflicts of interest.

Future Sales of Common Stock Could Depress The Price Of Our Common Stock

Future sales of substantial amounts of Common Stock by certain stockholders could have a material adverse impact on the market price for the Common Stock at the time. As of the date of this annual report, there are 226,315,392 shares of Common Stock outstanding, of which 5,000,000 shares of Common Stock are restricted securities. Restricted securities will be available for sale pursuant to Rule 144 under the Securities Act. In general, under rule 144, a person (or persons whose shares are aggregated) who has satisfied a six-month holding period and who is not an affiliate of the Company may sell restricted securities without limitation as long as the Company is current in its SEC reports. A person who is an affiliate of the Company may sell within any three-month period a number of restricted securities which does not exceed the greater of one (1%) percent of the shares outstanding or the average weekly trading volume during the four calendar weeks preceding the notice of sale required by Rule 144.  In addition, Rule 144 permits, under certain circumstances, the sale of restricted securities by a non-affiliate without any limitations after a one-year holding period.  Any sales of shares by stockholders pursuant to Rule 144 may have a depressive effect on the price of our Common Stock.

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

As of December 31, 2008, we do not have any Securities and Exchange Commission staff comments that have been unresolved for more than 180 days.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

At the Company’s Annual Meeting of Stockholders held on November 27, 2008, stockholders voted to approve all of management’s proposals as follows:

1.           To elect the following directors to serve a one-year term and until their successors are elected and qualified:

	Votes For	Votes Withheld
Joseph Gutnick	128,502,013	1,814,750
David Tyrwhitt	128,504,013	1,812,750
Dr. U.S. Awasthi	128,506,263	1,810,500
Manish Gupta	128,506,263	1,810,500
Dr. Allan Trench	130,313,513	3,250
Henry Herzog	130,313,513	3,250

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Legend's Common Stock is quoted on the NASD Over-the-Counter Bulletin Board ("OTCBB") under the ticker symbol "LGDI" and CUSIP# 52467C 10 0. The Company's Common Stock was initially cleared for trading on the OTC-BB on September 26, 2003.

The following table sets out the high and low bid information for the Common Stock as reported by the National Quotation Service Bureau for each period/quarter indicated in US$:

Calendar Period	High Bid (1)	Low Bid (1)

2007
First Quarter	1.80	0.90
Second Quarter	1.95	1.50
Third Quarter	1.45	1.25
Fourth Quarter	1.50	0.75

2008
First Quarter	2.15	0.09
Second Quarter	5.05	1.62
Third Quarter	4.42	0.62
Fourth Quarter	1.43	0.27

(1)	The quotations set out herein reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

As of March 11, 2009, there are 226,315,392 shares of Common Stock outstanding.

To date we have not paid dividends on our Common Stock and we do not expect to declare or pay any dividends on our Common Stock in the foreseeable future. Payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by the Board of Directors.

Shareholders

As of January 31, 2009, there were approximately 1,273 record holders of the Company's Common Stock. Within the holders of record of the Company's Common Stock are depositories such as Cede & Co., a nominee for The Depository Trust Company (or DTC), that hold shares of stock for brokerage firms which, in turn, hold shares of stock for one or more beneficial owners. Accordingly, the Company believes there are many more beneficial owners of its Common Stock whose shares are held in "street name", not in the name of the individual shareholder.

Options

Effective as of December 12, 2005, the Board of Directors of Company approved the distribution to stockholders for no consideration of an aggregate of 36,135,500 non-transferable options, each of which is exercisable to purchase one share of Common Stock of the Company at an exercise price of US$0.25 ($0.111, as adjusted) per share with a latest exercise date of December 31, 2012 and otherwise on the terms and conditions set out in Appendix A to the Form 8-K dated December 12, 2005.  The options were issued on a pro-rata basis to all stockholders of record on December 31, 2005 on the basis of two (2) options for every one (1) share of Common Stock owned by a stockholder on the record date. The options may not be exercised until the shares underlying the options are registered under federal and state securities laws. On June 26, 2006, the Board of Directors amended the terms and conditions of the options and included a cashless exercise clause for the options in the terms and conditions. On July 21, 2006, Renika exercised 34,778,220 options using the cashless exercise feature and were issued 71,730,079 shares of Common Stock. In December 2006, the Company issued 700,000 shares with attaching options on the basis of one option for every two shares at no exercise price. The options were exercised in December 2006. On December 27, 2006, a further option holder exercised 19,000 options using the cashless exercise feature and were issued 24,750 shares of Common Stock.  3,123,630 of these options remained outstanding as of the date of this Report.

On September 19, 2006, the Company issued 8,100,000 options (as adjusted for the Stock Split) pursuant to the 2006 Equity Incentive Plan. Of the total 8,100,000 options issued, 2,700,000 vested on September 19, 2007, 2,700,000 vested on September 19, 2008 and 2,700,000 will vest on September 19, 2009. The exercise price of the options is US$1.00 for the President and Chief Executive Officer and for all other participants, US$0.444 for 50% of the options and US$1.00 for the balance of 50% of the options. The options expire on September 19, 2016.

In November 2006, the Company issued options to purchase 112,500 shares of Common Stock with an exercise price of US$0.111 per share in connection with the settlement of a dispute.

On May 16, 2007, the Company issued 862,500 options pursuant to the 2006 Equity Incentive Plan. Of the total 862,500 options issued, 287,500 vested on May 16, 2008, 287,500 will vest on May 16, 2009 and 287,500 will vest on May 16, 2010. The exercise price of the options is US$0.444 for 50% of the options and US$1.00 for the balance of 50% of the options. The options expire on May 16, 2017.

On December 28, 2007, the Board of Directors of the Company agreed to issue/ratify the issue of 5,387,500 options under the 2006 Incentive Option Plan to officers, employees and consultants as follows:

(i)
300,000 options of which 1/3 vested on September 10, 2008, 1/3 will vest on September 10, 2009 and the balance will vest on September 10, 2010 and 50% of the options have an exercise price of US$0.444 per option and 50% have an exercise price of US$1.00 per option;

(ii)
300,000 options of which 1/3 vested on December 19, 2008, 1/3 will vest on December 19, 2009 and the balance will vest on December 19, 2010 and 50% of the options have an exercise price of US$0.444 per option and 50% have an exercise price of US$1.00 per option; and

(iii)	4,787,500 options of which 1/3 vested on December 28, 2008, 1/3 will vest on December 28, 2009 and the balance will vest on December 28, 2010 and have an exercise price of US$1.00 per option.

On February 7, 2008 the Board of Directors of the Company agreed to issue 5,000,000 options to officers, employees and consultants under the 2006 Incentive Option Plan of which 1/3 vested on February 7, 2009, 1/3 will vest on February 7, 2010 and the balance on February 7, 2011 and have an exercise price of US$2.00 per option.

On February 18, 2008 the Board of Directors of the Company agreed to issue 400,000 options to officers, employees and consultants under the 2006 Incentive Option Plan of which 1/3 vested on February 18, 2009, 1/3 will vest on February 18, 2010 and the balance on February 18, 2011 and have an exercise price of US$1.00 per option.

On May 29, 2008 the Board of Directors of the Company agreed to issue 362,500 options to officers, employees and consultants under the 2006 Incentive Option Plan of which 1/3 will vest on May 29, 2009, 1/3 will vest on May 29, 2010 and the balance on May 29, 2011 and have an exercise price of US$1.00 per option.

On July 11, 2008, the Company issued Dr. D.S. Tyrwhitt 1,000,000 options under the 2006 Incentive Option Plan with an exercise price of US$3.48, a latest exercise date of July 11, 2018, no issue price and to vest 1/3 in 12 months, 1/3 in 24 months and 1/3 in 36 months. An external consultant has calculated the fair value of the options using the Binomial valuation method using a share price of US$3.26, strike price as set out above, maturity period of 5.5 to 6.5 years depending on the vesting date, risk free interest rate of 3.960% and volatility of 60%. This equates to values ranging from US$1.81 to US$1.95 per option depending on the exercise price and vesting date.  The total value of the options equates to A$1,959,558.

On July 14, 2008, the Company issued options to the Indian Farmers Fertilizer Cooperative Limited, pursuant to a Share Options Agreement, to purchase 30,000,000 shares of Common Stock on the following terms:

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

On August 11, 2008, the Board of Directors of the Company agreed to issue/ratify the issue of 462,500 options under the 2006 Incentive Option Plan to officers, employees and consultants as follows:

(i)	200,000 options which will vest 1/3 on July 7, 2009, 1/3 on July 7, 2010 and the balance on July 7, 2011 and have an exercise price of US$2.00 per option.

(ii)	150,000 options which will vest 1/3 on July 21, 2009, 1/3 on July 21, 2010 and the balance on July 21, 2011 and have an exercise price of US$2.00 per option.

(iii)	112,500 options which will vest 1/3 on August 8, 2009, 1/3 on August 8, 2010 and the balance on August 8, 2011 and have an exercise price of US$1.00 per option.

On August 11, 2008 the Company issued two non executive directors 700,000 options under the 2006 Incentive Option Plan with an exercise price of US$2.00, a latest exercise date of August 11, 2018, no issue price and to vest 1/3 in 12 months, 1/3 in 24 months and 1/3 in 36 months.

On December 4, 2008, the Board of Directors of the Company agreed to issue/ratify the issue of 3,275,000 options under the 2006 Incentive Option Plan to officers, employees and consultants as follows:

(i)	962,500 options which will vest 1/3 on December 4, 2009, 1/3 on December 4, 2010 and the balance on December 4, 2011 and have an exercise price of US$1.00 per option.

(ii)	1,050,000 options which will vest 1/3 on December 4, 2009, 1/3 on December 4 10, 2010 and the balance on December 4, 2011 and have an exercise price of US$1.00 per option.

(iii)	562,500 options which will vest 1/3 on December 4, 2009, 1/3 on December 4 10, 2010 and the balance on December 4, 2011 and have an exercise price of US$1.00 per option.

(iv)
500,000 options which will vest 1/3 on December 4, 2009, 1/3 on December 4 10, 2010 and the balance on December 4, 2011 and have an exercise price of US$1.00 per option. For additional information concerning stock options, see Note 7 to the Company’s Financial Statements.

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

Recent Sales of Unregistered Securities

We have issued no unregistered securities within the period covered by this report which have not been previously reported on Form 10-Q or Form 8-K.

Item 6.	Selected Financial Data.

Our selected financial data presented below for each of the years in the two-year period ended December 31, 2008, and the balance sheet data at December 31, 2008 and 2007 has been derived from financial statements, which have been audited by PKF, Certified Public Accountants, a Professional Corporation.  The selected financial data should be read in conjunction with our financial statements for each of the years in the period ended December 31, 2008 and Notes thereto, which are included elsewhere in this Annual Report.

Statement of Operations Data

	Year ended December 31
	2007	2008	2008 Conv. Transl
	A$000s	A$000s	US$000s

Revenues	-	-	-

Other income (loss)	22	3,726	2,573

Costs and expenses	(8,540)	(23,337)	(16,119)

Loss from operations	(8,518)	(19,611)	(13,545)

Foreign currency gain (loss))	(120)	5,390	3,723

Profit (loss) before income taxes	(8,638)	(14,221)	(9,822)

Provision for income taxes	-	-	-

Net profit (loss)	(8,638)	(14,221)	(9,822)

	A$	A$	$US

Net profit (loss) per share on continuing operations	(0.06)	(0.07)	(0.05)

Weighted average number of shares outstanding (000s)	146,740	204,501	204,501

Balance Sheet Data
	A$000s	A$000s	US$000s
Total assets	17,994	130,076	89,843
Total liabilities	1,035	3,317	2,291

Stockholders’ equity	16,959	126,759	87,552

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

We are an exploration stage company.  Our principal exploration target is for phosphate. We are in the initial stages of our exploration program and we have not yet identified any ore reserves.  We have not generated any material revenues from operations

Foreign Currency Translation

The majority of our administrative operations are in Australia and, as a result, our accounts are reported in Australian dollars. Foreign income and expenses are translated into Australian dollars at the average exchange rate prevailing during the period. Assets and liabilities of the foreign operations are translated into Australian dollars at the period-end exchange rate. The following table shows the period-end rates of exchange of the Australian and US dollar compared with the US dollar during the periods indicated. During the year, the Company had significant US$ cash balances which when converted to Australian dollars results in a large foreign exchange gain.

Year ended
December 31

2007	A$1.00	=	US$0.8767
2008	A$1.00	=	US$0.6907

The exchange rate between the A$ and US$ has moved by 21.22% between December 31, 2007 and 2008.  Accordingly, a direct comparison of costs between fiscal 2007 and 2008 may not necessarily be a true comparison.

Plan of Operation

We had A$119,277,536 in cash at December 31, 2008.

On June 3, 2008, Legend issued 42,000,000 shares of common stock at a placement price of US$2.50 per share raising A$110,028,293 (US$105,000,000). The direct costs of the offering totalled A$5,920,448..During the third quarter of 2008, 5,000,000 options were exercised at a price of US$2.50 per share . The total amount received was A$13,672,091 (US$12,350,000).

We commenced exploration activities on the tenements we acquired in July 2006 and since that time and up to December 31, 2008, have spent A$17,723,422 on exploration and pre-development activities. We plan to continue our exploration and pre-development program throughout 2009 and anticipate spending A$36.4 million on exploration and pre-development (including A$7.4 million for capital items for exploration and pre-development) A$3 million on investments and A$9 million on administrative costs.

As set out in Item 1 “Employees” the services of our Chief Executive Officer, Chief Financial Officer, General Manager Development and Resources, geologists, finance and clerical employees are provided by AXIS.  At the current time, we have no plans to change these arrangements or employ any further persons.

Results of Operations

Year ended December 31, 2008 versus Year ended December 31, 2007

As an exploration company, we do not have an ongoing source of revenue. Our revenue stream is normally from ad-hoc tenement disposals and interest received on cash in bank. During the year ended December 31, 2008, we received A$3,719,371 (US$2,568,969) in interest on funds in the bank (2007: A$22,183) and other income of A$6,534 (US$4,513) (2007: A$nil). The increase in interest income is a result of the higher level of cash reserves we held during the year following the equity raisings from Atticus in December 2007, from the share placement arranged by BMO in June 2008 and following the exercise of options by IFFCO in July 2008.

Costs and expenses increased during the year from A$8,539,934 for the year ended December 31, 2007 to A$23,337,215 (US$16,119,014) for the year ended December 31, 2008.

The main components of costs and expenses are as follows:-

(i)
An increase in exploration expenditure written off from A$5,132,000 in 2007 to A$8,780,037 (US$6,064,372) in 2008. Our accounting policy is to expense all exploration costs (including costs associated with the acquisition of tenement interests) as incurred. During 2008, we conducted a significant drilling program at our phosphate project in Queensland and a detailed sampling program in the Northern Territory. On our Queensland phosphate project, we also commenced early stage investigations into a mining operation. The costs included drilling, assaying, camp costs, aerial surveying, geological/geophysical contractors, salaries and associated costs for contract field staff, travel, accommodation, meals and tenement holding costs. During 2008, we incurred A$3,729,592 in costs for exploration drilling on our tenements in the Northern Territory. The costs included drilling, helicopter support, geological/geophysical contractors, salaries and associated costs for contract field staff, travel, accommodation, meals and tenement holding costs. During 2007, we used drillers almost continuously on our exploration program. In December 2007, we entered into agreements to purchase exploration permits in Queensland. The purchase price of A$1,318,000 included cash of A$800,000, and shares with a value of A$518,000. The total cost has been expensed as part of exploration costs. We have spent A$84,408 since entering into the agreements on purchasing and reviewing data for the permits.

(ii)
An decrease in interest expense from A$62,196 in 2007 to A$32,715 (US$22,596) in 2008. During 2008, we incurred interest on the camp lease and motor vehicle finance leases. During 2007, we incurred A$25,235 for interest on the camp lease; A$1,807 motor vehicle finance lease; A$14,683 charged by AXIS on outstanding amounts owing under the Service Agreement, which was repaid in June 2007; A$16,774 charged by Astro on amounts owed for exploration expenditure incurred by Astro, which was repaid in March 2007, and A$3,697 for short term funds used to maintain the Company’s activities. AXIS provides management and geological services to us pursuant to a Service Agreement dated December 2004. AXIS and Astro charged interest at a rate of 10.10% during 2007.

(iii)
An increase in aircraft maintenance costs from A$nil in 2007 to A$278,826 (US$192,585) in 2008. The Company purchased a lear jet from AXIS in August 2008 to utilize in its field operations at a price of A$1,210,000 (A$1,100,000 which was based on an external valuation plus 10% GST with GST being refundable from the Australian Government subject to compliance with tax laws) and has incurred operating costs for the jet since that time. There was no comparable cost in 2007.

(iv)
An increase in legal, professional and accounting from A$213,063 for 2007 to A$707,444 (US$488,632) for 2008.  During 2008, we incurred legal expenses of A$518,273 (US$357,971) for general legal work including stock transfer matters, regulatory filings, stock option plans, native title and environmental approvals, asset acquisitions, and Form S-1 Registration Statements; audit fees of A$176,198 (US$126,105) for professional services in relation to financial statements, the quarterly Form 10-Qs, Form 10-K, and Form S-1; and taxation fees of $11,492 (US$4,250). All fees have increased from 2007 as a result of increased activity by the Company as a consequence of the acquisition of mining tenements, capital raising activities and preparation of the Form SB-2 Registration Statement. During 2007, we incurred legal expenses of A$91,483 for general legal work including stock transfer matters, regulatory filings, stock option plans and Form SB-2 Registration Statement; audit fees of A$62,049 for professional services in relation to financial statements, the quarterly Form 10-QSBs, Form 10-KSB, Form 10-K and Form SB-2; and A$59,531 for a stock transfer agent and regulatory filing fees.

(v)
A net gain of A$70,874 (US$48,953) on revaluation of securities was incurred at December 2008 on certain trading securities purchased during 2008 being the difference between the costs price and market value at December 31, 2008. There were no trading securities held at December 31, 2007.

(vi)
An increase in impairment of investment from A$nil in 2007 to A$326,526 (US$225,532) in 2008. On February 27, 2008, the Company entered into a Share Sale Agreement whereby the Company agreed to purchase all of the issued and outstanding shares of Teutonic Minerals Pty Ltd. As a result, Teutonic became a subsidiary of the Company from that date. Teutonic held an application for a mineral licence over phosphate in the Georgina Basin in the State of Queensland, Australia. The consideration payable to the vendors was A$300,000, and the Company granted the vendors a 1% gross revenue royalty from production from the mineral licence and incurred legal costs of A$26,526.The mineral licence application held by Teutonic was withdrawn on March 17, 2008 and replaced by a mineral application lodged by the Company. Teutonic had no other assets or liabilities. As at December 31, 2008 the net assets and liabilities acquired by the Company have no value. The consideration and legal costs of A$326,526 paid by the Company are included as impairment of investment in the Statement of Operations.

(vii)
An increase in administrative costs from A$2,753,365 in 2007 to A$8,096,798 (US$5,592,457) in 2008. During 2008, the corporate management and service fees charged to us by AXIS was A$5,413,203 (US$3,738,899). AXIS charged us A$2,459,665 (US$1,698,891) for Directors’ fees, salaries  and salary related matters incurred in behalf of the Company, which relates to our share of salaries paid to the President & Chief Executive Officer, Chief Financial Officer and Secretary, Executive General Manager, General Manager Business, Project Manager and other staff of AXIS who provide services to the Company. The Company paid insurance premiums of A$66,586 (US$45,991) for 2008. The Company incurred A$856,703 (US$591,725) for travel by Directors and officers, contractors, and other AXIS staff who provide services to the Company on capital raising trips, trips to the field, A$1,269,395 (US$876,771) for investor relations consultants and A$15,329 (US$10,588),in borrowing costs and bank fees; A$24,068 (US$16,624) for motor vehicles costs, A$100,976 (US$69,744) for public relations; A$91,672 (US$63,318) for stock transfer agent services; and A$5,893 for consumables. During 2008, the Company issued shares to certain shareholders for registration statement non-performance amounting to A$660,494 (US$456,032); paid A$213,758 (US$147,643) for rent of offices in Melbourne, Mt Isa and New York and an apartment; A$169,489 (US$117,066) for subscription to industry papers and services; A$45,231 (US$31,241) for telecommunications support;; A$78,927 (US$54,515) for depreciation of non-field assets and minor equipment purchases, A$60,487 (US$41,778) for franchise tax, general costs of A$170,507(US$117,769). AXIS charge A$98,528 (US$68,053) for asset usage of plant and equipment, an administration and service fee of A$1,661,723 (US$1,147,752). The overall increase in administration costs related to the increase in activity by the Company as a consequence of providing support to a field exploration program for a full financial year as the exploration projects develop, capital raising activities, preparation of regulatory filings and registration statements. During 2007, the corporate management and service fees charged to us by AXIS was A$410,416. AXIS charged us A$454,107 for Directors’ fees, salaries and salary related matters incurred in behalf of the Company, which relates to our share of salaries paid to the President & Chief Executive Officer, Chief Financial Officer and Secretary, General Manager Development and Resources, General Manager Business and other staff of AXIS who provide services to the Company. One independent Director charged directly to the Company the amount of A$20,000 for 2007. The Company paid insurance premiums of A$35,100 for 2007, incurred A$282,648  for travel by Directors and officers on capital raising trips, A$67,867 for travel of Directors, officers and support contractors to the field, A$534,268  for investor relations consultants and A$36,595 for tax matters, employee option valuation and exploration tenement maintenance; and A$13,443 for postage and freight charges. During 2007, the Company issued shares to certain shareholders for registration statement non-performance amounting to A$604,805; A$111,197 for New York rent; A$49,256 for subscription to industry papers and services; A$15,564 for telecommunications support; A$14,751 for website maintenance; A$15,601 for depreciation of non-field assets and minor equipment purchases, A$8,238 for franchise tax, general costs of A$10,791 and A$8,791 for printing and stationery. AXIS charge A$120,000 for asset usage of plant and equipment of which $60,000 was charged to costs in 2007 and there was no comparable amount for 2006. The overall increase in administration costs related to the increase in activity by the Company as a consequence of providing support to a field exploration program from mid February 2007 to November 2007, capital raising activities, preparation of regulatory filings and Form SB-2 Registration Statement.

(viii)
Stock based compensation has increased from A$375,740 for 2007 to A$5,185,743 (US$3,581,793) for 2008. The Company has issued options under the 2006 Incentive Option Plan in throughout 2006, 2007 and 2008. The increase is a result of additional options issued, amortization of certain options for a full 12 month period and includes an adjustment for forfeited options. See note 7 for further details on the options issued.

Accordingly, the loss from operations increased from A$8,517,751 for the year ended December 31, 2007 to A$19,611,310 (US$13,545,531) for the year ended December 31, 2008.

There was no provision for tax in either 2008 or 2007.

The net loss amounted to A$14,221,560 (US$9,822,831) for the year ended December 31, 2008, compared to a net loss of A$8,638,129 for the year ended December 31, 2007.

The net loss per common equivalent share in 2008 was A$0.07 (US$0.05) compared with a net loss with a common equivalent share price of A$0.06 in the prior year.

Liquidity and Capital Resources

As of December 31, 2008, the Company has cash of A$119,277,536 (US$82,384,994).

During fiscal 2008, net cash used in operating activities was A$15,359,851 (US$10,608,050), as compared to A$7,045,168 in 2007, reflecting the commencement of the Company’s phosphate exploration activities in 2008. During fiscal 2008, net cash used in investing activities was A$5,677,315 (US$3,921,320) and A$142,292 in 2007. Additions to property, plant and equipment and motor vehicles were A$4,640,717 (US$3,205,343) in 2008 and A$142,292 in  2007 Capital expenditure includes, among others, A$1,270,869 (US$877,789) for a lear jet, A$2,536,607 (US$1,752,034) for land and buildings in Mt Isa, Queensland and A$20,000 for the purchase of motor vehicles (2007 A$142,292), and non cash purchase of motor vehicles under capital finance agreements of A$705,841(US$487,524) in 2008 and A$24,581 in 2007. Investments in trading securities are classified as current assets and the market value at December 31, 2008 was A$780,946 (US$539,399). During fiscal 2008, net cash provided by financing activities was A$117,787,531 (US$81,355,847) which represented the proceeds of private placements offering of shares of Common Stock, as compared to A$23,435,853 in 2007. At December 31, 2008, the Company held US$14,620,616 in interest bearing accounts in US banking institutions. During the year, the Company had significant US$ cash balances which when converted to Australian dollars results in a large foreign exchange gain.

We plan to continue our exploration and pre-development program throughout 2009 and anticipate spending A$36,4 million on exploration and pre-development (including A$7.4 million for capital items for exploration and pre-development) A$3 million on investments and A$9 million on administrative costs . However, if exploration and pre-development results are positive, we believe that we have the cash resources or will be able to raise additional equity capital in order to progress our exploration and development program at a faster rate.

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

In June 2008, the Company completed a private placement offering (the “BMO Offering”) of 42,000,000 share of common stock to institutional investors at a purchase price of US$2.50 per share for total proceeds of A$110,028,293 (US$105,000,000). BMO Nesbitt Burns Inc., Wellington West Capital Markets Inc. and BBY Limited acted as agents for the offering and received a commission of 5% of the offering proceeds and two year warrants to purchase 840,000 shares of common stock at an exercise price of US$2.50 per share.

In connection with the BMO Offering, the Company agreed not to issue any additional shares of Common Stock (other than pursuant to existing rights) for a period of 120 days following the closing without the consent of BMO, which shall not be unreasonably withheld.  The Company also agreed to appoint a chief operating officer with the approval of BMO and to use its reasonable best efforts to list its shares of Common Stock on the American Stock Exchange (“AMEX”) within six months following the closing date. As a result of the current market conditions, the Company has put on hold a decision to list on AMEX.

In connection with the BMO Offering, Joseph Gutnick, Renika Pty Ltd. and Chabad House of Caulfield Pty Ltd. (the “Gutnick Group”) generally have agreed not to acquire, transfer or dispose of any shares of Common Stock or other securities of the Company or enter into any agreements or make any announcements with respect thereto for a period of one year following the Closing, except that the Gutnick Group is not prohibited from (i) selling shares to an industry participant such as a mining company or fertilizer manufacturer or user in an off-market transaction; (ii) selling up to 2,000,000 shares commencing 180 days after the closing date; provided that BMO shall have the right to act as the broker for any sales that are made on market; and (iii)  selling shares in response to a takeover offer for all of the outstanding shares of the Company.

Effective July 14, 2008, the Company entered into a Shares Option Agreement with the Indian Farmers Fertilizer Cooperative Limited (“IFFCO”) to finance the Company’s operations.

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

The total remaining proceeds amount to US$88 million, and when exercised will be utilized to fund expenditure related to the Company’s phosphate project.

The Company accounts for these options as a financing activity and accordingly, records all proceeds upon exercise of such options within stockholders’ equity.

The Share Options Agreement also gives IFFCO a pre-emptive right to acquire its pro rata share of future issuances of Common Stock by the Company, with certain exceptions.

Pursuant to the Shares Option Agreement, the parties agreed to enter into a long-term rock off-take agreement, which shall be separately negotiated but which shall be based on certain principles which were previously described in the Company’s Quarterly Report of Form 10-Q for the fiscal quarter ended June 30, 2008.

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

At December 31, 2008, the Company had no outstanding Loan Facilities.

Item 8.	Financial Statements and Supplementary Data.

See the Financial Statements beginning on page F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants or any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two years ended December 31, 2008.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules l3a-15(f) under the Securities Exchange Act of 1934, as amended. Under the supervision of management and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation of internal Control over financial reporting, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets out certain information concerning the Company’s executive officers and directors.

Name	Age	Position(s) Held

Joseph Gutnick	56	Chairman of the Board President, Chief Executive Officer and Director.

David Tyrwhitt	70	Director

Dr U.S Awasthi	63	Director

Dr Allan Trench	41	Director

Dr Allan Trench	45	Director

Henry Herzog	67	Director

Peter Lee	51	Secretary, Chief Financial Officer and Principal Accounting Officer.

Craig Michael	31	Executive General Manager

Edward Walker	37	Project Manager

Joseph Gutnick

Mr. Gutnick has been Chairman of the Board, President and Chief Executive Officer since November 2004 and has been Chairman of the Board, President and Chief Executive Officer of numerous public listed companies in Australia and the USA specialising in the mining sector since 1980. Mr Gutnick is currently Chairman of the Board, President and Chief Executive Officer of Golden River Resources Corporation, Northern Capital Resources Corporation, Yahalom International Resources Corporation, Calvert River Resources Corporation, Executive Chairman and managing Director of North Australian Diamonds Limited, Top End Uranium Limited and Quantum Resources Limited.  Mr. Gutnick was previously been a Director of the World Gold Council.  He is a Fellow of the Australasian Institute of Mining & Metallurgy and the Australian Institute of Management and a Member of the Australian Institute of Company Directors.

David Tyrwhitt

Dr Tyrwhitt was appointed a Director in March 2005. He is a geologist, holding a Bachelor of Science and PhD degrees and has 46 years experience in mineral exploration and management development and operation of gold mines in Australia.  Dr Tyrwhitt has been a Director of numerous public listed companies in Australia in the mining industry and is currently a Director of Hawthorn Resources Limited, and Quantum Resources Limited and has also been a Director of Golden River Resources Corp, a Delaware corporation (GORV.OB) since 1996 and Northern Capital Resources Corp., a Nevada corporation since 2008

U.S. Awasthi

Dr. Awasthi was appointed a Director in August 2008. Dr. Awasthi has been the Managing Director of IFFCO since February 1993, the largest producer and seller of fertilisers in India. Dr. Awasthi has worked in various pivotal positions in IFFCO & KRIBHCO and acquired all-round expertise in planning and execution of fertiliser plants and was closely associated with the construction of Hazira as well as Aonla Projects. In 1986, he joined Pyrites, Phosphates & Chemicals Limited (PPCL) as its Chairman and Managing Director. He also held additional charge as Chairman & Managing Director of Rashtriya Chemicals &

Fertilisers Ltd. (RCF) from April 1991 to March 1992. Dr. Awasthi was the Chairman of the Fertiliser Association of India (FAI), New Delhi, during 1994-96. He held the position of President, International Fertiliser Industry Association (IFA), Paris during 1997-99. Dr. Awasthi has over 30 papers to his credit and has co-authored a book ‘Fertiliser Industry in India’.

Manish Gupta

Mr. Gupta was appointed a Director in August 2008. Mr Manish Gupta graduated from the Indian Institute of Technology (IIT), Delhi, India in 1988 with a Bachelor of Technology specialising in Civil Engineering and continued his studies at the Institute of Management (IIM), Calcutta, India where he gained a Post Graduate Diploma in Management in 1990 specialising in Development, Marketing, and then at the University of Pune, Pune, India where he gained a Bachelor of Laws (LLB) in 1996 excelling in Taxation and Commercial Laws. Mr Gupta has held several positions in the Indian Government including with the Indian Taxation Office and as Deputy Secretary to the Government of India, Ministry of Chemicals and Fertilisers, and as an Additional Commissioner of Income Tax and Officer on Special Duty to the Revenue Secretary, Government of India. In May 2004, he joined IFFCO and currently heads the strategic management team of IFFCO, responsible for formulating the future vision of the society and associated strategic decision making including setting up new ventures and partnerships, acquisition of existing ventures and diversification in new areas.

Allan Trench

Dr. Trench was appointed a Director in August 2008. Dr Allan Trench is a geologist/geophysicist and business management consultant with approximately 20 years experience within the Australian resources sector across a number of commodity groups. Dr Trench was the Exploration Manager for WMC for the Leinster-Mt Keith region and then managed a number of exploration companies associated with Mr. Joseph Gutnick before joining McKinsey & Company as a management consultant. In his role at McKinsey, Dr Trench was an advisor to a number of large international resources companies on strategic, organisation and operational issues. From 2004 to 2006 Dr Trench was employed in a contract role as corporate strategist end benchmarking manager at Woodside Energy, helping to building Woodside’s capability in strategy, benchmarking and performance improvement across its global asset portfolio. Following this, he was employed by the CRU Group and was firstly responsible for global copper research managing a team of 12 analysts and more recently as Regional Director - Australasia. Dr Trench also serves as a non executive director for two other resource companies and currently holds the title of Adjunct Professor of Mineral Economics & Mine Management at the WA School of Mines, Curtin University.

Henry Herzog

Mr. Herzog was appointed a Director in August 2008. Mr Henry Herzog has served in a number of various positions as President, Vice President or Director on a number of publically listed companies in Australia and the United States, predominantly in the mining sector. Mr. Herzog has restructured and reorganised several publically listed companies including U.S. company Bayou International Limited where he served as its President and Chief Executive Office from 1986-1988 and then as a Vice President through to June, 1999. Mr Herzog has also occupied a variety of other management and consulting roles and has over forty years of business experience. Mr Herzog has spent the last six years managing a number of private investment entities and currently sits on the Board of Trustees of a non-profit college of higher education.

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

Craig Michael

Mr. Michael has been Executive General Manager of the Company since September 2007 and has more than eight years experience in the mining and resources industry. From February 2004 to September 2007, he was employed by Oxiana Ltd where he was based in Laos in a Supervisor/Trainer role, both as a Mine Geologist and Resource Geologist at the Sepon Copper Gold Project. He was responsible for the geological interpretation ofthe Khanong copper-gold deposit and the surrounding oxide and primary gold deposits. In conjuction with training the national geologic staff in all mining and resource geology functions Mr. Michael also conducted resource estimates for public reporting. Prior to his time with Oxiana, he was a Mine Geologist at Sons of Gwalia’s Carosue Dam Gold Project in Western Australia where he also conducted his honours thesis on their flagship Karari gold deposit.

Edward Walker

Mr Walker has been Project Manager of the Company since October 2008. He has acquired extensive international experience in the mining and water sectors via a number of senior engineering and project manager roles in international organizations, including as Principal Engineer for Parsons Brinckeroff Australia from April 2007 to October 2008 and prior to that was with Bahia Mineracao Limitada as Senior Project Manager. Mr Walker spent over 10 years in senior engineering roles in Australia and the United Kingdom before spending two years as a senior project manager of an Iron Ore Mining project run by Brazilian company Bahia Mineração Limitada (BML). He then moved to a multi-disciplinary engineering firm Parsons Brinkerhoff as a Principal Engineer responsible for business development and delivery of client projects. Mr Walker has a Bachelor of Engineering (Civil) from Swinburne University of Technology and an Executive MBA from the Business School of São Paulo.

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

Board of Directors

Our Certificate of Incorporation provides that there must be at least one Director of the Company.  Our Board of Directors currently consists of six directors.

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

Our Board of Directors consists of six members, of whom three would meet the independence requirement of the NASDAQ Stock Market. During fiscal 2008, our Board of Directors met nine times. The Board of Directors also uses resolutions in writing to deal with certain matters and during fiscal 2008, fourteen resolutions in writing were signed by all Directors.

The Company encourages all Directors to attend the Annual Meeting of stockholders, either in person or by telephone. Mr Gutnick, Dr Tyrwhitt and Mr Herzog attended the 2008 Annual Meeting. Dr Awasthi, Mr Gupta and Dr Trench were unavailable due to business commitments.

Nominating Committee

At a meeting of the Board of Directors on August 12, 2008, it was resolved that Dr. Allan Trench, Dr. David Tyrwhitt and Mr. Henry Herzog be appointed to the Nominating Committee and that Dr. David Tyrwhitt be the Chair of the Committee. The Nominating Committee has authority and responsibilities as vested in it by the Board of Directors at a Directors Meeting held on June 27, 2008

Audit and Compensation Committees

At a meeting of the Board of Directors on August 12, 2008, it was resolved that Dr. Allan Trench, Dr. David Tyrwhitt and Mr. Henry Herzog be appointed to the Audit Committee and the Compensation Committee and that Dr. Allan Trench be the Chair of both of the Committees.  It is the opinion of the Board of Directors that Dr. David Tyrwhitt, Dr. Allan Trench and Mr. Henry Herzog are independent directors as defined in Rule 10A-3 of the Securities Exchange Act of 1934. In addition, the Board believes that Dr. David Tyrwhitt, Dr. Allan Trench and Mr. Henry Herzog would meet the director independence requirements of the NASDAQ Stock Market if we were listed on such Market.

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
Legend International Holdings, Inc.
PO Box 6315 St Kilda Road
Central Melbourne, Victoria 8008 Australia

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our Directors, executive officers and beneficial owners of more than 10% of the outstanding Common Stock are required to file reports with the Securities and Exchange Commission concerning their ownership of and transactions in our Common Stock and are also required to provide to us copies of such reports.  Based solely on such reports and related information furnished to us, we believe that in fiscal 2008 all such filing requirements were complied with in a timely manner by all Directors and executive officers and 10% stockholders, except that except that Messrs. Herzog, Gupta, Awasthi, Trench and Walker filed Form 3’s after the respective due dates of such forms,

Item 11.	Executive Compensation.

The following table sets forth the annual salary, bonuses and all other compensation awards and pay outs on account of our Chief Executive Officer for services rendered to us during the fiscal years ended December 31, 2007 and 2008, and for our Chief Financial Officer and Executive General Manager for 2008.  No other executive officer received more than US$100,000 per annum during this period.

Summary Compensation Table

Name and Principal Position	Year	Salary (A$)	Bonus (A$)	Stock Awards (A$)	Option Awards (A$)	Non-Equity Incentive Plan Compensation (A$)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (A$)	All Other Compensation (A$)	Total (A$)
Joseph Gutnick, Chairman of the Board, President and CEO	2008 2007	487,000 82,132	100,000 -	- -	1,323,168 86,764 (i)	- -	- -	118,288 26,768 (ii)	2,028,456 195,664
Peter Lee, CFO & Secretary	2008 2007	214,634 115,400	80,000 -	- -	480,499 65,501 (i)	- -	- -	58,339 38,825 (ii)(iii)	833,471 219,726
Craig Michael, Executive General Manager	2008 2007	206,518 48,988	80,000 -	- -	699,453 59,341 (i)	- -	- -	19,362 11,948 (ii)	1,005,333 120,277

(i)	The amounts included in the table for option awards has been calculated in accordance with SFAS 123R.
(ii)	Includes share of superannuation contributions made by AXIS applicable to salaries charged to the Company.
(iii)	Includes share of cost of motor vehicle costs made by AXIS applicable to Mr Lee as charged to the Company.

The services of our Chief Executive Officer, Chief Financial Officer & Secretary and Executive General Manager are provided to us pursuant to a Service Agreement effective December 1, 2004 (the “Service Agreement”) by and between AXIS Consultants Pty Limited and ourselves.

Outstanding Equity Awards at Fiscal Year-End

Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Been Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Joseph Gutnick, Chairman of the Board, President and CEO	- -	- -	5,000,000 2,250,000	US$2.00 US$1.00	2/07/18 9/19/16	-	-	-	-
Peter Lee, CFO and Secretary	- - -	- - -	787,500 787,500 1,000,000	US$0.444 US$1.00 US$1.00	9/19/16 9/19/16 12/28/17	- - -	- - -	- - -	- - -
Craig Michael, Executive General Manager	- - -	- - -	150,000 150,000 1,250,000	US$0.444 US$1.00 US$1.00	9/10/17 9/10/17 12/28/17	- - -	- - -	- - -	- - -
Edward Walker, Project Manager	-	-	500,000	US$1.00	04/12/18	-	-	-	-

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

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2008, information regarding options under our 2006 stock option plan, our only active plan.  The 2006 stock option plan has been approved by our stockholders. Outstanding options under this plan that are forfeited or cancelled will be available for future grants.  All of the options are for the purchases of our Common Stock.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available future issuance under equity compensation (excluding securities reflected in Column One)
Equity compensation plans approved by security holders	22,775,000	$	A0.8820	4,730,522
Equity compensation plans not approved by security holders	-		-	-

Director Compensation

Name	Fees Earned or Paid in Cash (A$)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total (A$)
David Tyrwhitt	55,000	-	559,901	-	-	-	614,901
Dr US Awasthi	24,390	-	3,843	-	-	-	28,233
Manish Gupta	24,390	-	3,843	-	-	-	28,233
Dr Allan Trench	24,390	-	51,730	-	-	-	76,120
Henry Herzog	24,390	-	3,843	-	-	-	28,233

It is our policy to reimburse Directors for reasonable travel and lodging expenses incurred in attending Board of Directors meetings. For the period January 2005 to March 2008, non-executive Directors were paid Directors fees of A$20,000 per annum. Commencing April 1, 2008, non-executive Directors are to be paid A$60,000 per annum and fees for attendance at board committee meetings have been set at A$1,500 per meeting.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets out, to the best of our knowledge, the numbers of shares in us beneficially owned as at December 31, 2008 by:

(i)	each of our present Executive Officers and Directors,

(ii)	each person (including any “group” as that term is defined in Section 13(d)(3) of the Securities Exchange Act) who beneficially owns more than 5% of our Common Stock, and

(iii)	all of our present Directors and officers as a group.

Title of Class	Name	Number of Shares Owned		Percentage of Shares (1)
Shares of Common Stock	Joseph and Stera Gutnick *	71,843,393	(2)(3)(4)(5)	31.74
Shares of Common Stock	David Tyrwhitt *	-	(6)	-
Shares of Common Stock	U.S. Awasthi	-	(7)	-
Shares of Common Stock	Manish Gupta	-	(8)	-
Shares of Common Stock	Allan Trench	-	(9)	-
Shares of Common Stock	Henry Herzog	884,940	(10)(11)	**

Shares of Common Stock	Peter Lee *	1,383,333	(12)	**
Shares of Common Stock	Craig Michael	516,666	(13)	**
Shares of Common Stock	Edward Walker	-	(14)	-

	All officers and Directors As a Group	74,628,332		32.98

Shares of Common Stock	Atticus European Fund Ltd. 767 Fifth Avenue – 12th Fl. New York, NY 10153	29,826,901	(15)	13.18

Shares of Common Stock	Green Way Portfolio D 767 Fifth Avenue – 12th Fl. New York, NY 10153	1,143,099	(15)	0.51

Shares of Common Stock	Kisan International Trading, FZE Emaar Business Park No.2, Office 562, Jebel Ali Dubai, UAE Post Box 261835	45,650,500	(16)	20.17

Shares of Common Stock	Soros Fund Management LLC 888 Seventh Avenue New York, NY 10106	23,431,180	(17)	10.35

*	unless otherwise indicated, the address for each person is C/- Legend International Holdings, Inc., Level 8, 580 St Kilda Road, Melbourne, Victoria 3004, Australia.
**	less than 1%

Notes relating to Item 12:

(1)	Based on 226,315,392 shares outstanding as of December 31, 2008.

(2)
Includes 48,775,476 shares of Common Stock owned by Renika Pty. Ltd., of both of which Mr Joseph Gutnick, Stera M. Gutnick and members of their family are officers, Directors and principal stockholders.

(3)
Includes 750,000 shares issuable to Mr Joseph Gutnick upon exercise of stock options of which vested on September 19, 2007, 750,000 options which vested on September 19, 2008 and 1,666,667 options which vested on February 7, 2009. Mr Gutnick holds a further 750,000 options which vest on September 19, 2009, 1,666,667 options which vest on February 7, 2010 and 1,666,666 options which vest on February 7, 2011.

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

(6)	Does not include 333,333 options which vest on July 21, 2009, 333,333 options which vest on July 21, 2010 and 333,334 options which vest on July 21, 2011.

(7)	Does not include 116,667 options which vest on December 4, 2009, 116,667 options which vest on December 4, 2010 and 116,666 options which vest on December 4, 2011.

(8)	Does not include 116,667 options which vest on December 4, 2009, 116,667 options which vest on December 4, 2010 and 116,666 options which vest on December 4, 2011.

(9)	Does not include 116,667 options which vest on August 11, 2009, 116,667 options which vest on August 11, 2010 and 116,666 options which vest on August 11, 2011.

(10)	Includes 884,940 shares of Common Stock owned by Riccalo Pty. Ltd., of which Mr Henry Herzog and members of his family are officers, Directors and principal stockholders.

(11)	Does not include 116,667 options which vest on December 4, 2009, 116,667 options which vest on December 4, 2010 and 116,666 options which vest on December 4, 2011.

(12)
Includes 525,000 shares issuable to Mr. Peter Lee upon exercise of stock options of which vested on September 19, 2007, 525,000 options which vested on September 19, 2008 and 333,333 options which vested on December 28, 2008. Mr Lee holds a further 333,333 options which vest on December 28, 2009, 525,000 options which vest on September 19, 2009 and 333,334, options which vest on December 28, 2010.

(13)
Includes 100,000 shares issuable to Mr. Craig Michael upon exercise of stock options of which vested on September 10, 2008 and 416,666 options which vested on December 28, 2008. Mr Michael holds a further 100,000 options which vest on September 10, 2009, 416,667 options which vest on December 28, 2009, 100,000 options which vest on September 10, 2010 and 416,667 options which vest on December 28, 2010.

(14)	Does not include 166,667 options which vest on December 4, 2009, 166,667 options which vest on December 4, 2010 and 166,666 options which vest on December 4, 2011.

15)	In accordance with a Form 3/A dated January 3, 2008, Atticus Capital L.P., Atticus Management Limited and Mr. Timothy Barakett may be deemed to be beneficial owners of the shares of Common Stock.

(16)
Includes 20,650,500 shares of common stock owned by Kisan International Trading, FZE, a subsidiary of Indian Farmers Fertilizer Cooperative Limited (“IFFCO”). Also includes share issuable upon exercise of the following stock options: 8,000,000 options which were granted to IFFCO which are exercisable no later than July 14, 2009, 8,000,000 options which are exercisable no later than January 14, 2010, and 9,000,000 options which are exercisable no later than July 14, 2010.

(17)
Based upon a Schedule 13G/A filed with the SEC on February 17, 2009:  Represents Shares held for the account of Quantum Partners LDC, a Cayman Islands exempted limited duration company (“Quantum Partners”) Quantum EMEA Fund Ltd., a Cayman Islands exempted limited liability company (“Quantum EMEA”), and RS Capital Partners Ltd., a Cayman Islands exempted limited liability company (“RE Capital”).  Soros Fund Management LLC (“SFM LLC”) serves as principal investment manager to Quantum Partners, Quantum EMEA, and RS Capital.  As such, SFM LLC has been granted investment discretion over portfolio investments, including the Shares, held for the account of Quantum Partners, Quantum EMEA, and RS Capital.  George Soros serves as Chairman of SFM LLC, Robert Soros serves as Deputy Chairman of SFM LLC, and Jonathan Soros serves as President and Deputy Chairman of SFM LLC.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

In December 2004, the Company entered into an agreement with AXIS Consultants Pty Ltd to provide geological, management and administration services to the Company.  AXIS is affiliated through common management. We are one of eight affiliated companies.  Each of the companies has some common Directors, officers and shareholders.  In addition, each of the companies is substantially dependent upon AXIS for its senior management and certain mining and exploration staff.  A number of arrangements and transactions have been entered into from time to time between such companies.  It has been the intention of the affiliated companies and respective Boards of Directors that each of such arrangements or transactions should accommodate the respective interest of the relevant affiliated companies in a manner which is fair to all parties and equitable to the shareholders of each. Currently, there are no material arrangements or planned transactions between the Company and any of the other affiliated companies other than AXIS.

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

During 2007, AXIS charged the Company A$1,126,311 in management fees including salaries incurred in relation to AXIS staff that provided services to the Company, A$834,552 for exploration services provided to the Company, A$151,800 for asset usage, interest of A$14,683 and we repaid A$2,432,687. AXIS charged interest at a rate of 10.10% for 2007. The amount owed to AXIS at December 31, 2007 was A$6,912. During 2008, AXIS charged the Company A$5,413,203 in management and administration services including salaries incurred in relation to AXIS staff that provided services to the Company and A$2,224,638 for exploration services provided to the Company. The Company placed on deposit with AXIS funds amounting to A$699,638 to acquire two properties in Mt Isa, which is the base for the

Company’s phosphate project, to be used to accommodate AXIS employees and consultants when working in Mt Isa and relocating to the field operations. The Company also purchased a lear jet owned by AXIS (at cost to AXIS) amounting to A$1,210,000 which includes 10% GST and was based on an independent valuation, to utilize in its field operations; and a residential property at a value of A$900,000 (cost to AXIS) used to accommodate AXIS employees when visiting field operations. The Company has entered into a rental agreement with AXIS for one rental property used by AXIS staff when conducting field operations for the Company. The rental agreement is for the period October 1, 2008 to September 30, 2009. The Company paid rental expense of A$6,240 for 2008. During 2008, the Company paid AXIS an aggregate of A$10,551,866 which included the cost of the Lear jet, the three properties and an advance for 2009 charges and ongoing operations.  The Company charged AXIS interest of A$49,931 at the rate between 10.35% to 11.75%.The amount owed by AXIS at December 31, 2008 was A$1,552,919.

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

Effective as of March 3, 2006, Legend entered into a Contract for the Sale of Mining Tenements (“Contract”) with Astro Diamond Mines N.L. (“Astro”) an Australian company pursuant to which the Company acquired certain diamond mining tenements in Northern Australia from Astro. The consideration payable by Legend to Astro was A$1.5 million and Legend was also required to pay to Astro any costs incurred on the tenements after February 1, 2006.  Astro provided commercial warranties which are usual for a transaction of this nature in favour of Legend. Under Australian law, Astro was required to provide an independent experts report to shareholders for this transaction. In order to prepare the independent experts report, a mineral valuation was prepared on behalf of Astro which indicated that the preferred value for the tenements that are the subject of the transaction was A$1.5 million. This formed the basis of the consideration agreed by the parties. The President and Chief Executive Officer of the Company, Mr. J. I. Gutnick, was Chairman and Managing Director of Astro and Dr DS Tyrwhitt, an independent Director of the Company was also a Director of Astro. The tenements are located in the Northern Territory of Australia and are prospective for all minerals. Astro incurred costs on the mining tenements from February 1, 2006 which at settlement Legend was required to pay. However, Astro had not quantified the amount at the date of settlement. At December 31, 2006, the Company owed Astro A$942,433 including interest of A$21,302. During 2007, the amount was repaid in full including interest charge for 2007 of A$16,774. Astro charged interest at a rate of 10.10% in 2007.

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

Item 14.	Principal Accounting Fees and Services.

The following table shows the audit fees incurred for fiscal 2008 and 2007.

	2008 A$	2007 A$

Audit fees	176,198	62,049
Audit related fees	-	-
Tax fees	11,492	2,994
Total	187,690	65,043

Audit fees were for the audit of our annual financial statements, review of financial statements included in our 10-Q quarterly reports, and services that are normally provided by independent auditors in connection with our other filings with the SEC.  This category also includes advice on accounting matters that arose during, or as a result of, the audit or review of our interim financial statements.

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

See Index to Exhibits at page 62 for a description of the exhibits filed as a part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorised.

LEGEND INTERNATIONAL HOLDINGS, INC.

(Registrant)

/s/ Peter Lee
By:
Peter J Lee
Chief Financial Officer and Secretary

Dated: March 25, 2009

FORM 10-K Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature		Title	Date

1.	/s/ Joseph Gutnick	Chairman of the Board,
	Joseph Gutnick	President and Chief Executive
Officer (Principal Executive
		Officer) and Director	March 25, 2009

2.	/s/ David Tyrwhitt	Director	March 25, 2009
David Tyrwhitt

3.	/s/ Peter Lee	Chief Financial Officer and
	Peter Lee	Secretary (Principal Financial	l
		and Accounting Officer)	March 25, 2009

4.		Director	March 25, 2009
U S Awasthi

5.		Director	March 25, 2009
Manish Gupta

6.	/s/ Allan Trench	Director	March 25, 2009
Allan Trench

7.	/s/ Henry Herzog	Director	March 25, 2009
Henry Herzog

EXHIBIT INDEX

Incorporated by
Reference to:

Exhibit No.	Exhibit
1.1	Subscription Agreement (1)
3.1	Certificate of Incorporation (1)
3.2	Amended Certificate of Incorporation (2)
3.3	Bylaws (1)
3.4	Specimen Stock Certificate (1)
3.5	Amendment to Certificate of Incorporation (6)
10.1	2006 Incentive Option Plan (3)
10.2	Contract for the Sale of Mining Tenements (4)
10.3	Subscription Agreement dated as of December 12, 2007 (6)
10.4	Agreement with Iron Duketon Pty Limited dated November 2, 2007 (7)
10.5	Agreement with Ansett Resources & Industries Pty Ltd. dated November 7, 2007 (7)
10.6	Agreement with King Eagle Resources Pty Limited dated December 7, 2007 (8)
10.7	Form of Subscription Agreement for BMO Offering (9)
10.8	Agency Agreement dated as of June 3, 2008 (9)
10.9	Registration Rights Agreement dated as of June 3, 2008 (9)
10.10	Form of Broker Warrant (9)
10.11	Share Options agreement dated July 14, 2008 with Indian Farmers Fertilizer Cooperative Limited (IFFCO)(10)
21.1	Subsidiaries of the Registrant (5)
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Joseph Isaac Gutnick (5)
31.2	Certification of Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter James Lee (5)
32.1	Certification of Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Joseph Isaac Gutnick (5)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Peter James Lee (5)

Footnotes:

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form SB-2, filed on February 2, 2001, File No. 333-55116, and the amendments thereto.
(2)	Incorporated herein by reference to the Company’s current report on Form 8-K filed on March 21, 2003.
(3)	Incorporated herein by reference to the Appendix to the Company’s Proxy Statement filed on October 19, 2006.
(4)	Incorporated by reference to the Company’s current report on Form 8-K filed on March 10, 2006.
(5)	Filed herewith

(6)	Incorporated herein by reference to the Company’s Form 10-K filed on March 17, 2008
(7)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 28, 2007.
(8)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 28, 2007.
(9)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-145082).
(10)	Incorporated herein by reference to the Company’s current Report on Form 8-K filed on July 16, 2008.

Financial Statements for the years ended December 31, 2007 and 2008.

Legend International Holdings, Inc.
Audited Financial Statements for the Company for the years ended December 31, 2008 and 2007.

LEGEND INTERNATIONAL HOLDINGS, INC.
(An Exploration Stage Company)

Financial Statements

December 31, 2008 and 2007

(with Report of Independent Registered Public Accounting Firm)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Legend International Holdings, Inc

We have audited the accompanying balance sheet of Legend International Holdings, Inc (An Exploration Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2008 and 2007 and the cumulative amounts from inception, January 5, 2001 through December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Legend International Holdings, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for the periods indicated above in conformity with accounting principles generally accepted in the United States of America.

New York, NY	PKF
March 24, 2009	Certified Public Accountants
A Professional Corporation

LEGEND INTERNATIONAL HOLDINGS, INC.
(An Exploration Stage Company)
Balance Sheet
December 31, 2008

	2008 A$	2007 A$	Convenience Translation 2008 US$
ASSETS

Current Assets:
Cash	119,277,536	17,088,190	82,384,994
Receivables (note 12)	2,843,331	507,264	1,963,889
Prepayments	371,499	110,840	256,595
Inventories	92,194	-	63,678
Trading Securities (note 11)	780,946	-	539,399
Total Current Assets	123,365,506	17,706,294	85,208,555

Non-Current Assets:
Property and Equipment, net (note 3)	5,320,625	158,177	3,674,955
Deposits (note 5)	793,712	130,000	548,217
Receivables (note 12)	555,668	-	383,800
Prepayments	40,194	-	27,762
Total Non-Current Assets	6,710,199	288,177	4,634,734

Total Assets	130,075,705	17,994,471	89,843,289

LIABILITIES

Current Liabilities:
Accounts payable and accrued expenses	2,386,575	671,384	1,648,407
Lease liability (note 10)	186,785	273,740	129,013
Total Current Liabilities	2,573,360	945,124	1,777,420

Non Current Liabilities:
Reclamation and Remediation Provision (note 9)	206,192	90,000	142,417
Lease liability (note 10)	537,008	-	370,911
Total Non Current Liabilities	743,200	90,000	513,328

Total Liabilities	3,316,560	1,035,124	2,290,748

Commitments and Contingencies (Notes 8, 9 and 14)
Stockholders’ Equity
Common stock: US$.001 par value 300,000,000 shares authorised
226,315,392 and 176,868,825 shares issued and outstanding	275,076	222,787	189,995
Additional Paid-in-Capital	154,661,002	30,691,933	106,824,354
Other Comprehensive Gain	38,490	38,490	26,585
Retained Deficit during development period	(839,463)	(839,463)	(579,817)
Retained Deficit during exploration period	(27,375,960)	(13,154,400)	(18,908,576)

Total Stockholders’ Equity	126,759,145	16,959,347	87,552,541

Total Liabilities and Stockholders’ Equity	130,075,705	17,994,471	89,843,289

The accompanying notes are integral part of the financial statements.

LEGEND INTERNATIONAL HOLDINGS, INC.
(An Exploration Stage Company)
Statements of Operations

	For the years Ended December 31		Convenience Translation	January 5, 2001 (Inception) to December 31,
	2007 A$	2008 A$	2008 US$	2008 A$
Revenues:

Sales	-	-	-	6,353
less cost of sales	-	-	-	(1,362)

Gross profit	-	-	-	4,991

Other income
Interest income – related entity	-	49,931	34,487	49,931
Interest income – other	22,183	3,669,440	2,534,482	3,695,498
Other	-	6,534	4,513	6,534
	22,183	3,725,905	2,573,482	3,751,963

Costs and expenses:
Legal, professional and accounting	213,063	707,444	488,632	1,055,904
Exploration expenditure	5,132,000	8,780,037	6,064,372	17,723,422
Aircraft maintenance	-	278,826	192,585	278,826
Stock based compensation	375,740	5,185,743	3,581,793	6,332,640
Interest expense	62,196	32,715	22,596	144,846
Impairment of investment	-	326,526	225,532	326,526
Net gain on revaluation of trading securities	-	(70,874)	(48,953)	(70,874)
Administration expenses	2,756,935	8,096,798	5,592,457	11,410,442
Total expenses	(8,539,934)	(23,337,215)	(16,119,014)	(37,201,732)

(Loss) from operations	(8,517,751)	(19,611,310)	(13,545,532)	(33,444,778)
Foreign currency exchange gain/(loss)	(120,378)	5,389,750	3,722,700	5,229,355
(Loss) before income taxes	(8,638,129)	(14,221,560)	(9,822,832)	(28,215,423)

Provision for income taxes	-	-	-	-

Net (loss)	(8,638,129)	(14,221,560)	(9,822,832)	(28,215,423)

Basic and diluted loss per common shares	(0.06)	(0.07)	(0.05)	(0.44)

Weighted average number of common shares used in per share calculations	146,739,872	204,500,520	204,500,520	64,491,851

The accompanying notes are integral part of the financial statements.

LEGEND INTERNATIONAL HOLDINGS, INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)
for the period ended December 31, 2008

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

LEGEND INTERNATIONAL HOLDINGS, INC.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficit)
for the period ended December 31, 2008
(continued)

	Common Stock
	Shares	Par Value A$	Additional Paid-In Capital A$	Retained (Deficit) During the Exploration Period A$	Retained (Deficit) During the Development Period A$	Other Comprehensive Gain A$	Stockholders’ Equity (Deficit) A$
Shares issued for cash	47,686,624	56,438	25,684,666	-	-	-	25,741,104
Cost of share issues	-	-	(1,675,111)	-	-	-	(1,675,111)
Shares issued for consulting fees	2,604,200	2,984	1,001,122	-	-	-	1,004,106
Shares issued on cashless exercise of options	75,000	85	(85)	-	-	-	-
Shares issued as a result of delay in lodgement of registration statement	200,000	230	364,575	-	-	-	364,805
Shares issued for part-settlement of the acquisition of rights to exploration licences under agreement	500,000	545	517,455	-	-	-	518,000
Amortization of options under stock option plan	-	-	375,740	-	-	-	375,740
Net Loss	-	-	-	(8,638,129)	-	-	(8,638,129)
Balance, December 31, 2007	176,868,825	222,787	30,691,933	(13,154,400)	(839,463)	38,490	16,959,347
Shares issued for cash	42,000,000	44,011	109,984,282	-	-	-	110,028,293
Cost of share issues		-	(5,964,346)	-	-	-	(5,964,346)
Shares issued on cashless exercise of options	1,522,358	1,701	(1,701)	-	-	-	-
Shares issued on exercise of options	5,435,600	5,999	13,717,586	-	-	-	13,723,585
Shares issued for consulting fees	30,800	33	147,555	-	-	-	147,588
Shares issued under registration rights agreement	457,809	545	899,950	-	-	-	900,495
Amortization of options under stock option plan	-	-	5,185,743	-	-	-	5,185,743
Net Loss	-	-	-	(14,221,560)	-	-	(14,221,560)
Balance, December 31, 2008	226,315,392	275,076	154,661,002	(27,375,960)	(839,463)	38,490	126,759,145

The accompanying notes are integral part of the financial statements.

LEGEND INTERNATIONAL HOLDINGS, INC.
(An Exploration Stage Company)
Statement of Cash Flows

	For the years Ended December 31		Convenience Translation	January 5, 2001 (Inception) to December 31,
	2007 A$	2008 A$	2008 US$	2008 A$
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	(8,638,129)	(14,221,560)	(9,822,831)	(28,215,423)

Adjustments to reconcile net loss to net cash (used) by operating activities:
Foreign exchange	120,378	(5,389,750)	(3,722,700)	(5,230,698)
Gain in revaluation of trading securities	-	(70,874)	(48,953)	(70,874)
Shares and Options issued for Stock Based Compensation
- Employees	375,740	5,185,743	3,581,793	6,332,641
- Consultants	383,833	147,588	101,939	531,421
- Exploration Agreement	518,000	326,526	225,531	844,526
- Registration Payment Arrangements	364,805	900,494	621,971	1,265,299
Provision for rehabilitation	90,000	116,192	80,254	206,192
Depreciation	19,949	202,943	140,173	223,913
Interest receivable	-	(49,931)	(34,488)	(49,931)
Accrued interest added to principal	-	-	-	37,282
Net Change in:
Receivables	(388,634)	(2,891,735)	(1,997,321)	(3,449,640)
Prepayments and deposits	(136,281)	(964,563)	(666,224)	(1,205,403)
Inventories	-	(92,194)	(63,679)	(92,194)
Accounts Payable and Accrued Expenses	245,171	1,441,270	995,485	2,251,253
Net Cash (Used) In Operating Activities	(7,045,168)	(15,359,851)	(10,608,050)	(26,621,636)

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in Trading Securities	-	(710,072)	(490,446)	(710,072)
Acquisition of Subsidiary	-	(326,526)	(225,531)	(326,526)
Purchase of Property, Equipment and Motor Vehicles	(142,292)	(4,640,717)	(3,205,343)	(4,795,282)
Net Cash (Used) In Investing Activities	(142,292)	(5,677,315)	(3,921,320)	(5,831,880)

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances Payable - Affiliates	(1,271,501)	-	-	(26,156)
Repayment of Convertible Debenture	-	-	-	(130,310)
Repayment of Shareholder Advance	-	-	-	(641)
Proceeds from Convertible Debenture Payable	-	-	-	130,310
Shareholder Advance	-	-	-	6,621
Proceeds from Issuance of Stock	25,741,103	123,751,878	85,475,422	153,388,716
Cost of share issues	(1,033,749)	(5,964,347)	(4,119,575)	(7,126,472)
Net Borrowing/Repayments from Affiliates	-	-	-	50,003
Net Cash Provided by financing activities	23,435,853	117,787,531	81,355,847	146,292,071

Effect of Exchange Rate changes on Cash	-	5,438,981	3,756,704	5,438,981

Net Increase in Cash	16,248,393	102,189,346	70,582,181	119,277,536

Cash at Beginning of Period	839,797	17,088,190	11,802,813	-

Cash at End of Period	17,088,190	119,277,536	82,384,994	119,277,536

Supplemental Disclosures:
Cash paid for interest	62,196	32,715	22,596	94,911
Cash paid for income taxes	-	-	-	-
Stock and options issued for services	641,361	147,588	101,939	1,595,523
Accrued interest and stockholder advances charged to paid in capital	12,744	-	-	12,744
Stock issued for exploration agreement	518,000	-	-	518,000
Stock issued for registration payment arrangement	364,805	900,494	621,971	1,265,299
Equipment obtained through a capital lease	24,581	705,841	487,524	730,422
Capital lease obligation for exploration costs	362,462	-	-	-
Interest in relation to capital lease for exploration costs	42,313	-	-	42,313
Fair value of warrants in connection with issuance of capital stock	-	1,330,852	919,219	1,300,852

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

On June 3, 2008, Legend issued 42,000,000 shares of common stock at a placement price of US$2.50 per share raising A$110,028,293 (US$105,000,000). The direct costs of the offering totalled A$5,920,448.During the third quarter of 2008, 5,000,000 options were exercised at a  price of US$2.50 per share The total amount received was A$13,672,091 (US$12,350,000).

The Company has revised its project strategy for its phosphate project due to the current financial and economic climate. The strategy aims to deliver positive operational cash flow as soon as possible with a reduced capital outlay and the ability to pay for any required infrastructure from this cash flow. To achieve this aim a three stage approach has been adopted:

•
Stage 1 - To focus on drilling near surface, high grade phosphate ore to delineate tonnage of direct shipping grade material that requires little or no  beneficiation  to export  phosphate rock from the D-Tree phosphate deposit by the 4th quarter of 2009.

•
Stage 2 - Ramp up export of phosphate rock to 5 million tonnes per annum by 2012 beginning at the end of 4th quarter 2009,  sourced from a combination  of either Lady  Annie, D-Tree, Lady Jane, Lily & Sherrin Creek or any other phosphate deposits of which Legend has an interest.

•	Stage 3 - Production of value added phosphate fertiliser products such as phosphoric acid, MAP, DAP and TSP.

Previously Legend was conducting a study with GHD to investigate the option of using a slurry pipeline to transport beneficiated product to the Port of Karumba. This option has now been abandoned due to high cost and port logistics. The transport option now considered feasible is via rail from Mt. Isa to the Port of Townsville. Legend is now conducting its own studies closely with the Indian Farmers Fertiliser Cooperative (IFFCO) and various external consultants on all aspects of the project including studies into metallurgy, geology, environment, mining, transport and infrastructure. These studies will form the basis of a final feasibility study. Worley Parsons is also working in association with Legend on various aspects of the project. Worley Parsons is a major international group with extensive experience offering technical, project and operational support in the resources and energy sector.

Exploration Stage Enterprise

The Company complies with FASB Statement No. 7 its characterization of the company as an exploration stage enterprise. The Company is devoting all of its present efforts in securing and establishing its exploration business through field sampling and drilling programs in the State of Queensland and the Northern Territory of Australia.

2.             RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. In February 2008, the FASB staff issued Staff Position No. 157-2 ”Effective date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognised or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for the Company’s fiscal year beginning January 1, 2009. In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), which clarifies the application of FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”) in an inactive market. The intent of this FSP is to provide guidance on how the fair value of a financial asset is to be determined when the market for that financial asset is inactive. The provisions of FSP FAS 157-3 are effective for the Company’s fiscal year beginning January 1, 2009. The adoption of this pronouncement and interpretation has not and is not expected to have a material impact on the Company’s future reported financial position or results of operations.

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115”, which permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of this statement is not expected to have a material impact on the Company’s future reported financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141. SFAS 141(R) requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141(R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141(R) is effective for fiscal year beginning January 1, 2009 and will be applied prospectively. The Company is currently evaluating the potential impact of adopting this statement on the Company’s financial position, results of operations or cashflows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity. SFAS 160 is effective for the fiscal year beginning January 1, 2009. The Company does not currently have any minority interests.

In March 2008, the FASB issued SFAS No. 161 “Disclosure about Derivative Instruments and Hedging Activities - an amendment of FASB statements No. 133” (“SFAS 161”) which provides revised guidance for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133, and how derivative instruments and the related hedged items affect and entity’s financial position, financial performance and cash flows. SFAS 161 is effective for the Company’s fiscal year beginning January 1, 2009. The Company does not currently have any derivative instruments and is not involved in any hedging activities.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141, “Business Combinations” (“FAS 141”). FSP 142-3 is effective for the Company’s fiscal year beginning January 1, 2009 and will be applied prospectively to intangible assets acquired after the effective date. The Company does not expect the adoption of FSP 142-3 to have an impact on the Company’s financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Acceptable Accounting Principles” (“SFAS 162”). SFAS 162 identifies the source of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The adoption of SFAS 162 has had no impact on the Company’s financial position, results of operations or cash flows.

In November 2008, the EITF reached consensus on Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”), which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The intent of EITF 08-6 is to provide guidance on (i) determining the initial carrying value of an equity method investment, (ii) performing an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment, (iii) accounting for an equity method investee’s issuance of shares, and (iv) accounting for a change in an investment from the equity method to the cost method. EITF 08-6 is effective for the Company’s fiscal year beginning January 1, 2009 and is to be applied prospectively. The Company is currently evaluating the potential impact of adopting this EITF on the Company’s consolidated financial position or results of operation.

3.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mineral Property Acquisition and Exploration Costs

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified.  To date, the Company has not  established any proven or  probable  reserves on its mineral properties. When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves, further exploration costs and development costs incurred after such determination will be capitalized. The establishment of proven and probable reserves is based on results of final feasibility studies which indicate whether a property is economically feasible. Upon commencement of commercial production, capitalized costs will be transferred to the appropriate asset category and amortized over their estimated useful lives. Capitalized costs, net of salvage values, relating to a deposit which is abandoned or considered uneconomic for the foreseeable future, will be written off.

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

Inventories

Materials and Supplies

Materials and supplies are valued at the lower of average cost or net realizable value. The carrying value of inventory as at December 31, 2008 was A$92,194 ( US$63,678)

Loss per Common Share

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding during each year. Diluted loss per share is not presented as the effect of Common Stock equivalents would be anti dilutive.

Property and Equipment

Property and equipment is stated at cost.  The Company records depreciation and amortization, when appropriate, using straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred.   Additions, major renewals and replacements that increase the property's useful life are capitalized.  Property sold or retired, together with the related accumulated depreciation is removed from the appropriate accounts and the resultant gain or loss is included in net income (loss).

		At December 31, 2008			At December 31, 2007
	Depreciable Life (in years)	Cost A$	Accumulated Depreciation A$	Net Book Value A$	Cost A$	Accumulated Depreciation A$	Net Book Value A$
Land		1,101,358	-	1,101,358
Buildings	40	1,435,249	(3,828)	1,431,421
Leasehold Improvements	1-2	178,944	(6,385)	172,559	16,732	(105)	16,627
Motor Vehicles	5	897,482	(64,970)	832,512	104,782	(13,114)	91,668
Equipment	1-10	435,340	(50,559)	384,781	57,633	(7,751)	49,882
Lear Jet	5	1,270,869	(98,171)	1,172,698	-	-	-
Construction in Progress		225,296	-	225,296	-	-	-
		5,544,538	(223,913)	5,320,625	179,147	(20,970)	158,177

The depreciation expense for the year ended December 31, 2008 amounted to A$202,943 (US$140,172) and the year ended December 31, 2007 A$19,949.

Cash

Cash consists of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value.

Fair Value of Financial Instruments

Financial Accounting Standards Board Statement No. 107,  "Disclosures about Fair Value of Financial  Instruments",  requires the Company to disclose,  when  reasonably attainable,  the fair  market  values of its  assets and  liabilities  which are deemed to be financial instruments. The Company's financial instruments consist primarily of cash, certain investments, receivables and payables. The Company believes that the fair value of the Company’s financial instruments approximate their carrying values, unless otherwise noted.

Federal Income Tax

The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to calculating deferred income taxes.  The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. For the period presented, there was no taxable income. There are no deferred income taxes resulting from temporary differences in reporting certain income and expense items for income tax and financial accounting purposes. The Company, at this time, is not aware of any net operating losses which are expected to be realised.

Foreign Currency Translation

The Company’s functional and reporting currency is the Australian dollar.  Revenue and expenses incurred in a currency other than the reporting currency, Australian dollars are translated at the date incurred or invoiced. Assets and liabilities are re-valued at the period end exchange rate where appropriate. Gains or losses form foreign currency transactions are included in the results of operations .Foreign currency exchange gain in 2008 is primarily as a result of the translation of cash maintained in US banking institutions and amounted to A$5,389,750 (US$3,722,700). Foreign currency exchange loss for 2007 amounted to A$120,378.

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

Future remediation costs are accrued based on management’s best estimate at the end of each period of the costs expected to be incurred. Such cost estimates include, where applicable, plugging of drill holes, removal of consumerables and ripping of drill pads and tracks. Changes in estimates are reflected in earnings in the period an estimate is revised.

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

Convenience Translation to US$

The consolidated financial statements as of and for the year ended December 31, 2008 have been translated into United States dollars using the rate of exchange of the United States dollar at December 31, 2008 (A$1.00=US$0.6907). The translation was made solely for the convenience of readers in the United States.

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

4.             CONCENTRATIONS OF RISKS

Cash Balances

The Company maintains a portion of its cash in US banking institutions insured by the Federal Deposit Insurance Corporation (FDIC). This government corporation insured balances up to US$100,000 through October 13, 2008.  As of October  14, 2008 all  non-interest bearing transaction deposit accounts at an FDIC-insured  institution,  including all personal and business  checking  deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit  account.  This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009.  All other deposit accounts at FDIC-insured institutions are insured up to at least US$250,000 per depositor until December 31, 2009. On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, will return to at least US$100,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at US$250,000 per depositor. At December 31, 2008, the Company held US$14,620,616 in interest bearing accounts in US banking institutions.

Cash at bank in Australia is guaranteed by the Federal Government of Australia to a maximum of A$1,000,000. For amounts over that, a fee of 0.7% is charged. The Company has taken out the Federal Government of Australia insurance policy for amounts in excess of A$1,000,000.

5.             DEPOSITS

Deposits held by the Company as at December 31, 2008:
2008 A$

Term Deposit as security for a Banker’s Undertaking	642,109
Other	1,603

Cash deposits provided to Government Departments for the purpose of guaranteeing the Company’s performance in accordance with mining law	150,000
793,712

6.             ACQUISITIONS IN MINERAL LICENCES AND JOINT VENTURE

On February 27, 2008, the Company entered into a Share Sale Agreement whereby the Company agreed to purchase all of the issued and outstanding shares of Teutonic Minerals Pty Ltd. As a result, Teutonic became a subsidiary of the Company from that date. Teutonic held an application for a mineral licence over phosphate in the Georgina Basin in the State of Queensland, Australia. The consideration payable to the vendors was A$300,000, and the Company granted the vendors a 1% gross revenue royalty from production from the mineral licence and incurred legal costs of A$26,526. The mineral licence application held by Teutonic was withdrawn on March 17, 2008 and replaced by a mineral application lodged by the Company. Teutonic had no other assets or liabilities. As at December 31, 2008 the net assets and liabilities acquired by the Company have no value. The consideration and legal costs of A$326,526 paid by the Company are included as impairment of investment in the accompanying Statement of Operations.

On October 27, 2008, the Company entered into a Heads of Agreement with Mt. Isa Metals Ltd. (“MET”) for the formation of an unincorporated Joint Venture (“JV”) over each party’s respective interest in tenements overlying the D-Tree phosphate deposit. Under the JV, Legend will contribute tenements EPM 14753, EPMA’s 17333, 17437, 17443 and 17446, and, MET will contribute tenement EPM 15763 (D-Tree West). Legend will manage and hold an 80% interest in the JV and MET will hold a 20% contributing interest in the JV. Significantly, the JV will also have access to plant and infrastructure at Legend’s 100% owned proposed Lady Annie phosphate development, which lies 9 miles to the east of D-Tree. The Heads of Agreement is to be replaced by a formal JV agreement, which is currently being negotiated. Under the joint venture, the Company as manager, incurs all costs and these are treated as exploration expenditure in the Company’s records. The Company invoices the joint venture partner for 20% of the joint venture expenditure and this is recorded as a joint venture recovery against the exploration expenditure. The joint venture has no assets and as liabilities are incurred in the name of the manager, the liabilities of the joint venture are included in accounts payable and accrued expenses. During 2008, the joint venture incurred exploration costs totalling approximately A$3,200,000 of which the Company has recorded its proportionate share (80%) of such costs which amounted to approximately A$2,550,000 which are included in exploration expenditure in the accompanying Statement of Operations. In addition, approximately A$650,000 is due from the joint venture partner at December 31, 2008 which is included in receivables in the accompanying Balance Sheet.

7.            STOCKHOLDERS EQUITY

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

On June 3, 2008, Legend issued 42,000,000 shares of common stock at a placement price of US$2.50 per share raising A$110,028,293 (US$105,000,000). The securities were issued pursuant to a private placement and are issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933 as amended (“The Act”) under Section 4(2) of the Act. The direct costs of the offering totalled approximately A$5,920,448. As additional consideration, the Company issued to the agents 840,000 warrants to purchase common stock with an exercise price of US$2.50 per warrant. The warrants are exercisable at any time up to June 3, 2010. The fair value of the warrants was A$1,330,852 (US$919,219).

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

Between April 1, 2008 and June 30, 2008, Legend issued a further 30,800 shares for consulting fees amounting to A$147,588 (US$138,600).

Effective July 14, 2008, the Company entered into a Shares Option Agreement with the Indian Farmers Fertilizer Cooperative Limited (“IFFCO”) to finance the Company’s operations.

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

Between July 1, 2008 and December 31, 2008, 281,200 options were exercised using the cashless exercise feature and the Company issued 247,774 shares of common stock.

Between July 1, 2008 and December 31, 2008, an additional 327,600 options were exercised for US$0.111, total amount received A$51,494 (US$36,364) and the Company issued 327,600 shares of common stock.

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

	Options	Option Price Per Share US$	Weighted Average Exercise Price US$
Outstanding at January 1, 2006	-	-	-
Granted	8,100,000	0.444-1.00	0.69
Forfeited	-	-	-
Outstanding at December 31, 2006	8,100,000	0.444-1.00	0.69
Granted	-	-	-
Forfeited	(1,575,000)	-	-
Outstanding at December 31, 2007	6,525,000	0.444-1.00	0.69
Granted	-	-	-
Forfeited	(337,500)	-	-
Outstanding at December 31, 2008	6,187,500	0.444-1.00	0.69
Options exercisable at December 31, 2008	4,124,988	0.444-1.00	0.69

The range of exercise price is US$0.444 to US$1.00 per option. The weighted average per option fair value of options granted during 2006 was US$0.07 and the weighted average remaining contractual life of those options is 7¾  years.

The total value of the outstanding unvested options at December 31, 2008 equates to A$48,135 (US$36,236) and is being amortised over the vesting periods.

For 2008, the amortization amounted to A$133,530 (US$100,522).

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

The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.

An external consultant has calculated the fair value of the 862,500 options using the Binomial valuation method using the following inputs:

Grant date	May 16, 2007	May 16, 2007	May 16, 2007	May 16, 2007	May 16, 2007	May 16, 2007
Grant date share price	US$0.25	US$0.25	US$0.25	US$0.25	US$0.25	US$0.25
Vesting date	May 16, 2008	May 16, 2008	May 16, 2009	May 16, 2009	May 16, 2010	May 16, 2010
Expected life in years	5.50	5.50	6.00	6.00	6.50	6.50
Risk-free rate	4.92%	4.92%	4.92%	4.92%	4.92%	4.92%
Volatility	60%	60%	60%	60%	60%	60%
Exercise price	US$0.444	US$1.00	US$0.444	US$1.00	US$0.444	US$1.00
Call option value	US$0.1111	US$0.064	US$0.117	US$0.072	US$0.124	US$0.079

	Options	Option Price Per Share US$	Weighted Average Exercise Price US$
Outstanding at January 1, 2007	-	-	-
Granted	862,500	0.444-1.00	0.69
Forfeited	(187,500)	-	-
Outstanding at December 31, 2007	675,000	0.444-1.00	0.69
Granted	-	-	-
Forfeited	(300,000)	-	-
Outstanding at December 31, 2008	375,000	0.444-1.00	0.69
Options exercisable at December 31, 2008	125,000	0.444-1.00	0.69

The range of exercise price is US$0.444 to US$1.00 per option. The weighted average per option fair value of options granted during 2007 was US$0.0945 and the weighted average remaining contractual life of those options is 8½ years. The forfeiture rate of 56.52% is based on personnel retention history for persons in this class of participants by AXIS Consultants Pty Ltd.

The total value of the outstanding unvested options at December 31, 2008 including employee retention factor equates to A$9,579 (US$7,970) and is being amortised over the vesting periods.

For 2008, the amortization amounted to A$17,086 (US$14,215).

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

The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.

An external consultant has calculated the fair value of the 300,000 options using the Binomial valuation method using the following inputs:

Grant date	Sept 10, 2007	Sept 10, 2007	Sept 10, 2007	Sept 10, 2007	Sept 10, 2007	Sept 10, 2007
Grant date share price	US$1.25	US$1.25	US$1.25	US$1.25	US$1.25	US$1.25
Vesting date	Sept 10, 2008	Sept 10, 2008	Sept 10, 2009	Sept 10, 2009	Sept 10, 2010	Sept 10, 2010
Expected life in years	5.50	5.50	6.00	6.00	6.50	6.50
Risk-free rate	4.637%	4.637%	4.637%	4.637%	4.637%	4.637%
Volatility	60%	60%	60%	60%	60%	60%
Exercise price	US$0.444	US$1.00	US$0.444	US$1.00	US$0.444	US$1.00
Call option value	US$0.98	US$0.79	US$1.00	US$0.81	US$1.01	US$0.83

	Options	Option Price Per Share US$	Weighted Average Exercise Price US$
Outstanding at January 1, 2007	-	-	-
Granted	300,000	0.444-1.00	0.69
Forfeited	-	-	-
Outstanding at December 31, 2007	300,000	0.444-1.00	0.69
Granted	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2008	300,000	0.444-1.00	0.69
Options exercisable at December 31, 2008	100,000	0.444-1.00	0.69

The range of exercise price is US$0.444 to US$1.00 per option. The weighted average per option fair value of options granted during 2007 was US$0.9033 and the weighted average remaining contractual life of those options is 8¾ years The forfeiture rate of 50% in the third year is based on personnel retention history for persons in this class of participants by AXIS Consultants Pty Ltd.

The total value of the outstanding unvested options at December 31, 2008 including employee retention factor equates to A$69,310 (US$57,327) and is being amortised over the vesting periods.

For 2008, the amortization amounted to A$147,415 (US$121,927).

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

The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.

An external consultant has calculated the fair value of the 300,000 options using the Binomial valuation method using the following inputs:

Grant date	Dec 19, 2007	Dec 19, 2007	Dec 19, 2007	Dec 19, 2007	Dec 19, 2007	Dec 19, 2007
Grant date share price	US$0.95	US$0.95	US$0.95	US$0.95	US$0.95	US$0.95
Vesting date	Dec 19, 2008	Dec 19, 2008	Dec 19, 2009	Dec 19, 2009	Dec 19, 2010	Dec 19, 2010
Expected life in years	5.50	5.50	6.00	6.00	6.50	6.50
Risk-free rate	4.441%	4.441%	4.441%	4.441%	4.441%	4.441%
Volatility	60%	60%	60%	60%	60%	60%
Exercise price	US$0.444	US$1.00	US$0.444	US$1.00	US$0.444	US$1.00
Call option value	US$0.70	US$0.54	US$0.71	US$0.56	US$0.72	US$0.58

	Options	Option Price Per Share US$	Weighted Average Exercise Price US$
Outstanding at January 1, 2007	-	-	-
Granted	300,000	0.444-1.00	0.69
Forfeited	-	-	-
Outstanding at December 31, 2007	300,000	0.444-1.00	0.69
Granted	-	-	-
Forfeited	-	-	-
Outstanding at December 31, 2008	300,000	0.444-1.00	0.69
Options exercisable at December 31, 2008	100,000	0.444-1.00	0.69

The range of exercise price is US$0.444 to US$1.00 per option. The weighted average per option fair value of options granted during 2007 was US$0.6350 and the weighted average remaining contractual life of those options is 9 years. The forfeiture rate of 50% in the third year is based on personnel retention history for persons in this class of participants by AXIS Consultants Pty Ltd.

The total value of the outstanding unvested options at December 31, 2008 including employee retention factor equates to A$60,441 (US$51,955) and is being amortised over the vesting periods.

For 2008, the amortization amounted to A$119,374 (US$102,614).

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

The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.

An external consultant has calculated the fair value of the 4,787,500 options using the Binomial valuation method using the following inputs:

Grant date	Dec 28, 2007	Dec 28, 2007	Dec 28, 2007
Grant date share price	US$1.09	US$1.09	US$1.09
Vesting date	Dec 28, 2008	Dec 28, 2009	Dec 28, 2010
Expected life in years	5.50	6.00	6.50
Risk-free rate	4.488%	4.488%	4.488%
Volatility	60%	60%	60%
Exercise price	US$1.00	US$1.00	US$1.00
Call option value	US$0.65	US$0.67	US$0.69

	Options	Option Price Per Share US$	Weighted Average Exercise Price US$
Outstanding at January 1, 2007	-	-	-
Granted	4,787,500	1.00	1.00
Forfeited	-	-	-
Outstanding at December 31, 2007	4,787,500	1.00	1.00
Granted	-	-	-
Forfeited	(225,000)	-	-
Outstanding at December 31, 2008	4,562,500	1.00	1.00
Options exercisable at December 31, 2008	1,520,833	1.00	1.00

The exercise price is US$1.00 per option. The weighted average per option fair value of options granted during 2007 was US$0.67 and the weighted average remaining contractual life of those options is 9 years The forfeiture rate of 42.85% in the third year is based on personnel retention history for persons in this class of participants by AXIS Consultants Pty Ltd.

The total value of the outstanding unvested options at December 31, 2008 including employee retention factor equates to A$1,254,470 (US$1,097,787) and is being amortised over the vesting periods.

For 2008, the amortization amounted to A$2,114,307 (US$1,850,230).

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

The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.

An external consultant has calculated the fair value of the 5,000,000 options using the Binomial valuation method using the following inputs:

Grant date	Feb 7, 2008	Feb 7, 2008	Feb 7, 2008
Grant date share price	US$0.99	US$0.99	US$0.99
Vesting date	Feb 7, 2009	Feb 7, 2010	Feb 7, 2011
Expected life in years	5.50	6.00	6.50
Risk-free rate	4.387%	4.387%	4.387%
Volatility	60%	60%	60%
Exercise price	US$2.00	US$2.00	US$2.00
Call option value	US$0.40	US$0.43	US$0.46

	Options	Option Price Per Share US$	Weighted Average Exercise Price US$
Outstanding at January 1, 2008	-	-	-
Granted	5,000,000	2.00	2.00
Forfeited	-	-	-
Outstanding at December 31, 2008	5,000,000	2.00	2.00
Options exercisable at December 31, 2008	-	-	-

The exercise price is US$2.00 per option. The weighted average per option fair value of options granted during 2008 was US$0.43 and the weighted average remaining contractual life of those options at December 31, 2008 is 9¼ years. No options are currently exercisable. The options were issued to the Company’s CEO and therefore the Company applied a 100% retention rate.

The remaining value of the outstanding options at December 31, 2008 including employee retention factor equates to A$1,117,417 (US$1,001,541) and is being amortised over the vesting periods.

For  2008, the amortization amounted to A$1,281,333 (US$1,148,459).

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

The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.

An external consultant has calculated the fair value of the 400,000 options using the Binomial valuation method using the following inputs:

Grant date	Feb 19, 2008	Feb 19, 2008	Feb 19, 2008
Grant date share price	US$1.04	US$1.04	US$1.04
Vesting date	Feb 19, 2009	Feb 19, 2010	Feb 19, 2011
Expected life in years	5.50	6.00	6.50
Risk-free rate	4.422%	4.422%	4.422%
Volatility	60%	60%	60%
Exercise price	US$1.00	US$1.00	US$1.00
Call option value	US$0.61	US$0.63	US$0.65

	Options	Option Price Per Share US$	Weighted Average Exercise Price US$
Outstanding at January 1, 2008	-	-	-
Granted	400,000	1.00	1.00
Forfeited	-	-	-
Outstanding at December 31, 2008	400,000	1.00	1.00
Options exercisable at December 31, 2008	-	-	-

The exercise price is US$1.00 per option. The weighted average per option fair value of options granted during 2008 was US$0.63 and the weighted average remaining contractual life of those options at December 31, 2008 is 9¼ years. No options are currently exercisable. The options were issued to one individual and in that case, the Company applied a 100% retention rate.

The remaining value of the outstanding options at December 31, 2008 equates to A$132,023 (US$120,062) and is being amortised over the vesting periods.

For 2008, the amortization amounted to A$145,082 (US$131,938).

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

The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.

An external consultant has calculated the fair value of the 362,500 options using the Binomial valuation method using the following inputs:

Grant date	May 29, 2008	May 29, 2008	May 29, 2008
Grant date share price	US$3.31	US$3.31	US$3.31
Vesting date	May 29, 2009	May 29, 2010	May 29, 2011
Expected life in years	5.50	6.00	6.50
Risk-free rate	4.077%	4.077%	4.077%
Volatility	60%	60%	60%
Exercise price	US$1.00	US$1.00	US$1.00
Call option value	US$2.67	US$2.70	US$2.72

	Options	Option Price Per Share US$	Weighted Average Exercise Price US$
Outstanding at January 1, 2008	-	-	-
Granted	362,500	1.00	1.00
Forfeited	(112,500)	-	-
Outstanding at December 31, 2008	250,000	1.00	1.00
Options exercisable at December 31, 2008	-	-	-

The exercise price is US$1.00 per option. The weighted average per option fair value of options granted during 2008 was US$2.70 and the weighted average remaining contractual life of those options at December 31, 2008 is 9½ years. No options are currently exercisable. The options were issued to two individuals and in that case, the Company applied a 100% retention rate.

The remaining value of the outstanding options at December 31, 2008 equates to A$651,371 (US$625,251) and is being amortised over the vesting periods.

For 2008, the amortization amounted to A$367,007 (US$352,290).

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

The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.

An external consultant has calculated the fair value of the 200,000 options using the Binomial valuation method using the following inputs:

Grant date	July 7, 2008	July 7, 2008	July 7, 2008
Grant date share price	US$3.83	US$3.83	US$3.83
Vesting date	July 7, 2009	July 7, 2010	July 7, 2011
Expected life in years	5.50	6.00	6.50
Risk-free rate	3.901%	3.901%	3.901%
Volatility	60%	60%	60%
Exercise price	US$2.00	US$2.00	US$2.00
Call option value	US$2.72	US$2.77	US$2.82

	Options	Option Price Per Share US$	Weighted Average Exercise Price US$
Outstanding at January 1, 2008	-	-	-
Granted	200,000	2.00	2.00
Forfeited	-	-	-
Outstanding at December 31, 2008	200,000	2.00	2.00
Options exercisable at December 31, 2008	-	-	-

The exercise price is US$2.00 per option. The weighted average per option fair value of options granted during 2008 was US$2.77 and the weighted average remaining contractual life of those options at December 31, 2008 is 9¾ years. No options are currently exercisable. A retention rate of 66% is based on personnel retention history for persons in this class of participants by AXIS Consultants Pty Ltd.

The remaining value of the outstanding options at December 31, 2008 equates to A$267,657 (US$257,995) and is being amortised over the vesting periods.

For 2008, the amortization amounted to A$111,677 (US$107,645).

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

The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.

An external consultant has calculated the fair value of the 1,000,000 options using the Binomial valuation method using the following inputs:

Grant date	July 11, 2008	July 11, 2008	July 11, 2008
Grant date share price	US$3.26	US$3.26	US$3.26
Vesting date	July 11, 2009	July 11, 2010	July 11, 2011
Expected life in years	5.50	6.00	6.50
Risk-free rate	3.960%	3.960%	3.960%
Volatility	60%	60%	60%
Exercise price	US$3.48	US$3.48	US$3.48
Call option value	US$1.81	US$1.88	US$1.95

	Options	Option Price Per Share US$	Weighted Average Exercise Price US$
Outstanding at January 1, 2008	-	-	-
Granted	1,000,000	3.48	3.48
Forfeited	-	-	-
Outstanding at December 31, 2008	1,000,000	3.48	3.48
Options exercisable at December 31, 2008	-	-	-

The exercise price is US$3.48 per option. The weighted average per option fair value of options granted during 2008 was US$1.88 and the weighted average remaining contractual life of those options at December 31, 2008 is 9¾ years. No options are currently exercisable. The options were issued to one individual and in that case, the Company applied a 100% retention rate.

The remaining value of the outstanding options at December 31, 2008 equates to A$1,399,657 (US$1,342,831) and is being amortised over the vesting periods.

For 2008, the amortization amounted to A$559,901 (US$537,169).

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

The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.

An external consultant has calculated the fair value of the 150,000 options using the Binomial valuation method using the following inputs:

Grant date	July 21, 2008	July 21, 2008	July 21, 2008
Grant date share price	US$3.08	US$3.08	US$3.08
Vesting date	July 21, 2009	July 21, 2010	July 21, 2011
Expected life in years	5.50	6.00	6.50
Risk-free rate	4.044%	4.044%	4.044%
Volatility	60%	60%	60%
Exercise price	US$2.00	US$2.00	US$2.00
Call option value	US$2.06	US$2.11	US$2.15

	Options	Option Price Per Share US$	Weighted Average Exercise Price US$
Outstanding at January 1, 2008	-	-	-
Granted	150,000	2.00	2.00
Forfeited	(150,000)	-	-
Outstanding at December 31, 2008	-	2.00	2.00
Options exercisable at December 31, 2008	-	-	-

The exercise price is US$2.00 per option. The weighted average per option fair value of options granted during 2008 was US$2.11 and the weighted average remaining contractual life of those options at December 31, 2008 is 9¾ years.

During December, 2008, the entire 150,000 options were forfeited by the employee and all amounts previously amortized have been reversed.

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

The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.

An external consultant has calculated the fair value of the 112,500 options using the Binomial valuation method using the following inputs:

Grant date	Aug 8, 2008	Aug 8, 2008	Aug 8, 2008
Grant date share price	US$2.08	US$2.08	US$2.08
Vesting date	Aug 8, 2009	Aug 8, 2010	Aug 8, 2011
Expected life in years	5.50	6.00	6.50
Risk-free rate	3.915%	3.915%	3.915%
Volatility	60%	60%	60%
Exercise price	US$1.00	US$1.00	US$1.00
Call option value	US$1.51	US$1.54	US$1.56

	Options	Option Price Per Share US$	Weighted Average Exercise Price US$
Outstanding at January 1, 2008	-	-	-
Granted	112,500	1.00	1.00
Forfeited	-	-	-
Outstanding at December 31, 2008	112,500	1.00	1.00
Options exercisable at December 31, 2008	-	-	-

The exercise price is US$1.00 per option. The weighted average per option fair value of options granted during 2008 was US$1.54 and the weighted average remaining contractual life of those options at December 31, 2008 is 9¾ years. No options are currently exercisable. A retention rate of 50% is based on personnel retention history for persons in this class of participants by AXIS Consultants Pty Ltd.

The remaining value of the outstanding options at December 31, 2008 equates to A$72,083 (US$65,581) and is being amortised over the vesting periods.

For 2008, the amortization amounted to A$22,924 (US$20,856).

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

The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.

An external consultant has calculated the fair value of the 700,000 options using the Binomial valuation method using the following inputs:

Grant date	Aug 11, 2008	Aug 11, 2008	Aug 11, 2008
Grant date share price	US$1.93	US$1.93	US$1.93
Vesting date	Aug 11, 2009	Aug 11, 2010	Aug 11, 2011
Expected life in years	5.50	6.00	6.50
Risk-free rate	3.982%	3.982%	3.982%
Volatility	60%	60%	60%
Exercise price	US$2.00	US$2.00	US$2.00
Call option value	US$1.08	US$1.12	US$1.16

	Options	Option Price Per Share US$	Weighted Average Exercise Price US$
Outstanding at January 1, 2008	-	-	-
Granted	700,000	2.00	2.00
Forfeited	-	-	-
Outstanding at December 31, 2008	700,000	2.00	2.00
Options exercisable at December 31, 2008	-	-	-

The exercise price is US$2.00 per option. The weighted average per option fair value of options granted during 2008 was US$1.12 and the weighted average remaining contractual life of those options at December 31, 2008 is 9¾ years. No options are currently exercisable. The retention rate of 50% is based on personnel retention history for persons in this class of participants by AXIS Consultants Pty Ltd.

The remaining value of the outstanding options to December 31, 2008 equates to A$337,435 (US$300,014) and is being amortised over the vesting periods.

For 2008, the amortization amounted to A$103,460 (US$91,987).

(xiv)
Effective December 4, 2008, the Company issued 962,500 options over shares of common stock to employees under the 2006 Equity Incentive Plan that has been adopted by the Directors of the Company. The options will vest: 1/3 after 12 months, 1/3 after 24 months and the balance of 1/3 after 36 months. The exercise price of the options is US$1.00. The latest exercise date for the options is December 4, 2018.

The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.

An external consultant has calculated the fair value of the 962,500 options using the Binomial valuation method using the following inputs:

Grant date	Dec 4, 2008	Dec 4, 2008	Dec 4, 2008
Grant date share price	US$0.37	US$0.37	US$0.37
Vesting date	Dec 4, 2009	Dec 4, 2010	Dec 4, 2011
Expected life in years	5.50	6.00	6.50
Risk-free rate	2.55%	2.55%	2.55%
Volatility	70%	70%	70%
Exercise price	US$1.00	US$1.00	US$1.00
Call option value	US$0.15	US$0.16	US$0.17

	Options	Option Price Per Share US$	Weighted Average Exercise Price US$
Outstanding at January 1, 2008	-	-	-
Granted	962,500	1.00	1.00
Forfeited	-	-	-
Outstanding at December 31, 2008	962,500	1.00	1.00
Options exercisable at December 31, 2008	-	-	-

The exercise price is US$1.00 per option. The weighted average per option fair value of options granted during 2008 was US$0.16 and the weighted average remaining contractual life of those options at December 31, 2008 is 10 years. No options are currently exercisable. The retention rate of 80% is based on personnel retention history for persons in this class of participants by AXIS Consultants Pty Ltd.

The remaining value of the outstanding options at December 31, 2008 equates to A$182,938 (US$117,757) and is being amortised over the vesting periods.

For 2008, the amortization amounted to A$8,455 (US$5,443).

(xv)
Effective December 4, 2008, the Company issued 1,050,000 options over shares of common stock to employees under the 2006 Equity Incentive Plan that has been adopted by the Directors of the Company. The options will vest: 1/3 after 12 months, 1/3 after 24 months and the balance of 1/3 after 36 months. The exercise price of the options is US$1.00. The latest exercise date for the options is December 4, 2018.

The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.

An external consultant has calculated the fair value of the 1,050,000 options using the Binomial valuation method using the following inputs:

Grant date	Dec 4, 2008	Dec 4, 2008	Dec 4, 2008
Grant date share price	US$0.37	US$0.37	US$0.37
Vesting date	Dec 4, 2009	Dec 4, 2010	Dec 4, 2011
Expected life in years	5.50	6.00	6.50
Risk-free rate	2.55%	2.55%	2.55%
Volatility	70%	70%	70%
Exercise price	US$1.00	US$1.00	US$1.00
Call option value	US$0.15	US$0.16	US$0.17

	Options	Option Price Per Share US$	Weighted Average Exercise Price US$
Outstanding at January 1, 2008	-	-	-
Granted	1,050,000	1.00	1.00
Forfeited	-	-	-
Outstanding at December 31, 2008	1,050,000	1.00	1.00
Options exercisable at December 31, 2008	-	-	-

The exercise price is US$1.00 per option. The weighted average per option fair value of options granted during 2008 was US$0.16 and the weighted average remaining contractual life of those options at December 31, 2008 is 10 years. No options are currently exercisable. The options were issued to non-executive directors of the Company and in that case, the Company applied a 100% retention rate.

The remaining value of the outstanding options at December 31, 2008 equates to A$249,461 (US$160,578) and is being amortised over the vesting periods.

For 2008, the amortization amounted to A$11,530 (US$7,422).

(xvi)
Effective December 4, 2008, the Company issued 562,500 options over shares of common stock to employees under the 2006 Equity Incentive Plan that has been adopted by the Directors of the Company. The options will vest: 1/3 after 12 months, 1/3 after 24 months and the balance of 1/3 after 36 months. The exercise price of the options is US$1.00. The latest exercise date for the options is December 4, 2018.

The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.

An external consultant has calculated the fair value of the 562,500 options using the Binomial valuation method using the following inputs:

Grant date	Dec 4, 2008	Dec 4, 2008	Dec 4, 2008
Grant date share price	US$0.37	US$0.37	US$0.37
Vesting date	Dec 4, 2009	Dec 4, 2010	Dec 4, 2011
Expected life in years	5.50	6.00	6.50
Risk-free rate	2.55%	2.55%	2.55%
Volatility	70%	70%	70%
Exercise price	US$1.00	US$1.00	US$1.00
Call option value	US$0.15	US$0.16	US$0.17

	Options	Option Price Per Share US$	Weighted Average Exercise Price US$
Outstanding at January 1, 2008	-	-	-
Granted	562,500	1.00	1.00
Forfeited	-	-	-
Outstanding at December 31, 2008	562,500	1.00	1.00
Options exercisable at December 31, 2008	-	-	-

The exercise price is US$1.00 per option. The weighted average per option fair value of options granted during 2008 was US$0.16 and the weighted average remaining contractual life of those options at December 31, 2008 is 10 years. No options are currently exercisable. The retention rate of 60% is based on personnel retention history for persons in this class of participants by AXIS Consultants Pty Ltd.

The remaining value of the outstanding options at December 31, 2008 equates to A$80,184 (US$51,614) and is being amortised over the vesting periods.

For 2008, the amortization amounted to A$3,706 (US$2,386).

(xvii)
Effective December 4, 2008, the Company issued 500,000 options over shares of common stock to employees under the 2006 Equity Incentive Plan that has been adopted by the Directors of the Company. The options will vest: 1/3 after 12 months, 1/3 after 24 months and the balance of 1/3 after 36 months. The exercise price of the options is US$1.00. The latest exercise date for the options is December 4, 2018.

The Company has accounted for all options issued based upon their fair market value using the Binomial pricing model.

An external consultant has calculated the fair value of the 500,000 options using the Binomial valuation method using the following inputs:

Grant date	Dec 4, 2008	Dec 4, 2008	Dec 4, 2008
Grant date share price	US$0.37	US$0.37	US$0.37
Vesting date	Dec 4, 2009	Dec 4, 2010	Dec 4, 2011
Expected life in years	5.50	6.00	6.50
Risk-free rate	2.55%	2.55%	2.55%
Volatility	60%	60%	60%
Exercise price	US$1.00	US$1.00	US$1.00
Call option value	US$0.15	US$0.16	US$0.17

	Options	Option Price Per Share US$	Weighted Average Exercise Price US$
Outstanding at January 1, 2008	-	-	-
Granted	500,000	1.00	1.00
Forfeited	-	-	-
Outstanding at December 31, 2008	500,000	1.00	1.00
Options exercisable at December 31, 2008	-	-	-

The exercise price is US$1.00 per option. The weighted average per option fair value of options granted during 2008 was US$0.16 and the weighted average remaining contractual life of those options at December 31, 2008 is 10 years. No options are currently exercisable. The retention rate of 100% is based on personnel retention history for persons in this class of participants by AXIS Consultants Pty Ltd.

The remaining value of the outstanding options at December 31, 2008 equates to A$118,790 (US$82,049) and is being amortised over the vesting periods.

For 2008, the amortization amounted to A$7,687 (US$4,948).

As of December 31, 2008, 4,814,522 options over shares were available for future grants under the Stock Plan.

8.            SHORT-TERM ADVANCE – AFFILIATE

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

9.             RECLAMATION AND REHABILITATION

December 31, 2008 A$	December 31, 2007 A$
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
206,192	90,000

10.           LEASE LIABILITY

A$
The Company entered into capital finance lease agreements for motor vehicles . The leases are non-cancellable and require total monthly repayments of A$21,016 (2007 A$20,954) and expire at various dates from 2008 to 2012.Future minimum payments due for the remaining term of the leases as of December 31, 2008 are as follows:

2009	247,019
2010	247,710
2011	305,836
2012	23,655
824,220
Less amounts representing interest	100,427
723,793

Current liability	186,785
Non-current liability	537,008
723,793

At December 31, 2008 the net book value of the motor vehicles under capital leases amounts to:	677,125

11.          TRADING SECURITIES

Management determines the appropriate classification of its investments in marketable equity securities at the time of purchase and re-evaluates such determinations at each reporting date. The Company accounts for its equity security investments as trading securities in accordance with Financial Accounting Standards Board Statement (“FAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

On January 1, 2008, the Company partially adopted SFAS No. 157, which, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. The Company did not adopt the SFAS No. 157 fair value framework for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements at least annually. SFAS 157 clarifies that fair value is an exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

 Investment Measured at Fair Value on a Recurring Basis:

Fair Value Hierarchy	Fair Value at December 31, 2008
Level 1	$780,946

The trading securities held at December 31, 2008 are investments in companies in the phosphate industry that are listed on either a US stock exchange or the Australian Stock Exchange. For trading securities in companies listed on a US stock exchange, the cost of the investments was A$381,481, the fair market value at December 31, 2008 was A$446,348 and the unrealized gain was A$64,867. For trading securities in companies listed on the Australian Stock Exchange, the cost of the investments was A$328,591, the fair market value at December 31, 2008 was A$334,598 and the unrealized gain was A$6,007. The total unrealized gain of A$70,874 has been taken up in the Statement of Operations.

Since December 31, 2008, the Company has sold certain trading securities with a fair value of A$511,532 at December 31, 2008 for a consideration of A$535,764.

12.           AFFILIATE TRANSACTIONS

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

During 2007, AXIS charged the Company A$1,126,311 in management fees and administration services including salaries incurred in relation to AXIS staff that provided services to the Company, A$834,552 for exploration services, A$151,800 for asset usage, A$14,683 in interest on the outstanding balance and the Company repaid A$2,432,687. AXIS charged interest at a rate of 10.10% until June 2007. The amount owed to AXIS at December 31, 2007 was $6,912 which is included in accounts payable. During 2008, AXIS charged the Company A$5,413,203 in management and administration services including salaries incurred in relation to AXIS staff that provided services to the Company; A$2,224,638 for exploration services provided to the Company; and AXIS charged interest of A$7,762 for 2008. The Company placed on deposit with AXIS funds amounting to A$699,638 to acquire two properties in Mt Isa, which is the base for the Company’s phosphate project, to be used to accommodate AXIS employees and consultants when working in Mt Isa and relocating to the field operations. The Company has entered into a rental agreement with AXIS for one rental property (refer note 14). The Company also purchased a lear jet owned by AXIS (at cost to AXIS) amounting to A$1,210,000 which includes 10% GST and was based on an independent valuation, to utilize in its field operations; and a residential property at a value of A$900,000 (cost to AXIS) used to accommodate AXIS employees when visiting field operations.  The Company paid A$10,551,866 which includes the cost of the lear jet, the three properties and an advance for 2009 charges and ongoing operations.  The Company charged AXIS interest of A$42,168 at the rate between 10.35% to 11.75%.The amount owed by AXIS at December 31, 2008 was A$1,552,919 of which A$997,251 and A$555,668 is included in current and non-current receivables in the accompanying Balance Sheet, respectively.

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

13.           INCOME TAXES

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

At December 31, 2008 and 2007 deferred taxes consisted of the following:

	USA 2008 A$	Australia 2008 A$	Total 2008 A$
Deferred tax assets

Net operating loss carry-forward	5,336,889	5,748,076	11,084,965
Less valuation allowance	(5,336,889)	(5,748,076)	(11,084,965)
Net deferred taxes	-	-	-

	USA 2007 A$	Australia 2007 A$	Total 2007 A$
Deferred tax assets

Net operating loss carry-forward	2,661,999	2,460,476	5,122,475
Less valuation allowance	(2,661,999)	(2,460,476)	(5,122,475)
Net deferred taxes	-	-	-

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

As a result of the ownership change that occurred in November 2004 (see note 1), Internal Revenue Code Section 382 limits the use of available operating loss carryforwards for losses incurred prior to the ownership change.  In addition, the Company will need to file a tax return for 2007 to establish the tax benefits of the net operating loss carry forwards. Future net operating losses will be fully available to offset future taxable income.  Total available net operating loss carryforwards, which are subject to limitations, amount to approximately A$34,856,984, at December 31, 2008 and expire in years 2022 through 2028.

14.           COMMITMENTS

During August 2008, the Company entered into a lease agreement for the rental of office premises which expires in 2010. The lease agreement has a monthly payment amount of A$3,194 (as adjusted by the increase in the consumer price index in Australia annually).

The Company has entered into a rental agreement with AXIS for one rental property used by AXIS staff when conducting field operations for the Company. The rental agreement is for the period October 1, 2008 to September 30, 2009. The remaining commitment is A$18,720.

During November 2008, the Company entered into a lease agreement for the rental of office premises which expires in April 2010. The lease agreement has a monthly repayment amount of A$14,527 (as adjusted by a factor of 105% in year two of the lease).

Total rent expenses incurred by the Company amounted to A$30,349 and A$27,457 in 2008 and 2007, respectively.

A$
Future minimum lease payments under the Company’s non-cancellable operating leases which expire between 2008 and 2010 are as follows:.

2009	202,378
2010	75,118
277,496

The Company entered into an agreement for drilling on its Queensland phosphate project whereby the Company guaranteed to drill a set number of metres. If those metres were not drilled, the Company was required to make a payment for the metres that had not been drilled. At December 31, 2008, the value of the commitment was A$4,050,000 (US$2,797,333).

In December 2008, the Company entered into an agreement to purchase certain mining tenements adjacent to its Queensland phosphate interests and paid a deposit of A$295,000 with the balance of the purchase price of A$605,000 being payable following the receipt of certain regulatory approvals. The regulatory approvals were received in February 2009 and the balance of the purchase price was paid at that time.

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

	2008 A$	2007 A$
Not later than one year	748,755	1,795,000
Later than one year but not later than five years	2,801,013	3,085,000
Later than five years but not later than twenty one years	317,912	115,000
	3,867,680	4,995,000

15.           SUBSEQUENT EVENTS

The Company is increasing its diamond exploration activity in the proximity of the Merlin diamond mine in the Northern territory and is continually sourcing new ground in this region which is one of the most diamond prospective areas in Australia. As part of this strategy, the Company acquired a 14.9% interest in North Australian Diamonds Ltd (“NADL”) at a cost of A$2,368,000 in February 2009. NADL owns the Merlin diamond mine and surrounding tenements. Mr JI Gutnick is Executive Chairman of and a substantial shareholder in NADL.

Since December 31, 2008, the Company has acquired motor vehicles, trucks and a caravan, all to support field activities at an approximate cost of A$250,000 and has entered into a rental agreement with AXIS for 2 further properties in Mt Isa at a rental amount of A$2,080 per month for a 12 month period.

Appendix A

GLOSSARY

In this Form 10-K, we use certain capitalized and abbreviated terms, as well as technical terms, which are defined below.

ACTINOLITE	A bright to gray-green member of the amphibole mineral family. In addition to silica, it contains calcium, magnesium, and iron.
AG	Chemical symbol for silver.
AIR PHOTO ANALYSIS	Use of aerial photography to determine or estimate geological features.
Al2O3	Chemical symbol for Aluminum Oxide
ALKALI FELDSPAR	Those feldspar minerals composed of mixtures of potassium feldspar (KalSi3O8) and sodium feldspar (NaAlSi3O8) with little or no calcium feldspar (CaAl2Si2O8).
ALTERATION ZONE	An area where bedrock has undergone mineralogical changes as a result of the action of hydrothermal fluids.
AMPHIBOLE	A family of silicate minerals forming prism or needlelike crystals. Amphibole minerals generally contain iron, magnesium, calcium and aluminum in varying amounts, along with water.
AMPHIBOLITE	A rock made up mostly amphibole and plagioclase feldspar.
ANDESITE	Fine-grained, generally dark colored, igneous volcanic rock with more silica than basalt. Commonly with visible crystals of plagioclase feldspar.
ANOMALY	Pertaining to the data set resulting from geochemical or geophysical surveys; a deviation from uniformity or regularity.
ANTICLINE	An upward-curving (convex) fold in rock that resembles an arch. The central part contains the oldest section of rock.
AQUA REGIA
A very corrosive, fuming yellow liquid made by mixing nitric and hydrochloric acids, usually in the proportion of one part by volume of pure nitric acid with three parts by volume of pure hydrochloric acid.

ARCHEAN	The time interval between 3800-2500 million years ago. The Archean is one of the Precambrian time intervals.
ARSENOPYRITE	A tin-white or silver-white to steel-grey mineral (FeAsS).
AS	Chemical symbol for arsenic.
ASSAY	To analyze the proportions of metals in a specimen of rock or other geological material. Results of a test of the proportions of metals in a specimen of rock or other geological material.
AU	Chemical symbol for gold.
B HORIZON	A general term for the near surface part of the soil profile which is commonly enriched in iron and other metals, often resulting in a brownish colour.

BACKGROUND	As pertains to geochemical data; the variation in natural abundance of a particular metal or other constituent within a specific geological setting.
BEDDING	The arrangement of a sedimentary or metamorphic rock in beds or layers of varying thickness and character.
BEDDING PLANE FAULT	A fault, the fault surface of which is parallel to the bedding plane of the host rocks.
BEDROCK	A general term for the rock, usually solid, that underlies soil or other unconsolidated superficial material.
BENEFICIATION	The process of sorting material by size most commonly used to remove waste materials from ores.
BIOTITE	A dark brown to dark green or black mica mineral.
BRECCIA
A rock that is composed of larger than sand size angular fragments that are cemented together by a finer grained matrix; in this sense the fragmentation is usually a result of movement on nearby or adjoining fault or fracture zones.

CaO	Chemical Symbol for Calcium Oxide
CHALCOPYRITE	Copper iron sulfide mineral (CuFeS2). Color is brassy yellow.
CHANNEL SAMPLE	A sample composed of pieces of vein or mineral deposit that have been cut out of a small trench or channel, usually about one inch deep and 4 inches wide.
CHIP SAMPLE
A sample of a vein or other mineralized structure that is collected by way of small pieces of rock taken at regular and frequent intervals on a transect across the structure; intended to be a relatively accurate representation of the tenor of mineralization.

CHLORITE	A group of platy, micaceous, usually greenish iron-magnesium alumino-silicates that occur in metamorphic rocks and as alteration products of ferromagnesium minerals in volcanic and igneous rocks.
CLAIM POST	In Yukon Territory, a 4 inch square, four foot long wooden post that establishes the legal location of a mineral claim. Two posts, an Initial Post and a Final Post are required.
CLAIM TAG
In Yukon Territory, a set of small metal tags are issued by the government, each pair with a unique grant number assigned for the claim after the location is recorded. The tags are legally required to be permanently affixed to the Initial and Final claim posts at the first reasonable opportunity after issue of the tags.

COLLAR	The start or beginning of a drill hole or the mouth of an underground working entrance.
COMMINUTION	Particle size distribution into a range of finer particle sizes.
CRATON	The relatively stable nucleus of a continent. Cratons are made up of a shield-like core of Precambrian Rock and a buried extension of the shield.
CU	Chemical symbol for copper.
DELETERIOUS ELEMENTS	Elements that are not considered economic that occur in ores.

DIKE	A sheet-like or tabular-shaped igneous intrusion that cuts across the sedimentary laering, metamorphic foliation, or other texture of a pre-existing rock.
DISSEMINATED	Fine grain particles of minerals that occur within the rock
DYKE	A tabular igneous intrusion that cuts across the bedding or foliation of the country rock.
EM	Electromagnetic geophysical survey
FACIES	A term applied to sedimentary units and the rocks that belong to them
FAULT	A fracture or fracture zone in rock along which there has been displacement of the two sides relative to each other and parallel to the fracture plane.
FE/Fe2O3	Chemical symbol for iron.
FLOATATION	The process of using chemicals to move fine grain particles in a solution, one process used in beneficiation
FOLIATED	A general term for a planar arrangement of mineralogical, textural or structural features in a rock.
FOLIATION	Aligned layers of minerals characteristic of some metamorphic rocks.
FRACTURE	A general term for any break in a rock, whether or not it causes displacement.
GABBRO	A dark, coarse-grained intrusive igeneous rock. Gabbro is made of calcium-rich plagioclase, with amphibole and/or pyroxene, and is chemically equivalent to basalt.
GEOCHEMICAL SAMPLING	The collection of soil, silt, vegetation or rock samples for analysis as a guide to the presence of areas of anomalous mineral of metal content in bedrock.
GEOLOGICAL MAPPING	In mineral exploration, the collection of geological data such as the description and orientation of various types of bedrock.
GEOPHYSICAL SURVEY	In mineral exploration, the collection of seismic, gravitational, electrical, radiometric, density or magnetic data to aid in the evaluation of the mineral potential of a particular area.
GLACIAL TILL
Dominantly unsorted and unstratified and generally unconsolidated material deposited directly by and underneath a glacier without subsequent reworking by water, and consisting of a heterogeneous mixture of clay, silt, sand, gravel, and boulders ranging widely in size and shape.

GRAB SAMPLE
A specimen of mineralized bedrock or float, usually about fist-sized, that may be collected as a representation of the mineralized zone as a whole. Because of bias, either unintended or otherwise, and because of the generally high natural variability typical of gold-silver vein mineralization, grades of grab samples should not be considered as a reliable estimation of a mineralized zone as a whole but they nonetheless serve to establish the presence of mineralization with grades of economic interest.

GRANITE
A coarse grained intrusive igneous rock with at least 65% silica.  Quartz, plagioclase feldspar and potassium feldspar make up most of the rock and give it a fairly light color.  Granite has more potassium feldspar than plagioclase feldspar.

GRANODIORITE
A coarse grained igneous plutonic rock intermediate in composition between quartz diorite and quartz monzonite; containing quartz, plagioclase, and potassium feldspar, with biotite and hornblende as the dominant mafic components.

GRAPHITIC	Containing graphite.
GRAVITY SURVEY	Geophysical survey used to study the variations in gravity
GREENSTONE	A metamorphic rock derived from basalt or chemically equivalent rock such as gabbro. Greenstones contain sodium-rich plagioclase feldspar, chlorite, and epidote, as well as quartz.
GPT	Abbreviation for gram per tonne; equivalent to one part per million (ppm).
HAND TRENCHING	A method of exposing bedrock by hand excavation.
HYDROTHERMAL
Of or pertaining to hot water, to the action of hot water, or to the products of this action, such as a mineral deposit precipitated from a hot aqueous solution, with or without demonstrable association with igneous processes.

IGNEOUS	Said of a rock or mineral that solidified from molten or partly molten material; also applied to processes leading to, or resulting from the formation of such rocks.
IGNEOUS	petrology The occurrence, structure, composition and character of an igneous rock.
ICP-AES
Abbreviation for Inductively Coupled Plasma Emission Spectroscopy - Atomic Emission Spectroscopy; an analytical technique in which a sample solution is introduced into an argon plasma at very high temperature where individual elements emit light at specific wavelengths. The light is collected by the spectrometer and the wavelength is analyzed to yield individual elemental concentrations by comparison against standard solutions with calibrated elemental concentrations.

INTRUSION	Emplacement of magma (molten rock) into pre-existing rock. Dikes, sills and batholiths are intrusions.
IP	A type of geophysical survey method called Induced Polarisation.
IRON FORMATION	A chemical sedimentary rock containing at least 15% iron and commonly containing chert. The iron may be present as oxide, silicate, carbonate, or sulfide.
KARST	Topography formed by weathered limestone
KOMATIITE	An igneous suite of basaltic and ultramafic lavas.
LITHOLOGY	The character of a rock described in terms of its structure, colour, mineral composition, grain size and arrangement of its component parts.
MAFIC	Pertaining to or composed dominantly of the ferromagnesian rock forming silicates; said of some igneous rocks and their constituent minerals.

MAGNETITE	Iron oxide mineral (Fe3O4). Usually tiny black, metallic crystals. Magnetite will attract a magnet.
MASSIVE	Said of a stratified rock that occurs in very thick, homogenous beds.
METADIORITE	A general term for a metamorphosed diorite; also greenstone.
METAGABBRO	A general term for a metamorphosed gabbro; also greenstone.
METALLIC	A mineral chiefly composed of, or containing, one or more metals as a primary constituent.
METALLURGICAL TEST	A general term for a number of mechanical or chemical processes that are employed to test the amenability of separating metals from their ores.
METAMORPHOSED	Rock or mineral that has undergone mineralogical and/or structural change in response to elevated pressures, temperatures or changes in chemical conditions.
MgO/Mg	Chemical symbol for Magnesium oxide/Magnesium
MICROSPHORITE	Very fine grained phosphorite (phosphate rich rock)
MINERALIZATION	The process or processes by which a mineral or minerals are introduced into a rock, resulting in an enriched deposit; or the result of these processes.
MINERALIZED	Rock that has undergone the process of mineralization.
Mo	Chemical symbol for Molybdenum
MMI	Mobile Metal Ion, sampling technique used to detect extremely low levels of certain elements in soil samples
NET SMELTER
RETURN ROYALTY
A general term for a residual benefit that is a percentage of the value for which a smelter will reimburse the provider of ore to the smelter, after deduction for various smelting fees and penalties and, often after cost of transportation has been deducted.

Ni	Chemical symbol for Nickel
ORE	The naturally occurring material from which a mineral or minerals of economic value can be extracted profitably or to satisfy social or political objectives.
ORE SHOOT	an elongate pipelike, ribbonlike, or chimneylike mass of ore within a deposit (usually a vein), representing the more valuable part of the deposit.
ORTHOCLASE	A member of the feldspar group of minerals (KAlSi3O8).
OUTCROP	The part of a rock formation that appears at the surface of the ground.
OXIDATION	The conversion of sulphide mineral (especially metallic mineral) species to oxide, sulphate or hydoxide minerals, typically by the processes of near surface weathering.

OXIDE MINERAL	A mineral formed by the union of an element with oxygen.
OVERBURDEN	Loose soil, sand, gravel, broken rock, etc. that lies above the bedrock.
OZ/TON	Abbreviation for troy ounce per ton.
P2O5	Chemical symbol for Phosphate
PATHFINDER
In geochemical exploration, a relatively mobile element or gas that occurs in association with an element or commodity being sought, but can be more easily found because it forms a broader halo or because it can be detected more readily by analytical methods.

Pb	Chemical symbol for lead
PERMAFROST	A permanently frozen layer of soil or subsoil, or even bedrock, which occurs to variable depths below the Earth's surface in arctic or subarctic regions.
PETROLOGY	See igneous petrology.
PHOSPHORITE	Phosphate rock, or a rock with high concentrations of phosphate.
PLAGIOCLASE	A member of the feldspar group of minerals ((Na,Ca)Al(Si,Al)2O6).
PLUTON	A body of medium to coarse grained igneous rock that formed beneath the Earth's surface by crystallization of a magma.
PLUTONIC SUITE	A group of igneous bodies that are linked by virtue of similarities in age, petrology, etc.
PLUTONISM	A general term for the phenomena associated with the formation of plutons.
POTASSIUM FELDSPAR	See orthoclase.
PPB	Abbreviation for part per billion.
PPM	Abbreviation for part per million.
PRECAMBRIAN	A period of geologic time earlier than 544 million years before present.
PROSPECTING	Pertaining to the search for outcrops or surface exposures of mineral deposits, primarily by nonmechanical methods.
PROXIMAL MINERALIZATION	Refers to the relative distance of mineralization from a pluton thought to be related to or responsible for the deposit. Proximal deposits form near to the mineralizing pluton.
PYRITE	Iron sulfide mineral (FeS). Forms silvery to brassy metallic cubes or masses.
QUARTZ	A glassy silicate and common rock forming mineral (SiO2).
QUARTZ DIORITE	A group of plutonic rocks having the composition of diorite but with appreciable quartz and feldspar, i.e. between 5 and 20%.
QUARTZ GABBRO	A group of plutonic rocks having the composition of gabbro but with appreciable quartz.

QUARTZ MONZONITE	A medium to coarse grained plutonic rock containing major plagioclase, orthoclase and quartz with minor biotite and hornblende.
QUARTZITE	A metamorphosed sandstone or rock composed of quartz grains so completely cemented with secondary silica that the rock breaks across or through the grains rather than around them.
RADIOMETRIC SURVEY	Geophyisical survey looking at the emission of radiation from rocks at very low levels. Used as an exploration tool.
RC DRILLING	Reverse Circulation (RC). Drilling technique used which has a double tube to pass the air down between the inner tube and outer tube, with the sample returned up the inner tube.
REPLACEMENT	Pertaining to a type of mineral deposit that forms by partial or complete replacement of bedrock constituents by new minerals, generally by the action of hydrothermal fluids.
RESERVE	An estimate within specified accuracy limits of the valuable metal or mineral content of known deposit that may be produced under current economic conditions and with present technology.
RESOURCE	Pertaining to the quantity or bulk of mineralized material without reference to the economic viability of its extraction (see reserve).
SEDIMENT
Fragmental material that originates from weathering of rocks and that is transported by air, water, ice or other natural agents, and that forms in layers on the Earth's surface at ordinary temperatures in a loose, unconsolidated form; e.g. silt, sand, gravel, etc.

SEDIMENTARY ROCK	A rock resulting from the consolidation of loose sediment.
SELECTED SAMPLE	A specimen of a mineralized zone that is not intended to be representative of the deposit as a whole.
SCHIST	A strongly foliated rock, formed by dynamic metamorphism, that can be split into thin flakes or slabs due to well developed parallelism of more than 50% of the minerals.
SHEARED	A descriptive term for rock that is deformed as a result of stresses that cause or tend to cause parts of a body to slide relative to each other along their plane of contact.
SILICA/SiO2	A generic term for silicon dioxide (SiO2), the most common form of which is quartz.
SILL	A concordant sheet of igneous rock lying parallel, or nearly so, to bedding or other planar fabric in the country rock.
SOIL SAMPLING	(see geochemical sampling).
SPLIT
A portion of a rock or soil sample that is separated from the bulk of the original before the analytical process so as to provide material for re-analysis as a check of the accuracy of the original procedure should it be required.

STAIN	as in scorodite stain; a thin film of a mineral deposited as part of the weathering process.
STOCK	An igneous intrusion with less than 40 sq. mi. (100 sq. km.) in surface exposure, usually but not always discordant with respect to country rock.

STOCKWORK	An intersecting three-dimensional network of veins or veinlets.
SPHALERITE	A varicoloured sulphide mineral (ZnS), the most important source of zinc.
STRATA	Beds or layers of rock.
STRIKE	The course or bearing of the outcrop of an inclined bed, vein or fault plane on a level surface; the direction of a horizontal line perpendicular to the dip.
STRINGER	A mineral veinlet or veinlets that occur in a discontinuous subparallel pattern in the host rock.
STRUCTURAL MAPPING
Geological mapping that focusses in collection of data pertaining to the orientation of beds, faults and fractures as well as other structures that modify the distribution of bedrock and mineralized zones.

SULPHIDE MINERAL	A mineral compound characterized by the linkage of sulphur with a metal or semimetal.
SURFICIAL GEOLOGY	The study or geological mapping of surficial, unconsolidated materials.
TALUS	Rock fragments of any size or shape (usually coarse and angular), derived from a steep rocky slope chiefly by gravitational falling, rolling or sliding.
THRESHOLD	The level, whether determined statistically or arbitrarily, at which a separation is made between anomalous and background geochemical values for a particular data set.
THRUST FAULT	A fault with a dip of 45 degrees or less over much of its extent, on which the hanging wall appears to have moved upward relative to the footwall.
TRACE	Pertaining to assay values; as used in this report, this term refers to gold grades of less than 0.01 oz/ton (0.3 g/t).
TRANSVERSE FAULT	A fault that strikes obliquely or perpendicular to the general structural trend of the region.
TRANSVERSE VEIN	A vein that strikes obliquely or perpendicular to the general structural trend of the region.
TRUEWIDTH	The width of a vein or other structure measured orthogonal to its strike and dip.
ULTRAMAFIC	Igneous rocks made mostly of the mafic minerals hypersthene, augite, and/or olivine.
UPPER PROTEROZOIC	The period of geologic time between about 1000 and 544 million years before present.
VEIN	An epigenetic mineral filling of a fault or other fracture in a host rock, in tabular or sheetlike form, often as a precipitate from a hydrothermal fluid.
VEIN	A term used in the [Keno Hill] mining camp to describe quartz vein material and associated fault gouge that are contained within a fault zone.

VEINLET	A small vein.
VITREOUS	As pertains to minerals, a glassy luster.
VLF-EM	An abbreviation for the Very Low Frequency-Electromagnetic geophysical survey technique.
WALL ROCK	The rock adjacent to, enclosing, or including a vein, layer or dissemination of ore minerals.
WEIGHTED AVERAGE	Value calculated from a number of samples, each of which has been “weighted” by a factor of the individual sample width.
WORKING	A general term for any type of excavation carried out during the course of mining or mining exploration.
XRF	X-Ray Fluorescence, analysis technique used to test for mineral concentrations in rocks and other compounds.
ZN	The chemical symbol for zinc.