Form 10-Q
period 2009-03-31
LEGEND INTERNATIONAL HOLDINGS INC
filed 2009-05-08
CIK 1132143

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------
                                    FORM 10-Q
                                   -----------

(Mark one)
---
 x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

     For the Quarterly Period Ended March 31, 2009

                                       or
---
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

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

                                 --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).*

     * The registrant has not yet been phased into the interactive data requirements.

                                                          |_|  Yes  |_|  No

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

(Check one):    Large accelerated filer  |_|     Accelerated filer  |X|
                Non-accelerated filer    |_|     Smaller reporting company  |_|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). |_| Yes |X| No

     There were 226,315,392 shares of common stock outstanding on May 8, 2009.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Table Of Contents



                                                                                                                PAGE NO
                                                                                                                -------

PART I               FINANCIAL INFORMATION

Item 1               Financial Statements                                                                          2
Item 2               Management's  Discussion  and  Analysis  of  Financial  Condition  and  Results of
                     Operations                                                                                    16
Item 3               Quantitative and Qualitative Disclosure about Market Risk                                     18
Item 4               Controls and Procedures                                                                       18

PART II              OTHER INFORMATION

Item 1               Legal Proceedings                                                                             20
Item 1A              Risk Factors                                                                                  20
Item 2               Unregistered Sales of Equity Securities and Use of Proceeds                                   20
Item 3               Defaults Upon Senior Securities                                                               20
Item 4               Submission of Matters to a Vote of Security Holders                                           20
Item 5               Other Information                                                                             20
Item 6               Exhibits                                                                                      20


SIGNATURES                                                                                                         21

EXHIBIT INDEX                                                                                                      22

Exh. 31.1                   Certification                                                                          23
Exh. 31.2                   Certification                                                                          25
Exh. 32.1                   Certification                                                                          27
Exh. 32.2                   Certification                                                                          28

                         PART I - FINANCIAL INFORMATION

Item 1.       FINANCIAL STATEMENTS

Introduction to Interim Financial Statements.

The interim financial statements included herein have been prepared by Legend International Holdings, Inc. ("Legend International" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (The "Commission"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the financial position of the Company and subsidiaries as of March 31, 2009, the results of its operations for the three month periods ended March 31, 2009 and March 31, 2008 and for the cumulative period January 5, 2001 (inception) through March 31, 2009, and the changes in its cash flows for the three month periods ended March 31, 2009 and March 31, 2008 and for the cumulative period January 5, 2001 (inception) through March 31, 2009, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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


UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                         (An Exploration Stage Company)
                                  Balance Sheet

                                                                                            March 31,              December 31,
                                                                                              2009                     2008
                                                                                               A$                       A$
                                                                                       ------------------       ------------------
ASSETS                                                                                    (unaudited)

Current Assets:
Cash                                                                                         111,342,241              119,277,536
Receivables                                                                                    2,258,894                2,843,331
Prepayments                                                                                      408,727                  371,499
Inventories (note 3)                                                                             111,243                   92,194
Trading Securities (note 10)                                                                     681,646                  780,946
                                                                                       ------------------       ------------------
Total Current Assets                                                                         114,802,751              123,365,506
                                                                                       ------------------       ------------------

Non-Current Assets:
Property and Equipment, net (note 4)                                                           5,661,374                5,320,625
Investment (note 12)                                                                           2,368,000                        -
Deposits (note 5)                                                                                807,700                  793,712
Receivables                                                                                      569,328                  555,668
Prepayments                                                                                            -                   40,194
                                                                                       ------------------       ------------------
Total Non-Current Assets                                                                       9,406,402                6,710,199
                                                                                       ------------------       ------------------

Total Assets                                                                                 124,209,153              130,075,705
                                                                                       ==================       ==================

LIABILITIES

Current Liabilities:
Accounts payable and accrued expenses                                                          1,354,338                2,386,575
Lease liability (note 9)                                                                         199,742                  186,785
                                                                                       ------------------       ------------------
Total Current Liabilities                                                                      1,554,080                2,573,360
                                                                                       ------------------       ------------------

Non Current Liabilities:
Reclamation and Remediation Provision (note 8)                                                    91,806                  206,192
Lease liability (note 9)                                                                         472,873                  537,008
                                                                                       ------------------       ------------------
Total Non Current Liabilities:                                                                   564,679                  743,200
                                                                                       ------------------       ------------------

Total Liabilities                                                                              2,118,759                3,316,560
                                                                                       ------------------       ------------------

Commitments (note 11)
Stockholders' Equity
Common Stock: US$.001 par value, 300,000,000 shares authorized
226,315,392 issued and outstanding                                                               275,076                  275,076
Additional Paid-in-Capital                                                                   155,883,100              154,661,002
Accumulated Other Comprehensive Income                                                            38,490                   38,490
Retained Deficit during development period                                                      (839,463)                (839,463)
Retained Deficit during exploration period                                                   (33,266,809)             (27,375,960)
                                                                                       ------------------       ------------------

Total Stockholders' Equity                                                                   122,090,394              126,759,145
                                                                                       ------------------       ------------------

Total Liabilities and Stockholders' Equity                                                   124,209,153              130,075,705
                                                                                       ==================       ==================


The accompanying notes are an integral part of these financial statements.

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                         (An Exploration Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                           For the three months                 January 5, 2001
                                                                              ended March 31                     (Inception) to
                                                                                                                      March 31,
                                                                         2009                2008                          2009
                                                                          A$                  A$                             A$
                                                                   -----------------    ---------------    ---------------------

Revenues:

Sales                                                                            -                  -                     6,353
less cost of sales                                                               -                  -                    (1,362)
                                                                   -----------------    ---------------    ---------------------

Gross profit                                                                     -                  -                     4,991

Other income
Interest income - related entity                                            13,659                  -                    63,590
Interest income - other                                                  1,158,545            125,009                 4,854,043
Other                                                                        1,150                  -                     7,684
                                                                   -----------------    ---------------    ---------------------
                                                                         1,173,354            125,009                 4,925,317
                                                                   -----------------    ---------------    ---------------------

Costs and expenses:
Legal, accounting and professional                                         216,118            143,675                1,272,022
Exploration expenditure                                                  3,810,643          1,151,696               21,534,065
Aircraft maintenance                                                       109,333                  -                  388,159
Stock based compensation                                                 1,222,098            873,085                7,554,738
Interest expense                                                            16,808              9,869                  161,654
Impairment of investment                                                         -                  -                  326,526
Administration expenses                                                  1,957,116          1,509,461               13,367,558
                                                                   -----------------    ---------------    ---------------------
Total costs and expenses                                                (7,332,116)        (3,687,786)             (44,604,722)
                                                                   -----------------    ---------------    ---------------------

(Loss) from operations                                                  (6,158,762)        (3,562,777)             (39,674,414)
Foreign currency exchange gain/(loss)                                      209,483           (628,057)               5,438,838
Net gain on sale of trading securities                                      28,828                  -                   28,828
Net gain on revaluation of trading securities                               29,602                  -                  100,476
                                                                   -----------------    ---------------    ---------------------
(Loss) before income taxes                                              (5,890,849)        (4,190,834)             (34,106,272)

Provision for income taxes                                                       -                  -                        -
                                                                   -----------------    ---------------    ---------------------
Net (Loss)                                                              (5,890,849)        (4,190,834)             (34,106,272)
                                                                   -----------------    ---------------    ---------------------
Basic and diluted loss per common shares                                     (0.03)             (0.03)                   (0.49)
                                                                   =================    ===============    =====================

Weighted average number of common shares used in per share
calculations                                                           226,315,392        157,534,219               69,333,645
                                                                   =================    ===============    =====================


The accompanying notes are an integral part of these consolidated financial statements

                                                   LEGEND INTERNATIONAL HOLDINGS, INC.
                                                   (An Exploration Stage Company)
                                            Statements of Stockholders' Equity (Deficit)
                                                for the period ended March 31, 2009

                                                  Common Stock
                                                                               Retained     Retained
                                                                               (Deficit)    (Deficit)    Accumulated
                                                                   Additional  During the   During the      Other      Stockholders'
                                                            Par     Paid-In    Exploration  Development  Comprehensive    Equity
                                                            Value    Capital     Period       Period        Income       (Deficit)
                                                 Shares      A$        A$          A$           A$            A$            A$
                                               -------------------------------------------------------------------------------------
Balance, January 5, 2001                                 -       -         -            -            -               -            -

Shares issued to founder for organisation cost
 and services at US$0.05 per shares              4,297,500   5,550   118,896            -            -               -      124,446
Shares Issued for services rendered at US$0.05
 per share                                         146,250     189     4,046            -            -               -        4,235
Shares Issued for Cash                             616,500     796    17,056            -            -               -       17,852

Net Loss                                                 -       -         -            -     (131,421)              -     (131,421)
                                               -------------------------------------------------------------------------------------
Balance, December 31, 2001                       5,060,250   6,535   139,998            -     (131,421)              -       15,112

Shares Issued for Cash                             225,000     291     6,225            -            -               -        6,516
Shares Issued for Officer's Compensation        11,250,000  14,529   148,359            -            -               -      162,888

Net Loss                                                 -       -         -            -     (182,635)              -     (182,635)
                                               -------------------------------------------------------------------------------------
Balance, December 31, 2002                      16,535,250  21,355   294,582            -     (314,056)              -        1,881

Shares Issued for services rendered at
 US$0.022 per share                              5,026,500   6,491   139,065            -            -               -      145,556

Net Loss                                                 -       -         -            -     (156,965)              -     (156,965)
                                               -------------------------------------------------------------------------------------
Balance, December 31, 2003                      21,561,750  27,846   433,647            -     (471,021)              -       (9,528)

Shares Issued for services rendered at
 US$0.022 per share                              2,004,750   2,589    55,464            -            -               -       58,053
Options Issued for services                              -       -   160,672            -            -               -      160,672
Loan forgiveness-former major shareholder                -       -    12,144            -            -               -       12,144

Net Loss                                                 -       -         -            -     (234,611)              -     (234,611)
                                               -------------------------------------------------------------------------------------
Balance, December 31, 2004                      23,566,500  30,435   661,927            -     (705,632)              -      (13,270)

Shares issued on cashless exercise of options   17,085,938  22,066   (22,066)           -            -               -            -

Net Loss                                                 -       -         -            -      (75,508)              -      (75,508)
                                               -------------------------------------------------------------------------------------
Balance, December 31, 2005                      40,652,438  52,501   639,861            -     (781,140)              -      (88,778)

Share issued on cashless exercise of options    72,281,329  93,336   (93,336)           -            -               -            -
Shares and options issued under settlement
 agreement                                         112,500     144    35,272            -            -               -       35,416
Shares issued for cash                          12,756,734  16,254 3,854,843            -            -               -    3,871,367
Cost of share issues                                     -       -  (128,376)           -            -               -     (128,376)
Amortisation of Options under stock option
 plan                                                    -       -   115,307            -            -               -      115,307
Net unrealized gain on foreign exchange
 translation                                             -       -         -            -            -          38,490       38,490

Net Loss                                                 -       -         -   (4,516,271)     (58,323)              -   (4,574,594)
                                               -------------------------------------------------------------------------------------
Balance, December 31, 2006                     125,803,001 162,505 4,423,571   (4,516,271)    (839,463)         38,490     (731,168)

                                                   LEGEND INTERNATIONAL HOLDINGS, INC.
                                                   (An Exploration Stage Company)
                                            Statements of Stockholders' Equity (Deficit)
                                                for the period ended March 31, 2009
                                                            (continued)

                                                Common Stock
                                                                               Retained     Retained
                                                                               (Deficit)    (Deficit)    Accumulated
                                                                  Additional   During the   During the      Other      Stockholders'
                                                          Par      Paid-In     Exploration  Development  Comprehensive    Equity
                                                          Value     Capital      Period       Period        Income       (Deficit)
                                               Shares      A$         A$           A$           A$            A$            A$
                                             ---------------------------------------------------------------------------------------
Shares issued for cash                       476,886,624  56,438  25,684,666            -            -               -   25,741,104

Cost of share issues                                   -       -  (1,675,111)           -            -               -   (1,675,111)

Shares issued for consulting fees              2,604,200   2,984   1,001,122            -            -               -    1,004,106

Shares issued on cashless exercise of
 options                                          75,000      85         (85)           -            -               -            -

Shares issued as a result of delay in
 lodgement of registration statement             200,000     230     364,575            -            -               -      364,805

Shares issued for part-settlement of the
 acquisition of rights to exploration
 licences under agreement                        500,000     545     517,455            -            -               -      518,000

Amortization of options under stock option
 plan                                                  -       -     375,740            -            -               -      375,740

Net Loss                                               -       -           -   (8,638,129)           -               -   (8,638,129)
                                             ---------------------------------------------------------------------------------------
Balance, December 31, 2007                   176,868,825 222,787  30,691,933  (13,154,400)    (839,463)         38,490   16,959,347

Shares issued for cash                        42,000,000  44,011 109,984,282            -            -               -  110,028,293

Cost of share issues                                           -  (5,964,346)           -            -               -   (5,964,346)

Shares issued on cashless exercise of
 options                                       1,522,358   1,701      (1,701)           -            -               -            -

Shares issued on exercise of options           5,435,600   5,999  13,717,586            -            -               -   13,723,585

Shares issued for consulting fees                 30,800      33     147,555            -            -               -      147,588

Shares issued under registration rights
 agreement                                       457,809     545     899,950            -            -               -      900,495

Amortization of options under stock option
 plan                                                  -       -   5,185,743            -            -               -    5,185,743

Net Loss                                               -       -           -  (14,221,560)           -               -  (14,221,560)
                                             ---------------------------------------------------------------------------------------
Balance, December 31, 2008                   226,315,392 275,076 154,661,002  (27,375,960)    (839,463)         38,490  126,759,145

Amortization of options under stock option
 plan                                                  -       -   1,222,098            -            -               -    1,222,098

Net Loss                                               -       -           -   (5,890,849)           -               -   (5,890,849)
                                             ---------------------------------------------------------------------------------------
Balance, March 31, 2009                      226,315,392 275,076 155,883,100  (33,266,809)    (839,463)         38,490  122,090,394
                                             ---------------------------------------------------------------------------------------

The accompanying notes are integral part of the financial statements.

                                   LEGEND INTERNATIONAL HOLDINGS, INC.
                                      (An Exploration Stage Company)
                                         Statement of Cash Flows

                                                            For the three months           January 5, 2001
                                                               ended March 31               (Inception) to
                                                                                                 March 31,
                                                            2009             2008                     2009
                                                             A$               A$                        A$
                                                      ----------------  --------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                   (5,890,849)     (4,190,834)        (34,106,272)
                                                      ----------------  --------------  ------------------

Adjustments to reconcile net loss to net cash (used)
 by operating activities:
Foreign exchange                                             (209,483)        628,057          (5,440,181)
Gain in revaluation of trading securities                     (29,602)              -            (100,476)
Gain in sale of trading securities                            (28,828)              -             (28,828)
Shares and Options issued for Stock Based
 Compensation
  - Employees                                               1,222,098         873,085           7,554,739
  - Consultants                                                     -               -             531,421
  - Exploration Agreement                                           -         326,337             844,526
  - Registration Payment Arrangements                               -         241,167           1,265,299
Provision for reclamation and remediation                    (114,386)              -              91,806
Depreciation                                                  146,110          10,865             370,023
Interest receivable                                           (13,660)              -             (63,591)
Accrued interest added to principal                                 -               -              37,282
Net Change in:
Receivables                                                   570,777        (735,468)         (2,878,863)
Prepayments and deposits                                      (11,022)         23,220          (1,216,425)
Inventories                                                   (19,049)              -            (111,243)
Accounts Payable and Accrued Expenses                      (1,019,931)        762,641           1,231,322
                                                      ----------------  --------------  ------------------
Net Cash (Used) by Operating Activities                    (5,397,825)     (2,060,930)        (32,019,461)
                                                      ----------------  --------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of Trading Securities                      535,388               -             535,388
Investment in Trading Securities                             (377,658)              -          (1,087,730)
Investment in Equity Securities                            (2,368,000)              -          (2,368,000)
Acquisition of Subsidiary                                           -        (326,337)           (326,526)
Purchase of Property, Equipment and Motor Vehicle            (486,419)       (193,147)         (5,281,701)
                                                      ----------------  --------------  ------------------
Net Cash (Used) In Investing Activities                    (2,696,689)       (519,484)         (8,528,569)
                                                      ----------------  --------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances Payable - Affiliates                                       -               -             (26,156)
Repayment of Convertible Debenture                                  -               -            (130,310)
Repayment of Shareholder Advance                                    -               -                (641)
Repayments under Finance Leases                               (67,417)                            (67,417)
Proceeds from Convertible Debenture Payable                         -               -             130,310
Shareholder Advance                                                 -               -               6,621
Proceeds from Issuance of Stock                                     -               -         153,388,716
Cost of share issues                                                -               -          (7,126,472)
Net Borrowing/Repayments from Affiliates                            -               -              50,003
                                                      ----------------  --------------  ------------------
Net Cash Provided by Financing Activities                     (67,417)              -         146,224,654
                                                      ----------------  --------------  ------------------

Effect of exchange rate changes on cash                       226,636        (628,535)          5,665,617
                                                      ----------------  --------------  ------------------
Net Increase/(Decrease) in Cash                            (7,935,295)     (3,208,949)        111,342,241

Cash at Beginning of Period                               119,277,536      17,088,190                   -
                                                      ----------------  --------------  ------------------

Cash at End of Period                                     111,342,241      13,879,241         111,342,241
                                                      ----------------  --------------  ------------------

Supplemental Disclosures:
Cash paid for interest                                          9,869               -             104,780
Cash paid for income taxes                                          -               -                   -
Stock and options issued for services                               -               -           1,595,523
Accrued interest and stockholder advances charged to
 paid in capital                                                    -               -              12,744
Stock issued for exploration agreement                              -               -             518,000
Stock issued for registration payment arrangement                   -         241,167           1,265,299
Equipment obtained through a capital lease                          -               -             730,422
Capital lease obligation for exploration costs                      -               -                   -
Interest in relation to capital lease for exploration
 costs                                                              -               -              42,313
Fair value of warrants in connection with issuance of
 capital stock                                                                                  1,300,852

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

2.       RECENT ACCOUNTING PRONOUNCEMENTS

         In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. In February 2008, the FASB staff issued Staff Position No. 157-2 "Effective date of FASB Statement No. 157" ("FSP FAS 157-2"). FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognised or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for the Company's fiscal year beginning January 1, 2009. In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP FAS 157-3"), which clarifies the application of FASB Statement No. 157, "Fair Value Measurements" ("FAS 157") in an inactive market. The intent of this FSP is to provide guidance on how the fair value of a financial asset is to be determined when the market for that financial asset is inactive. The provisions of FSP FAS 157-3 were effective for the Company's fiscal year beginning January 1, 2009. The adoption of this pronouncement and interpretation had no impact on the Company's reported financial position, results of operations or cash flow.

         In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"), which replaces SFAS 141. SFAS 141(R) requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141(R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141(R) is effective for the Company's fiscal year beginning January 1, 2009 and will be applied prospectively. SFAS 141(R) will have an impact on our accounting for any future business combinations.

         In November 2008, the EITF reached consensus on Issue No. 08-6, "Equity Method Investment Accounting Considerations" ("EITF 08-6"), which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The intent of EITF 08-6 is to provide guidance on (i) determining the initial carrying value of an equity method investment, (ii) performing an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment, (iii) accounting for an equity method investee's issuance of shares, and (iv) accounting for a change in an investment from the equity method to the cost method. EITF 08-6 is effective for the Company's fiscal year beginning January 1, 2009 and will be applied prospectively. The adoption of EITF 08-6 has had no impact on the Company's financial position, result of operations or cash flow.

         In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "Interim Disclosures abour Fair Value of Financial Instruments" ("FSP FAS 107-1 and APB 28-1"). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, "Disclosures About Fair Value of Financial Instruments"), to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, "Interim Financial Reporting", to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 107-1 and APB 28-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 107-1 and APB 28-1 requires comparative disclosures only for periods ending after initial adoption. The Company does not expect the changes associated with adoption of FSP FAS 107-1 and APB 28-1 will have a material effect on its financial position, results of operations or cash flows.

         In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP FAS 115-2 and FAS 124-2"). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 115-2 and FAS 124-2 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 115-2 and FAS 124-2 requires comparative disclosures only for periods ending after initial adoption. The Company does not expect the changes associated with the adoption of FSP FAS 115-2 and FAS 124-2 will have a material impact on its financial position, results of operations or cash flows.

         In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, "Fair Value Measurements", when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 157-4 requires comparative disclosures only for periods ending after initial adoption. The Company does not expect the changes associated with the adoption of FSP FAS 157-4 will have a material impact on its financial position, results of operations or cash flows.

3.       INVENTORIES

 Materials and Supplies

         Materials and supplies are valued at the lower of average cost or net realizable value. The carrying value of inventory as at March 31, 2009 was A$111,243.

4.       PROPERTY AND EQUIPMENT

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

                                              At March 31, 2009                  At December 31, 2008
                         Depreciable              Accumulated  Net Book               Accumulated   Net Book
                             Life          Cost   Depreciation     Value       Cost   Depreciation      Value
                         (in years)          A$             A$        A$         A$             A$         A$
Land                                  1,101,358             -  1,101,358  1,101,358             -   1,101,358
Buildings                    40       1,435,249       (12,768) 1,422,481  1,435,249        (3,828)  1,431,421
Leasehold Improvements       1-2        205,618       (12,308)   193,310    178,944        (6,385)    172,559
Motor Vehicles                5         980,246      (108,071)   872,175    897,482       (64,970)    832,512
Equipment                   1-10        621,941       (75,592)   546,349    435,340       (50,559)    384,781
Lear Jet                      5       1,270,869      (160,844) 1,110,025  1,270,869       (98,171)  1,172,698
Construction in Progress                415,676             -    415,676    225,296             -     225,296
                                     ========================================================================
                                      6,030,957      (369,583) 5,661,374  5,544,538      (223,913)  5,320,625
                                     ========================================================================

         The depreciation expense for the three months ended March 31, 2009 amounted to A$146,110 and the three months ended March 31, 2008 A$10,865. Assets written off for the three months ended March 31, 2009 amounted to A$440.

5.       DEPOSITS

         Deposits held by the Company as at March 31, 2009:

                                                                                              A$

         Term Deposit as security for a Banker's Undertaking                             651,097
         Cash deposits  provided to Government  Departments  for the purpose of  guaranteeing  the  Company's  performance  in  accordance  with
         mining law                                                                      155,000
         Other                                                                             1,603
                                                                              -------------------

                                                                                         807,700
                                                                              ===================

6.       STOCKHOLDERS EQUITY

Share Option Plan

         The Company has a Stock Incentive Plan ("Stock Plan") for executives and eligible employees and contractors. Under this Stock Plan, options to purchase shares of stock can be granted with exercise prices not less than the fair market value of the underlying stock at the date of grant. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to or greater than the market price of the Company's stock at the date of grant; those option awards generally vest 1/3 after 12 months, 1/3 after 24 months and the balance after 36 months with a 10-year contractual term. The expected life of the options is generally between 5 1/2 to 6 1/2 years. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Stock Plan). The maximum aggregate number of Shares which may be optioned and sold under the Stock Plan is 10% of the issued and outstanding shares (on a fully diluted basis).

         The fair value of each option award is estimated on the date of grant using the Binomial option valuation model that uses the assumptions noted in the following table. The Binomial option valuation model requires the input of subjective assumptions, including the expected term of the option award and stock price volatility. Expected volatility is based on the historical volatility of our stock at the time grants are issued and other factors, including the expected life of the options of 5 1/2 to 6 1/2 years. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

                                       For the three months ended                   For the year ended
                                             March 31, 2009                         December 31, 2008
                                ---------------------------------------------------------------------------------

Weighted Average Volatility                                  70%                                      63%
Dividend Yield                                                -                                        -
Expected term (years)                                 5.5 - 6.5                                5.5 - 6.5
Risk-free rate                                     2.48% - 2.93%                            2.55% - 4.42%

         A summary of option activity under the Plan as of March 31, 2009, and changes during the three months then ended is presented below:

                                        ------------------------------------------
                Options                         Shares           Weighted-Average
                                                                  Exercise Price
                                        ------------------------------------------
Balance, December 31, 2006                           8,100,000               $0.83

Granted                                              6,250,000               $0.93
Exercised                                                    -                   -
Forfeited and expired                               (1,762,500)              $0.72
                                        ------------------------------------------
Balance, December 31, 2007                          12,587,500               $0.79

Granted                                             11,000,000               $1.79
Exercised                                                    -                   -
Forfeited and expired                               (1,125,000)              $0.98
                                        ------------------------------------------
Balance, December 31, 2008                          22,462,500               $1.19

Granted                                              1,550,000               $1.00
Exercised                                                    -                   -
Forfeited and expired                                        -                   -
                                        ------------------------------------------
Balance, March, 2009                                24,012,500               $1.31
                                        ------------------------------------------
Options exercisable at March 31, 2009                7,770,834               $1.13
                                        ------------------------------------------

         For the three months ended March 31, 2009 stock-based compensation expense relating to stock options was A$1,222,098 (US$1,080,719). No income tax benefit was recognized in the three months ended March 31, 2009 for stock-based compensation arrangements because of the valuation allowance. As at March 31, 2009, there was A$5,291,536 (US$4,579,999) of unrecognized compensation cost, before income taxes, related to unvested stock options.

         For the three months ended March 31, 2009, the Company issued 1,550,000 stock options. The options will vest 1/3 after 12 months, 1/3 after 24 months and the balance 1/3 after 36 months. The exercise price of the options is US$1.00 and the weighted-average grant-date fair value of options granted was US$0.297. The latest exercise date for the options is March 23, 2019.

                     Options Outstanding                          Options Exercisable
          ------------------------------------------  -------------------------------------------
                          Weighted                                    Weighted
 Exercise                 Average       Weighted-                      Average       Weighted-
  Prices     Number      Remaining       Average         Number       Remaining       Average
   US$     Outstanding   Contractual Exercise Price    Exercisable   Contractual  Exercise Price
                            Life                                         Life
                         (In Years)                                  (In Years)
          ------------------------------------------  -------------------------------------------
   $0.444     2,006,250         7.70                      1,175,000          7.60
   $1.000    14,993,750         8.65                      4,929,167          7.93
   $2.000     6,012,500         8.94                      1,666,667          8.85
   $3.480     1,000,000         9.28                              -             -
          ------------------------------------------  -------------------------------------------
             24,012,500         8.67           $1.31      7,770,834          8.08           $1.13
          ------------------------------------------  -------------------------------------------

The aggregate intrinsic value of outstanding stock options at March 31, 2009 was A$232,725 and the aggregate intrinsic value of exercisable stock options was A$136,300

7.       AFFILIATE TRANSACTIONS

         During the three months ended March 31, 2008, AXIS charged the Company A$694,324 for management and administration services, and A$260,736 for exploration services. The Company repaid A$1,337,000 including an advance for April 2008 charges and further advanced AXIS A$482,000 for ongoing business operations. The Company charged AXIS interest of A$11,043 at a rate between 10.80% and 11.45% for the three months ended March 31, 2008. The amount owed by AXIS at March 31, 2008 was A$868,071.

         During the three months ended March 31, 2009, AXIS charged the Company A$1,363,161 for management and administration services, and A$1,715,573 for exploration services. The Company paid A$2,730,000 for 2009 charges. The amount owed by AXIS at March 31, 2009 under current assets - receivables was A$648,516. For the three months ended March 31, 2009, the Company charged AXIS interest of A$13,659 at a rate between 9.35% and 10.35%. The amount owed by AXIS at March 31, 2009 included under non-current assets - receivables was A$569,328.

8.       RECLAMATION AND REMEDIATION


                                                                                                           March 31,
                                                                                                                2009
                                                                                                                  A$

The  Company's  exploration  activities  are  subject to various  federal  and state laws and                 91,806
regulations  governing the  protection of the  environment.  These laws and  regulations  are continually  changing and are generally  becoming more restrictive.  The Company conducts its operations so as to protect the  environment  and believes its  operations  are in compliance with  applicable  laws and  regulations in all material  respects.  The Company has made, and expects to make in the future,  expenditures  to comply with such laws and  regulations,  but cannot  predict the full amount of such future  expenditures.  Estimated  future  reclamation costs are based principally on legal and regulatory requirements.

9.       LEASE LIABILITY

                                                                              A$
         The Company entered into capital finance lease agreements for motor vehicles . The leases are non-cancellable and require total monthly repayments of A$20,916 and expire at various dates from 2008 to 2013. Future minimum payments due for the remaining term of the leases as of March 31, 2009 are as follows:

         2010                                                           250,998
         2011                                                           250,998
         2012                                                           244,904
         2013                                                            21,455
                                                                     -----------
                                                                        768,355
         Less amounts representing interest                              97,740
                                                                     -----------
                                                                        672,615
                                                                     -----------

         Current liability                                              199,742
         Non-current liability                                          472,873
                                                                     -----------
                                                                        672,615
                                                                     -----------

         At March 31, 2009 the net book value of the motor vehicles under capital leases amounts to:

         Cost                                                           705,841
         Accumulated depreciation                                       (60,871)
                                                                  --------------
                                                                        644,970
                                                                  --------------

10.      TRADING SECURITIES

         Management determines the appropriate classification of its investments in marketable equity securities at the time of purchase and re-evaluates such determinations at each reporting date. The Company accounts for its equity security investments as trading securities in accordance with Financial Accounting Standards Board Statement ("FAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

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

Investment Measured at Fair Value on a Recurring Basis:

                                           Fair Value         Fair Value at
                                            Hierarchy        March 31, 2009

                                              Level 1              $681,646

         The trading securities held at March 31st, 2009 are investments in companies in the phosphate industry that are listed on either a US stock exchange or the Australian Stock Exchange. For trading securities in companies listed on a US stock exchange, the cost of the investments was A$381,481, the fair market value at March 31, 2009 was A$520,957 and the net unrealized gain for the three months ended March 31, 2009 was A$74,608. For trading securities in companies listed on the Australian Stock Exchange, the cost of the investments was A$214,010, the fair market value at March 31, 2009 was A$160,689 and the net unrealized loss for the three months ended March 31, 2009 was A$45,006. The total unrealized gain of A$29,602 for the three months ended March 31, 2009 has been taken up in the Statement of Operations.

         For the three months ended March 31, 2009, the Company sold certain trading securities with a carrying value of A$506,560 for a consideration of A$535,388 and a net gain of A$28,828.

         Since March 31, 2009, the Company has sold certain trading securities with a carrying value of A$517,570, for a consideration of A$541,891.

11.      COMMITMENTS

         During August 2008, the Company entered into a lease agreement for the rental of office premises which expires in 2010. The lease agreement has a monthly payment amount of A$3,194 (as adjusted by the increase in the consumer price index in Australia annually).

         The Company has entered into a rental agreement with AXIS for one rental property used by AXIS staff when conducting field operations for the Company. The rental agreement is for the period October 1, 2008 to September 30, 2009. The remaining commitment is A$12,480.

         The Company has entered into a rental agreement with AXIS for two rental properties used by AXIS staff when conducting field operations for the Company. The rental agreement is for the period January 6, 2009 to January 5, 2010. The remaining commitment is A$18,720.

         During November 2008, the Company entered into a lease agreement for the rental of office premises which expires in April 2010. The lease agreement has a monthly repayment amount of A$14,527 (as adjusted by a factor of 105% in year two of the lease).

         Total rent expenses incurred by the Company for the three months ending March 31, 2009 amounted to A$81,512.

                                                                                                A$
         Future minimum lease payments under the Company's non-cancellable operating leases which expire between 2009 and 2010 are as follows:.

         2009                                                                              170,628
         2010                                                                               75,118
                                                                                     --------------
                                                                                           245,746
                                                                                     --------------

         The Company entered into an agreement for drilling on its Queensland phosphate project whereby the Company guaranteed to drill a set number of metres. If those metres were not drilled, the Company was required to make a payment for the metres that had not been drilled. At March 31, 2009, the value of the commitment was A$ 3,986,040.

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

                                                                                               2009
                                                                                                 A$
         Not later than one year                                                          1,736,920
         Later than one year but not later than five years                                2,266,367
         Later than five years but not later than twenty one years                           16,368
                                                                                       -------------
                                                                                          4,019,655
                                                                                       =============

12.      ACQUISITIONS/INVESTMENTS

         The Company is increasing its diamond exploration activity in the proximity of the Merlin diamond mine in the Northern territory and is continually sourcing new ground in this region which is one of the most diamond prospective areas in Australia. As part of this strategy, the Company acquired a 14.9% interest in North Australian Diamonds Ltd ("NADL") at a cost of A$2,368,000 in February 2009. NADL owns the Merlin diamond mine and surrounding tenements. Mr JI Gutnick is Executive Chairman of and a substantial shareholder in NADL. As at March 31, 2009 the investment is classified as a non current asset.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FUND COSTS CONVERSION

         The statements of operations and other financial and operating data contained elsewhere here in and the balance sheets and financial results have been reflected in Australian dollars unless otherwise stated.

         The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar during the periods indicated:

         3 months ended March 31, 2008             A$1.00 = US$.9178
         3 months ended March 31, 2009             A$1.00 = US$.6835

RESULTS OF OPERATION

Three Months Ended March 31, 2009 vs. Three Months Ended March 31, 2008.

         The Company's financial statements are prepared in Australian dollars (A$). A number of the costs, expenses and assets of the Company are incurred/held in US$ and the conversion of these costs to A$ means that the comparison of the three months ended March 31, 2009 to the three months ended March 31, 2008 does not always present a true comparison.

         Other income increased from A$125,009 for the three months ended March 31, 2008 to A$1,173,354 for the three months ended March 31, 2009 which primarily represents interest on funds in the bank of $1,158,545 and A$13,659 from affiliate companies.

         Costs and expenses increased from A$3,687,786 in the three months ended March 31, 2008 to A$7,273,686 in the three months ended March 31, 2009. The increase in expenses is a net result of:

     a) an increase in legal, accounting and professional expense from A$143,675 for the three months ended March 31, 2008 to A$216,118 for the three months ended March 31, 2009 as a result of the increase in legal fees for general legal work including stock transfer matters, regulatory filings, stock transfer agent fees, and audit fees for professional services in relation to the Form 10-Q.

     b) an increase in exploration expenditure written off from A$1,151,696 for the three months ended March 31, 2008 to A$3,810,643 in the three months ended March 31, 2009. The exploration costs include geological/geophysical/mineral analysis contractors, salaries for contract field staff, travel costs, accommodation and tenement holding costs. Drilling on our phosphate project in Queensland and a detailed sampling program in Northern Territory recommenced in March 2009 after the end of the wet season in Northern Australian. On our Queensland phosphate project, work continued on investigations into a mining operation. As a result of the increase in the Company's exploration activities, additional staff costs were incurred via service arrangements with AXIS, as AXIS provided additional staff to undertake the Company's activities.

     c) an increase in aircraft maintenance costs from A$nil in the three months ended March 31, 2008 to A$109,333 in the three months ended March 31, 2009. The Company purchased a Lear jet in August 2008 to utilize in its field operations. There was no comparable cost in 2008.

     d) an increase in stock based compensation from A$873,085 in the three months ended March 31, 2008 to A$1,222,098 in the three months ended March 31, 2009. The Company has issued options under the 2006 Incentive Option Plan throughout 2006, 2007, 2008 and 2009. The increase is a result of additional options issued. See note 6 for further details on the options issued.

     e) an increase in interest expense from A$9,869 for the three months ended March 31, 2008 to A$16,808 for the three months ended March 31, 2009 due to the decrease in interest bearing debt of the Company. For the three months ended March 31, 2009, interest was incurred on motor vehicle finance lease.

     f) a net gain of A$58,430 on revaluation and sale of certain trading securities was incurred in the three months ended March 31, 2009, being the difference between the cost price, sale price and market value at March 31, 2008. There were no trading securities held at March 31, 2008.

     g) an increase in administrative costs from A$1,509,461 in the three months ended March 31, 2008 to A$1,957,116 in the three months ended March 31, 2009 as a result of an increase in direct costs, including salaries, indirect costs and service fees, charged to the Company by AXIS from A$498,519 to A$1,307,546, as a result in the level of activity of the Company; the cost of travel and accommodation in the marketing of the Company of A$191,730 and investor relations, tenement and other consultants of A$136,011; the cost of property rentals of A$178,599; and the cost of insurance of A$72,027 including the Federal Government of Australia insurance policy on cash at bank in Australia in excess of A$1,000,000. The increases are as a result of the increase in activity by the Company as a consequence of providing support to the field exploration program.

         As a result of the foregoing, the loss from operations increased from A$3,562,777 for the three months ended March 31, 2008 to A$6,100,332 for the three months ended March 31, 2009. A decrease in foreign currency exchange loss for the three months ended March 31, 2008 from A$628,057 to a gain of A$209,483 in the three months ended March 31, 2009 was recorded as a result of the movement in the Australian dollar versus the US dollar. The net loss was A$4,190,834 for the three months ended March 31, 2008 compared to a net loss of A$5,890,849 for the three months ended March 31, 2009.

Liquidity and Capital Resources

             For the three months ending March 31, 2009, net cash used in operating activities was A$5,397,825 (2008:A$2,060,930) primarily consisting of the net loss of A$5,890,849 (2008: A$4,190,834), decrease in accounts receivable of A$570,777 (2008: $(735,468)) and offset by an decrease in accounts payable and accrued expenses of A$1,019,931 (2008: A$762,641); net cash used in investing activities was A$2,696,689 (2008: A$519,484), being for the purchase of an investment for A$2,368,000, trading securities A$377,658 (2008:
A$710,072), motor vehicles, geotechnical software and field equipment for A$486,419 (2008:A$193,147) and net of proceeds from the sale of trading securities of A$535,388; and net repayments under financing activities was A$67,417 being for lease payments for the purchase of motor vehicles under finance leases (2008: A$nil). At March 31, 2009, the Company held US$14,598,432 in interest bearing accounts in US banking institutions which when converted to Australian dollars results in a foreign exchange gain.

         As at March 31, 2009, the Company had A$111,342,241 in cash.

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

Cautionary Safe Harbor Statement under the United States Private Securities Litigation Reform Act of 1995.

         Certain information contained in this Form 10-Q's forward looking information within the meaning of the Private Securities Litigation Act of 1995 (the "Act") which became law in December 1995. In order to obtain the benefits of the "safe harbor" provisions of the act for any such forwarding looking statements, the Company wishes to caution investors and prospective investors about significant factors which among others have affected the Company's actual results and are in the future likely to affect the Company's actual results and cause them to differ materially from those expressed in any such forward looking statements. This Form 10-Q report contains forward looking statements relating to future financial results. Actual results may differ as a result of factors over which the Company has no control including, without limitation:

     o The risk factors set forth in Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008,

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

         At March 31, 2009, the Company had no outstanding loan facilities. At March 31, 2009, assuming no change in the cash at bank, a 10% change in the A$ versus US$ exchange rate would have a A$1.7 million effect on the Company's cash position.

Item 4.       Controls and Procedures.

(a)      Evaluation of disclosure controls and procedures.

         Our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended) as of the end of the period covered by this report. Based on that evaluation, such principal executive officer and principal financial officer concluded that, the Company's disclosure control and procedures were effective as of the end of the period covered by this report at the reasonable level of assurance.

(b)      Change in Internal Control over Financial Reporting.

         No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

(c) We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of March 31, 2009, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

         There are no pending legal proceedings to which the Company is a party, or to which any of its property is the subject, which the Company considers material.

Item 1A       Risk Factors

         An investment in the Company involves a high degree of risk.

         In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Other unknown or unpredictable factors could also have material adverse effects on future results.

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


Dated: May 9, 2009

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