Form 10-Q
period 2009-06-30
LEGEND INTERNATIONAL HOLDINGS INC
filed 2009-08-10
CIK 1132143

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
-----
 x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----ACT OF 1934

     For the Quarterly Period Ended June 30, 2009

                                       or
-----
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES -----EXCHANGE ACT OF 1934



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

(Check one):   Large accelerated filer  |_|   Accelerated filer  |X|
               Non-accelerated filer    |_|   Smaller reporting company  |_|

     Indicate  by  check  mark  whether  the  registrant  is a shell  company
(as  defined  in  Rule  12-b2  of the  Exchange Act).    |_|  Yes  |X|  No

     There were 226,333,392 shares of common stock outstanding on August 7,
2009.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Table of Contents

                                                                                                                PAGE NO

PART I               FINANCIAL INFORMATION

Item 1               Financial Statements                                                                          2
Item 2               Management's Discussion and Analysis of Financial Condition and Results of
                     Operations                                                                                    16
Item 3               Quantitative and Qualitative Disclosure about Market Risk                                     20
Item 4               Controls and Procedures                                                                       20

PART II              OTHER INFORMATION

Item 1               Legal Proceedings                                                                             21
Item 1A              Risk Factors                                                                                  21
Item 2               Unregistered Sales of Equity Securities and Use of Proceeds                                   21
Item 3               Defaults Upon Senior Securities                                                               21
Item 4               Submission of Matters to a Vote of Security Holders                                           21
Item 5               Other Information                                                                             21
Item 6               Exhibits                                                                                      21

SIGNATURES                                                                                                         22

EXHIBIT INDEX                                                                                                      23

Exh. 31.1                   Certification                                                                          24
Exh. 31.2                   Certification                                                                          26
Exh. 32.1                   Certification                                                                          28
Exh. 32.2                   Certification                                                                          29


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

In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the financial position of the Company and subsidiaries as of June 30, 2009, the results of its operations for the three and six month periods ended June 30, 2009 and June 30, 2008 and for the cumulative period January 5, 2001 (inception) through June 30, 2009, and the changes in its cash flows for the six month periods ended June 30, 2009 and June 30, 2008 and for the cumulative period January 5, 2001 (inception) through June 30, 2009, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                         (An Exploration Stage Company)
                                  Balance Sheet


                                                                                       June 30,            December 31, 2008
                                                                                         2009
                                                                                          A$                      A$
                                                                                   -----------------       ------------------
ASSETS                                                                                  (unaudited)

Current Assets:
Cash                                                                                     98,239,217              119,277,536
Receivables                                                                               2,483,298                2,843,331
Prepayments                                                                                 539,768                  371,499
Inventories (note 3)                                                                        110,941                   92,194
Trading Securities (note 10)                                                                      -                  780,946
                                                                                   -----------------       ------------------
Total Current Assets                                                                    101,373,224              123,365,506
                                                                                   -----------------       ------------------

Non-Current Assets:
Property and Equipment, net (note 4)                                                      5,887,942                5,320,625
Investment (note 14)                                                                      6,820,018                        -
Deposits (note 5)                                                                           812,760                  793,712
Receivables                                                                                 924,975                  555,668
Prepayments                                                                                 451,745                   40,194
                                                                                   -----------------       ------------------
Total Non-Current Assets                                                                 14,897,440                6,710,199
                                                                                   -----------------       ------------------
                                                                                   -----------------       ------------------

Total Assets                                                                            116,270,664              130,075,705
                                                                                   =================       ==================

LIABILITIES

Current Liabilities:
Accounts payable and accrued expenses                                                     2,821,393                2,386,575
Lease liability (note 9)                                                                    204,228                  186,785
                                                                                   -----------------       ------------------
Total Current Liabilities                                                                 3,025,621                2,573,360
                                                                                   -----------------       ------------------

Non Current Liabilities:
Reclamation and Remediation Provision (note 8)                                               91,219                  206,192
Lease liability (note 9)                                                                    420,102                  537,008
                                                                                                           ------------------
                                                                                   -----------------       ------------------
Total Non Current Liabilities:                                                              511,321                  743,200
                                                                                   -----------------       ------------------
                                                                                   -----------------       ------------------

Total Liabilities                                                                         3,536,942                3,316,560
                                                                                   -----------------       ------------------

Stockholders' Equity
Common Stock: US$.001 par value, 300,000,000 shares authorized
226,333,392 issued and outstanding                                                          275,101                  275,076
Additional Paid-in-Capital                                                              157,084,103              154,661,002
Accumulated Other Comprehensive Income                                                       38,490                   38,490
Retained Deficit during development period                                                (839,463)                (839,463)
Retained Deficit during exploration period                                             (43,824,509)             (27,375,960)
                                                                                   -----------------       ------------------

Total Stockholders' Equity                                                              112,733,722              126,759,145
                                                                                   -----------------       ------------------
                                                                                   -----------------       ------------------

Total Liabilities and Stockholders' Equity                                              116,270,664              130,075,705
                                                                                   =================       ==================



The accompanying notes are an integral part of these financial statements.

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                         (An Exploration Stage Company)
                            Statements of Operations
                                   (Unaudited)



                                                 For the three months                    For the six months               January 5,
                                                    ended June 30                          ended June 30                        2001
                                                                                                                         (Inception)
                                                                                                                         to June 30,
                                               2009              2008                2009              2008                    2009
                                                A$                A$                  A$                 A$                      A$
                                                --                --                  --                 --                      --
                                          ---------------    ---------------    ---------------    ---------------    --------------
                                          ---------------                       ---------------    ---------------    --------------

Revenues:

Sales                                                 -                  -                  -                  -               6,353
less cost of sales                                    -                  -                  -                  -             (1,362)
                                          ---------------    ---------------    ---------------    ---------------    --------------
                                          ---------------    ---------------    ---------------    ---------------    --------------

Gross profit                                          -                  -                  -                  -               4,991

Other income
Interest income - related entity                 17,648                  -             31,307                  -              81,238
Interest income - other                         806,296            224,963          1,964,841            349,972           5,660,339
Other                                             1,120                  -              2,270                  -               8,804
                                                                                ---------------    ---------------
                                          ---------------    ---------------    ---------------    ---------------    --------------
                                                825,064            224,963          1,998,418            349,972           5,750,381
                                          ---------------    ---------------    ---------------    ---------------    --------------
                                          ---------------    ---------------    ---------------    ---------------    --------------

Costs and expenses:
Legal, accounting and professional              141,462            162,649            357,580            306,324          1,413,484
Exploration expenditure                       4,587,790          1,381,335          8,625,094          2,575,968         26,348,516
Aircraft maintenance                            136,655                  -            245,988                  -            524,814
Stock based compensation                      1,198,265          1,085,725          2,420,363          1,958,810          8,753,003
Interest expense                                 17,873              8,836             34,681             18,705            179,527
Impairment of investment                              -                  -                  -                  -            326,526
Administration expenses                       2,041,969          2,311,161          3,772,424          3,777,685         15.182.866
                                          ---------------    ---------------    ---------------    ---------------    --------------
                                          ---------------    ---------------    ---------------    ---------------    --------------
Total costs and expenses                    (8,124,014)        (4,949,706)       (15,456,130)        (8,637,492)       (52,728,736)
                                          ---------------    ---------------    ---------------    ---------------    --------------
                                          ---------------    ---------------    ---------------    ---------------    --------------

(Loss) from operations                      (7,298,950)        (4,724,743)       (13,457,712)        (8,287,520)       (46,973,364)

Foreign currency exchange gain/(loss)       (3,172,261)        (1,256,118)        (2,962,778)        (1,884,175)          2,266,577

Gain on trading securities                       55,309                  -            113,739                  -            184,613
                                                                                ---------------    ---------------
                                          ---------------    ---------------    ---------------    ---------------    --------------
(Loss) before income taxes and equity      (10,415,902)        (5,980,861)       (16,306,751)       (10,171,695)       (44,522,174)
in losses of unconsolidated entity

Provision for income taxes                            -                  -                  -                  -                  -
                                          ---------------    ---------------    ---------------    ---------------    --------------
                                          ---------------    ---------------    ---------------    ---------------    --------------

(Loss) before equity in losses of
unconsolidated entity                      (10,415,902)        (5,980,861)       (16,306,751)       (10,171,695)       (44,522,174)

Equity in losses of unconsolidated
entity                                        (141,798)                  -          (141,798)                  -          (141,798)
                                          ---------------    ---------------    ---------------    ---------------    --------------
                                          ---------------    ---------------    ---------------    ---------------    --------------

Net (loss)                                 (10,557,700)        (5,980,861)       (16,448,549)       (10,171,695)       (44,663,972)
                                          ---------------    ---------------    ---------------    ---------------    --------------
                                          ---------------    ---------------    ---------------    ---------------    --------------
Basic and diluted loss per common shares         (0.05)             (0.03)             (0.07)             (0.06)             (0.60)
                                          ===============    ===============    ===============    ===============    ==============
                                          ---------------    ---------------    ===============    ===============    --------------
Weighted average number of common           226,329,436        190,692,289        226,322,453        171,152,461         73,943,719
shares used in per share calculations
                                          ===============    ===============    ===============    ===============    ==============

The accompanying notes are an integral part of these consolidated financial statements


                       LEGEND INTERNATIONAL HOLDINGS, INC.
                         (An Exploration Stage Company)
                  Statements of Stockholders' Equity (Deficit)
                       for the period ended June 30, 2009



                         Common Stock
                                                       Retained       Retained
                                                       (Deficit)      (Deficit)     Accumulated
                                          Additional  During the     During the        Other      Stockholders'
                                   Par     Paid-In    Exploration    Development    Comprehensive    Equity
                                   Value    Capital      Period         Period         Income       (Deficit)
                       Shares       A$        A$          A$             A$              A$            A$
                     ------------------------------------------------------------------------------------------
Balance, January 5,
 2001                          -        -          -             -               -              -             -

Shares issued to
 founder for
 organisation cost
 and services at
 US$0.05 per shares    4,297,500    5,550    118,896             -               -              -       124,446
Shares Issued for
 services rendered
 at US$0.05 per
 share                   146,250      189      4,046             -               -              -         4,235
Shares Issued for
 Cash                    616,500      796     17,056             -               -              -        17,852

Net Loss                       -        -          -             -       (131,421)              -     (131,421)
                     ------------------------------------------------------------------------------------------
Balance, December
 31, 2001              5,060,250    6,535    139,998             -       (131,421)              -        15,112
Shares Issued for
 Cash                    225,000      291      6,225             -               -              -         6,516
Shares Issued for
 Officer's
 Compensation         11,250,000   14,529    148,359             -               -              -       162,888

Net Loss                       -        -          -             -       (182,635)              -     (182,635)
                     ------------------------------------------------------------------------------------------
Balance, December
 31, 2002             16,535,250   21,355    294,582             -       (314,056)              -         1,881
Shares Issued for
 services rendered
 at US$0.022 per
 share                 5,026,500    6,491    139,065             -               -              -       145,556

Net Loss                       -        -          -             -       (156,965)              -     (156,965)
                     ------------------------------------------------------------------------------------------
Balance, December
 31, 2003             21,561,750   27,846    433,647             -       (471,021)              -       (9,528)
Shares Issued for
 services rendered
 at US$0.022 per
 share                 2,004,750    2,589     55,464             -               -              -        58,053
Options Issued for
 services                      -        -    160,672             -               -              -       160,672
Loan forgiveness-
 former major
 shareholder                   -        -     12,144             -               -              -        12,144

Net Loss                       -        -          -             -       (234,611)              -     (234,611)
                     ------------------------------------------------------------------------------------------
Balance, December
 31, 2004             23,566,500   30,435    661,927             -       (705,632)              -      (13,270)
Shares issued on
 cashless exercise
 of options           17,085,938   22,066   (22,066)             -               -              -             -

Net Loss                       -        -          -             -        (75,508)              -      (75,508)
                     ------------------------------------------------------------------------------------------
Balance, December
 31, 2005             40,652,438   52,501    639,861             -       (781,140)              -      (88,778)
Share issued on
 cashless exercise
 of options           72,281,329   93,336   (93,336)             -               -              -             -
Shares and options
 issued under
 settlement
 agreement               112,500      144     35,272             -               -              -        35,416
Shares issued for
 cash                 12,756,734   16,254  3,854,843             -               -              -     3,871,367
Cost of share issues           -        -  (128,376)             -               -              -     (128,376)
Amortisation of
 Options under stock
 option plan                   -        -    115,307             -               -              -       115,307
Net unrealized gain
 on foreign exchange
 translation                   -        -          -             -               -         38,490        38,490

Net Loss                       -        -          -   (4,516,271)        (58,323)              -   (4,574,594)
                     ------------------------------------------------------------------------------------------
Balance, December
 31, 2006            125,803,001  162,505  4,423,571   (4,516,271)       (839,463)         38,490     (731,168)

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                         (An Exploration Stage Company)
                  Statements of Stockholders' Equity (Deficit)
                       for the period ended June 30, 2009
                                   (continued)

                                   Common Stock


                                                                      Retained          Retained
                                                                      (Deficit)        (Deficit)       Accumulated
                                                      Additional     During the        During the         Other       Stockholders'
                                                        Paid-In      Exploration      Development     Comprehensive      Equity
                                           Par Value    Capital        Period            Period           Income        (Deficit)
                                Shares        A$          A$             A$                A$               A$             A$
                              ------------ ---------- ------------ ---------------- ----------------- --------------- --------------
                              ------------ ---------- ------------ ---------------- ----------------- --------------- --------------
  Shares issued for cash      476,886,624     56,438   25,684,666                -                 -               -     25,741,104
  Cost of share issues                  -          -  (1,675,111)                -                 -               -    (1,675,111)
  Shares      issued     for    2,604,200      2,984    1,001,122                -                 -               -      1,004,106
  consulting fees
  Shares  issued on cashless       75,000         85         (85)                -                 -               -              -
  exercise of options
  Shares  issued as a result      200,000        230      364,575                -                 -               -        364,805
  of delay in  lodgement  of
  registration statement
  Shares      issued     for      500,000        545      517,455                -                 -               -        518,000
  part-settlement   of   the
  acquisition  of  rights to
  exploration       licences
  under agreement
  Amortization   of  options            -          -      375,740                -                 -               -        375,740
  under stock option plan
  Net Loss                              -          -            -      (8,638,129)                 -               -    (8,638,129)
                              ------------ ---------- ------------ ---------------- ----------------- --------------- --------------
                              ------------ ---------- ------------ ---------------- ----------------- --------------- --------------
  Balance, December 31, 2007  176,868,825    222,787   30,691,933     (13,154,400)         (839,463)          38,490     16,959,347
  Shares issued for cash       42,000,000     44,011  109,984,282                -                 -               -    110,028,293
  Cost of share issues                             -  (5,964,346)                -                 -               -    (5,964,346)
  Shares issued on cashless
  exercise of options           1,522,358      1,701      (1,701)                -                 -               -              -
  Shares issued on exercise
  of options                    5,435,600      5,999   13,717,586                -                 -               -     13,723,585
  Shares issued for
  consulting fees                  30,800         33      147,555                -                 -               -        147,588
  Shares issued under
  registration rights
  agreement                       457,809        545      899,950                -                 -               -        900,495
  Amortization of options
  under stock option plan               -          -    5,185,743                -                 -               -      5,185,743
  Net Loss                              -          -            -     (14,221,560)                 -               -   (14,221,560)
                              ------------ ---------- ------------ ---------------- ----------------- --------------- --------------
                              ------------ ---------- ------------ ---------------- ----------------- --------------- --------------
  Balance, December 31, 2008  226,315,392    275,076  154,661,002     (27,375,960)         (839,463)          38,490    126,759,145
  Shares issued on exercise
  of options                       18,000         25        2,738                -                 -               -          2,763
  Amortization of options
  under stock option plan               -          -    2,420,363                -                 -               -      2,420,363
  Net Loss                              -          -            -     (16,448,549)                 -               -   (16,448,549)
                              ------------ ---------- ------------ ---------------- ----------------- --------------- --------------
                              ------------ ---------- ------------ ---------------- ----------------- --------------- --------------
  Balance, June 30, 2009      226,333,392    275,101  157,084,103     (43,824,509)         (839,463)          38,490  (112,733,722)
                              ------------ ---------- ------------ ---------------- ----------------- --------------- --------------


The accompanying notes are integral part of the financial statements.

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                        (An Exploration Stage Company)
                             Statement of Cash Flows



                                                               For the six months             January 5, 2001
                                                                 ended June 30                  (Inception) to
                                                                                                      June 30,
                                                            2009               2008                       2009
                                                             A$                 A$                          A$
                                                      -----------------  -----------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                   (16,448,549)       (10,171,695)        (44,663,972)
                                                      -----------------  -----------------  ------------------

Adjustments to reconcile net loss to net cash (used)
 by operating activities:
Foreign exchange                                              2,962,778          1,884,175         (2,267,920)
Gain in sale of trading securities                            (113,739)                  -             184,613
Shares and Options issued for Stock Based
 Compensation
  - Employees                                                 2,420,363          1,958,810           8,753,004
  - Consultants                                                       -            147,588             531,421
  - Exploration Agreement                                             -                  -             844,526
  - Registration Payment Arrangements                                 -            900,494           1,265,299
Provision for reclamation and remediation                     (114,973)           (57,290)              91,219
Loss on Unconsolidated Entity                                   141,798                  -             141,798
Depreciation and amortisation                                   314,697             30,828             538,610
Interest receivable                                            (17,648)                  -            (67,579)
Accrued interest added to principal                                   -                  -              37,282
Net Change in:
Receivables                                                     (9,274)            238,590         (3,458,914)
Prepayments and deposits                                      (598,868)        (1,158,358)         (1,804,271)
Inventories                                                    (18,747)                  -           (110,941)
Accounts Payable and Accrued Expenses                           483,866             17,191           2,735,119
                                                      -----------------  -----------------  ------------------
Net Cash (Used) by Operating Activities                    (10,998,296)        (5,883,141)        (37,619,932)
                                                      -----------------  -----------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of Trading Securities                      1,272,343                  -           1,272,343
Investment in Trading Securities                              (377,658)                  -         (1,087,730)
Investment in Equity Securities                             (6,961,816)                  -         (6,961,816)
Acquisition of Subsidiary                                             -          (326,526)           (326,526)
Purchase of Property, Equipment and Motor Vehicle             (880,891)          (348,685)         (5,676,173)
                                                      -----------------  -----------------  ------------------
Net Cash (Used) In Investing Activities                     (6,948,022)          (675,211)        (12,779,902)
                                                      -----------------  -----------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances Payable - Affiliates                                         -                  -            (26,156)
Repayment of Convertible Debenture                                    -                  -           (130,310)
Repayment of Shareholder Advance                                      -                  -               (641)
Repayments under Finance Leases                               (134,032)                  -           (134,032)
Proceeds from Convertible Debenture Payable                           -                  -             130,310
Shareholder Advance                                                   -                  -               6,621
Proceeds from Issuance of Stock                                   2,763        110,040,837         153,391,479
Cost of share issues                                                  -        (5,920,448)         (7,126,472)
Net Borrowing/Repayments from Affiliates                              -                  -              50,003
                                                      -----------------  -----------------  ------------------
Net Cash Provided by Financing Activities                     (131,269)        104,120,389         146,160,802
                                                      -----------------  -----------------  ------------------

Effect of exchange rate changes on cash                     (2,960,732)        (1,884,175)           2,478,249
                                                      -----------------  -----------------  ------------------
Net Increase/(Decrease) in Cash                            (21,038,319)         96,677,862          98,239,217

Cash at Beginning of Period                                 119,277,536         17,088,190                   -
                                                      -----------------  -----------------  ------------------

Cash at End of Period                                        98,239,217        112,766,052          98,239,217
                                                      -----------------  -----------------  ------------------

Supplemental Disclosures:
Cash paid for interest                                            9,869                  -             104,780
Cash paid for income taxes                                            -                  -                   -
Stock and options issued for services                                 -            147,588           1,595,523
Accrued interest and stockholder advances charged to
 paid in capital                                                      -                  -              12,744
Stock issued for exploration agreement                                -                  -             518,000
Stock issued for registration payment arrangement                     -            900,494           1,265,299
Equipment obtained through a capital lease                            -                  -             730,422
Capital lease obligation for exploration costs                        -                  -                   -
Interest in relation to capital lease for exploration
 costs                                                                -                  -              42,313
Fair value of warrants in connection with issuance of
 capital stock                                                        -          1,330,852           1,300,852



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

         In April 2008, the FASB issued FASB staff position ("FSP") FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3"). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, "Goodwill and Other Intangible Assets". This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP FAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP FAS 142-3 has had no impact on the Company's financial position, results of operations, or cash flows.

         In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS 107-1 and APB 28-1"). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, "Disclosures About Fair Value of Financial Instruments"), to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, "Interim Financial Reporting", to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 107-1 and APB 28-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 107-1 and APB 28-1 requires comparative disclosures only for periods ending after initial adoption. The adoption of FSP FAS 107-1 and APB 28-1 has had no impact on the Company's financial position, results of operations or cash flows.

         In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP FAS 115-2 and FAS 124-2"). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 115-2 and FAS 124-2 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 115-2 and FAS 124-2 requires comparative disclosures only for periods ending after initial adoption. The adoption of FSP FAS 115-2 and FAS 124-2 has had no impact on the Company's financial position, results of operations or cash flows.

         In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, "Fair Value Measurements", when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 157-4 requires comparative disclosures only for periods ending after initial adoption. The adoption of FSP FAS 157-4 has had no impact on the Company's financial position, results of operations or cash flows.

         In May 2009, the Financial Accounting Standards Board ("FASB"), issued SFAS No. 165, Subsequent Events ("SFAS No. 165"). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS No. 165 requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For unrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, SFAS No. 165 requires an entity to disclose the date through which subsequent events have been evaluated. SFAS No. 165 is effective for the interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS 165 effective for the quarter ended June 30, 2009. The adoption of this statement did not have a material effect on our financial condition or results of operations.

         In June 2009, the FASB issued SFAS No. 168, "The `FASB Accounting Standards Codification' and the Hierarchy of Generally Accepted Accounting Principles" ("SFAS 168"). SFAS 168 establishes the "FASB Accounting Standards Codification" ("Codification"), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles ("GAAP") recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. Generally, the Codification is not expected to change U.S. GAAP. All other accounting literature excluded from the Codification will be considered nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will adopt SFAS 168 for our quarter ending September 30, 2009. We are currently evaluating the effect on our financial statement disclosures as all future references to authoritative accounting literature will be references in accordance with the Codification.

3.       INVENTORIES

Materials and Supplies

         Materials and supplies are valued at the lower of average cost or net realizable value. The carrying value of inventory as at June 30, 2009 was A$110,941.

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


                                                    At June 30, 2009                       At December 31, 2008
                            Depreciable                 Accumulated  Net Book                     Accumulated  Net Book
                                Life            Cost   Depreciation       Value         Cost     Depreciation       Value
                             (in years)           A$             A$          A$           A$               A$          A$
Land                                       1,101,358              -   1,101,358    1,101,358                -   1,101,358
Buildings                        40        1,435,249       (21,808)   1,413,441    1,435,249          (3,828)   1,431,421
Leasehold Improvements          1-2          254,699       (22,789)     231,910      178,944          (6,385)     172,559
Motor Vehicles                   5           982,114      (158,104)     824,010      897,482         (64,970)     832,512
Equipment                       1-10         933,059      (111,696)     821,362      435,340         (50,559)     384,781
Lear Jet                         5         1,270,869      (224,213)   1,046,656    1,270,869         (98,171)   1,172,698
Construction in Progress                     449,205              -     449,205      225,296                -     225,296
                                          =========== ============== =========== ============ ================ ===========
                                          ----------- -------------- ----------- ------------ ---------------- -----------
                                           6,426,553      (538,610)   5,887,942    5,544,538        (223,913)   5,320,625
                                          =========== ============== =========== ============ ================ ===========


         The depreciation expense for the six months ended June 30, 2009 amounted to A$314,697 and the six months ended June 30, 2008 amounted to A$30,828. Assets written off for the six months ended June 30, 2009 amounted to A$359.

5.       DEPOSITS


         Deposits held by the Company as at June 30, 2009:
                                                                                              A$

         Term Deposit as security for a Banker's Undertaking                             656,157
         Cash deposits  provided to Government  Departments  for the purpose of  guaranteeing  the  Company's  performance  in  accordance  with
         mining law                                                                      155,000
         Other                                                                             1,603
                                                                              -------------------

                                                                                         812,760
                                                                              ===================

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

                                           For the six months ended June 30,    For the year ended December 31, 2008
                                                         2009
                                         -------------------------------------- --------------------------------------

Weighted Average Volatility                                                70%                                    63%
Dividend Yield                                                               -                                      -
Expected term (years)                                                5.5 - 6.5                              5.5 - 6.5
Risk-free rate                                                   2.48% - 3.54%                          2.55% - 4.42%

         A summary of option activity under the Plan as of June 30, 2009, and changes during the six months then ended is presented below:


                                                    --------------------------- ---------------------
                     Options                                  Shares              Weighted-Average
                                                                                   Exercise Price
                                                    --------------------------- ---------------------
                                                    ---------------------------
Balance, December 31, 2006                                           8,100,000                 $0.83

Granted                                                              6,250,000                 $0.93
Exercised                                                                    -                     -
Forfeited and expired                                              (1,762,500)                 $0.72
                                                    --------------------------- ---------------------
                                                    --------------------------- ---------------------
Balance, December 31, 2007                                          12,587,500                 $0.79

Granted                                                             11,000,000                 $1.79
Exercised                                                                    -                     -
Forfeited and expired                                              (1,125,000)                 $0.98
                                                    --------------------------- ---------------------
                                                    --------------------------- ---------------------
Balance, December 31, 2008                                          22,462,500                 $1.19

Granted                                                              1,900,000                 $1.00
Exercised                                                                    -                     -
Forfeited and expired                                                (250,000)                 $1.00
                                                    --------------------------- ---------------------
                                                    --------------------------- ---------------------
Balance, June 30, 2009                                              24,112,500                 $1.31
                                                    --------------------------- ---------------------

Options exercisable at June 30, 2009                                 7,979,167                 $1.12
                                                    --------------------------- ---------------------


         For the six months ended June 30, 2009 stock-based compensation expense relating to stock options was A$2,420,363 (US$1,947,908). No income tax benefit was recognized in the six months ended June 30, 2009 for stock-based compensation arrangements because of the valuation allowance. As at June 30, 2009, there was A$4,128,436 (US$3,557,867) of unrecognized compensation cost, before income taxes, related to unvested stock options.

         For the six months ended June 30, 2009, the Company issued 1,900,000 stock options. The options will vest 1/3 after 12 months, 1/3 after 24 months and the balance 1/3 after 36 months. The exercise price of the options is US$1.00 and the weighted-average grant-date fair value of options granted was US$0.297. The latest exercise date for the options is June 25, 2019.


                             Options Outstanding                                   Options Exercisable
                -----------------------------------------------     --------------------------------------------------
                -------------- --------------- ----------------     ---------------- ---------------- ----------------
   Exercise        Number         Weighted     Weighted-Average         Number          Weighted      Weighted-Average
                                  Average                                                Average
                                 Remaining                                              Remaining
    Prices                      Contractual                                            Contractual
     US$         Outstanding        Life       Exercise Price         Exercisable         Life        Exercise Price
                                 (In Years)                                            (In Years)
                -------------- --------------- ----------------     ---------------- ---------------- ----------------
                --------------                                      ----------------
    $0.444          2,006,250            7.45                             1,237,500             7.38
    $1.000         15,093,750            8.42                             5,075,000             7.70
    $2.000          6,012,500            8.69                             1,666,667             8.61
    $3.480          1,000,000            9.03                                     -                -
                -------------- --------------- ----------------     ---------------- ---------------- ----------------
                -------------- --------------- ----------------     ---------------- ---------------- ----------------
                   24,112,500            8.43            $1.31            7,979,167             7.84            $1.12
                -------------- --------------- ----------------     ---------------- ---------------- ----------------

The aggregate intrinsic value of outstanding stock options at June 30, 2009 was A$573,788 and the aggregate intrinsic value of exercisable stock options was A$353,925

7.       AFFILIATE TRANSACTIONS

         During the six months ended June 30, 2008, AXIS charged the Company A$2,396,508 for management and administration services, and A$696,744 for exploration services. The Company paid A$4,247,950 including an advance for July 2008 charges and ongoing operations. The Company charged AXIS interest of A$27,766 at a rate between 10.80% and 11.60% for the six months ending June 30, 2008. The amount owed by AXIS at June 30, 2008 was A$1,175,522.

         During the six months ended June 30, 2009, AXIS charged the Company A$2,756,525 for management and administration services, and A$3,571,398 for exploration services. The Company paid A$5,917,000 for 2009 charges. The amount owed by AXIS at June 30, 2009 under current assets - receivables was A$495,577. For the six months ended June 30, 2009, the Company charged AXIS interest of A$31,306 at a rate between 9.25% and 10.35%. The amount owed by AXIS at June 30, 2009 included under non-current assets - receivables was A$924,975.

         During the three months ended June 30, 2009, NADL (North Australian Diamonds Limited) charged the Company A$602,400 for the cost of upgrade of camp and access facilities at its shared site in the Northern Territory. The amount owed to NADL is included in accounts payable and accrued expenses.

8.       RECLAMATION AND REMEDIATION


                                                                                                            June 30,
                                                                                                                2009
                                                                                                                  A$
                                                                                                              91,219
                                                                                                              ------

The Company's exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the environment and believes its operations are in compliance with applicable laws and regulations in all material respects. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements.

9. LEASE LIABILITY

                                                                                    A$
The Company entered into capital finance lease agreements for motor vehicles, predominantly for use in exploration and development activities. The leases are non-cancellable and require total monthly repayments of A$20,916 and expire at various dates from 2009 to 2013. Future minimum payments due for the remaining term of the leases as of June 30, 2009 are as follows:


2010                                                                              250,998
2011                                                                              250,998
2012                                                                              203,608
                                                                            --------------
                                                                                  705,604
Less amounts representing interest                                                 81,274
                                                                            --------------
                                                                                  624,330
                                                                            --------------

Current liability                                                                 204,228
Non-current liability                                                             420,102
                                                                            --------------
                                                                                  624,330
                                                                            --------------

At June 30, 2009 the net book value of the motor vehicles under capital leases amounts to:

Cost                                                                              705,841
Accumulated depreciation                                                         (97,093)
                                                                            --------------
                                                                                  608,748
                                                                            --------------

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

         The Company did not hold any trading securities at June 30, 2009.

         For the six months ended June 30, 2009, the Company sold certain trading securities with a carrying value of A$1,158,604 for a consideration of A$1,272,343 and a net gain of A$113,739.

11.      COMMITMENTS

         The Company entered into an agreement for drilling on its Queensland phosphate project whereby the Company guaranteed to drill a set number of metres. If those metres were not drilled, the Company was required to make a payment for the metres that had not been drilled. At June 30, 2009, the value of the commitment was A$3,705,084.

Exploration

         The Company has to perform minimum exploration work and expend minimum amounts of money on its tenements. The overall expenditure requirement tends to be limited in the normal course of the Company's tenement portfolio management through expenditure exemption approvals, and expenditure reductions through relinquishment of parts or the whole of tenements deemed non prospective. Should the company wish to preserve interests in its current tenements, the amount which may be required to be expended is as follows:


                                                                                        2009
                                                                                          A$

         Not later than one year                                                   1,411,514
         Later than one year but not later than five years                         2,918,023
         Later than five years but not later than twenty one years                    32,736
                                                                          -------------------

                                                                                   4,362,273
                                                                          ===================


12.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses. The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate their respective fair values because of the short maturities of those instruments.

13.      RECLASSIFICATIONS

         Certain amounts in the 2008 financial statements are reclassified to conform to the 2009 presentation with no effects on operations.

14.      ACQUISITIONS/INVESTMENTS

         The Company is increasing its diamond exploration activity in the proximity of the Merlin diamond mine in the Northern territory and is continually sourcing new ground in this region which is one of the most diamond prospective areas in Australia. As part of this strategy, the Company acquired a 14.9% interest in North Australian Diamonds Ltd ("NADL"), an Australian corporation, at a cost of A$2,368,000 in February 2009. NADL owns the Merlin diamond mine and surrounding tenements. Mr JI Gutnick is Executive Chairman of NADL.

         On May 12, 2009, the Company made an on market takeover offer for all of the shares in NADL, an Australian corporation that it did not already own. The takeover offer concluded on August 6, 2009. As at June 30, 2009, the Company had acquired an additional 483,992,817 NADL shares at a cost of A$4,593,816 for a total holding of 779,992,817 (39.38%) NADL shares at a cost of A$6,961,816. As at June 30, 2009, the equity losses were A$141,798 and the carrying value of the NADL investment was A$6,820,018.

15.      SUBSEQUENT EVENTS

         The Company has evaluated subsequent events through August 7, 2009 and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the consolidated financial statements, other than noted herein.

         As described in note 14, the Company has a current takeover offer for NADL. Since balance date, the Company has continued to receive acceptances to its takeover offer and at August 6, 2009 (close of offer), held 55% of the issued and outstanding shares of NADL for a total cost of A$11.6 million (approx. US$9.3 million). As a result, NADL became a subsidiary of the Company post June 30, 2009 and will be consolidated into the financial statements of the Company during the quarter ended September 30, 2009.

         In July 2009, the Company took a private placement from Northern Capital Resources Corporation ("NCRC"), a Nevada Corporation. NCRC holds a substantial interest in Golden River Resources Corporation ("GRR") and GRR holds a 52% interest (increasing to 68.7%) in TSX listed Acadian Mining Corporation, which has significant gold and base metal interests in Canada. The Company acquired 19,441,925 issued and outstanding shares in NCRC at a cost of US$3.9 million.

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

         The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar during the periods indicated:

         6 months ended June 30, 2008              A$1.00 = US$.9615
         6 months ended June 30, 2009              A$1.00 = US$.8048

RESULTS OF OPERATION

Three Months Ended June 30, 2009 vs. Three Months Ended June 30, 2008.

         The Company's financial statements are prepared in Australian dollars (A$). A number of the costs, expenses and assets of the Company are incurred/held in US$ and the conversion of these costs to A$ means that the comparison of the three months ended June 30, 2009 to the three months ended June 30, 2008 does not always present a true comparison.

         Other income increased from A$224,963 for the three months ended June 30, 2008 to A$825,064 for the three months ended June 30, 2009 which primarily represents interest on funds in the bank of A$806,296 and A$17,648 from affiliate companies.

         Costs and expenses increased from A$4,949,706 in the three months ended June 30, 2008 to A$8,124,014 in the three months ended June 30, 2009. The increase in expenses is a net result of:

   a) a decrease in legal, accounting and professional expense from A$162,649 for the three months ended June 30, 2008 to A$141,462 for the three months ended June 30, 2009 as a result of a decrease in legal fees for general legal work including stock transfer matters, regulatory filings, stock transfer agent fees, and audit fees for professional services in relation to the Form 10-Q.

   b) an increase in exploration expenditure written off from A$1,381,335 in the three months ended June 30, 2008 to A$4,587,790 in the three months ended June 30, 2009. The exploration costs include geological/geophysical/mineral analysis contractors, salaries for contract field staff, travel costs, accommodation and tenement holding costs. Drilling on our phosphate project in Queensland and a detailed sampling program in Northern Territory recommenced in March 2009 after the end of the wet season in Northern Australian. On our Queensland phosphate project, work continued on investigations into a mining operation. As a result of the increase in the Company's exploration activities, additional staff costs were incurred via service arrangements with AXIS, as AXIS provided additional staff to undertake the Company's activities.

   c) an increase in aircraft maintenance costs from A$nil in the three months ended June 30, 2008 to A$136,655 in the three months ended June 30, 2009. The Company purchased a lear jet in August 2008 to utilize in its field operations. There was no comparable cost in 2008.

   d) an increase in stock based compensation from A$1,085,725 in the three months ended June 30, 2008 to A$1,198,265 in the three months ended June 30, 2009. The Company has issued options under the 2006 Incentive Option Plan throughout 2006, 2007, 2008 and 2009. The increase is a result of additional options issued.

   e) an increase in interest expense from A$8,836 for the three months ended June 30, 2008 to A$17,873 for the three months ended June 30, 2009 due to the increase in interest bearing debt of the Company. For the three months ended June 30, 2009, interest was incurred on motor vehicle finance lease.

   f) a decrease in administrative costs from A$2,311,161 in the three months ended June 30, 2008 to A$2,041,969 in the three months ended June 30, 2009 as a result of a decrease in direct costs, indirect costs and service fees, charged to the Company by AXIS from A$1,603,912 to A$1,311,522; the cost of travel and accommodation in the marketing of the Company of A$378,630 and investor relations and other consultants of A$75,281; the cost of property rentals of A$140,621; and the cost of insurance of A$130,564 including the Federal Government of Australia insurance policy on cash at bank in Australia in excess of A$1,000,000, which was introduced by Federal Governments around the world to counter the global economic downturn.

         As a result of the foregoing, the loss from operations increased from A$4,724,743 for the three months ended June 30, 2008 to A$7,298,950 for the three months ended June 30, 2009. An increase in foreign currency exchange loss for the three months ended June 30, 2008 from A$1,256,118 to A$3,172,261 in the three months ended June 30, 2009 was recorded as a result of the movement in the Australian dollar versus the US dollar. A net gain of A$55,309 on revaluation and sale of certain trading securities was incurred in the three months ended June 30, 2009, being the difference between the cost price, sale price and market value. There were no trading securities held in the comparable periods. The loss before income taxes and losses of unconsolidated entity was A$5,980,861 for the three months ended June 30, 2008 compared to a net loss of A$10,415,902 for the three months ended June 30, 2009.

         On May 12, 2009, the Company made an on-market takeover offer for all of the shares in North Australian Diamonds Limited ("NADL"). The Company held 34.61% of the issued and outstanding shares at May 31, 2009 and as a result, since that time has accounted for its interest in NADL as an unconsolidated entity. During the three months ended June 30, 2009, the Company's share of the losses of the unconsolidated entity amounted to A$141,798 (2008: $nil).

         The net loss was A$10,557,700 for the three months ended June 30, 2009 compared to a net loss of A$5,980,861 for the three months ended June 30, 2008.

Six Months Ended June 30, 2009 vs. Six Months Ended June 30, 2008.

         The Company's financial statements are prepared in Australian dollars (A$). A number of the costs, expenses and assets of the Company are incurred/held in US$ and the conversion of these costs to A$ means that the comparison of the six months ended June 30, 2009 to the six months ended June 30, 2008 does not always present a true comparison.

         Other income increased from A$349,972 for the six months ended June 30, 2008 to A$1,998,418 for the six months ended June 30, 2009 which primarily represents interest on funds in the bank of A$1,964,841 and A$31,307 from affiliate companies.

         Costs and expenses increased from A$8,637,492 in the six months ended June 30, 2008 to A$15,456,130 in the six months ended June 30, 2009. The increase in expenses is a net result of:

   a) an increase in legal, accounting and professional expense from A$306,324 for the six months ended June 30, 2008 to A$357,580 for the six months ended June 30, 2009 as a result of the increase in legal fees for general legal work including stock transfer matters, regulatory filings, stock transfer agent fees, and audit fees for professional services in relation to the statutory filings.

   b) an increase in exploration expenditure written off from A$2,575,968 in the six months ended June 30, 2008 to A$8,625,094 in the six months ended June 30, 2009. The exploration costs include geological/geophysical/mineral analysis contractors, salaries for contract field staff, travel costs, accommodation and tenement holding costs. Drilling on our phosphate project in Queensland and a detailed sampling program in Northern Territory recommenced in March 2009 after the end of the wet season in Northern Australian. On our Queensland phosphate project, work continued on investigations into a mining operation. As a result of the increase in the Company's exploration activities, additional staff costs were incurred via service arrangements with AXIS, as AXIS provided additional staff to undertake the Company's activities.

   c) an increase in aircraft maintenance costs from A$nil in the six months ended June 30, 2008 to A$245,988 in the six months ended June 30, 2009. The Company purchased a lear jet in August 2008 to utilize in its field operations. There was no comparable cost in 2008.

   d) an increase in stock based compensation from A$1,958,810 in the six months ended June 30, 2008 to A$2,420,363 in the six months ended June 30, 2009. The Company has issued options under the 2006 Incentive Option Plan throughout 2006, 2007, 2008 and 2009. The increase is a result of additional options issued. See note 6 for further details on the options issued.

   e) an increase in interest expense from A$18,705 for the six months ended June 30, 2008 to A$34,681 for the six months ended June 30, 2009 due to the decrease in interest bearing debt of the Company. For the six months ended June 30, 2009, interest was incurred on motor vehicle finance lease.

   f) a decrease in administrative costs from A$3,777,685 in the six months ended June 30, 2008 to A$3,772,424 in the six months ended June 30, 2009 as a net result of (i) an increase in direct costs, indirect costs and service fees, charged to the Company by AXIS from $2,202,412 to A$2,638,224, as a result in the level of activity of the Company;
         (ii) a decrease in the cost of travel and accommodation in the marketing of the Company of A$344,373 (2008: A$420,379) as the number of international trips has reduced given current economic circumstances, (iii) investor relations, tenement and other consultants of A$153,924 (2008: A$537,890) which have also been reduced following the effect of current economic circumstances; (iv) the cost of property rentals of A$292,504 (2008: A$155,495) as the Company has been required to increase its office requirements as it develops its projects; and (v) the cost of insurance of A$164,625 (2008: A$nil) including the Federal Government of Australia insurance policy on cash at bank in Australia in excess of A$1,000,000, which was introduced by Federal Governments around the world to counter the global economic downturn. The increases are as a result of the increase in activity by the Company as a consequence of providing support to the field exploration program. In the six months ended June 30, 2008, the cost of the shares issued under a registration rights agreement amounted to A$660,494 for which there was no comparable amount in the six months ended June 30, 2009.

         As a result of the foregoing, the loss from operations increased from A$8,287,520 for the six months ended June 30, 2008 to A$13,457,712 for the six months ended June 30, 2009. An increase in foreign currency exchange loss for the six months ended June 30, 2008 from A$1,884,175 to A$2,962,778 in the six months ended June 30, 2009 was recorded as a result of the movement in the Australian dollar versus the US dollar. A net gain of A$113,739 on revaluation and sale of certain trading securities was incurred in the six months ended June 30, 2009, being the difference between the cost price, sale price and market value. There were no trading securities held in the comparable period. The loss before income taxes and equity in losses of unconsolidated entity was A$10,171,695 for the six months ended June 30, 2008 compared to a net loss of A$16,306,751 for the six months ended June 30, 2009.

         On May 12, 2009, the Company made an on-market takeover offer for all of the shares in North Australian Diamonds Limited ("NADL"). The Company held 34.61% of the issued and outstanding shares at May 31, 2009 and as a result, since that time has accounted for its interest in NADL as an unconsolidated entity. During the six months ended June 30, 2009, the Company's share of the losses of the unconsolidated entity amounted to A$141,798 (2008: $nil).

         The net loss was A$16,448,549 for the six months ended June 30, 2009 compared to a net loss of A$10,171,695 for the six months ended June 30, 2008.

Liquidity and Capital Resources

             For the six months ending June 30, 2009, net cash used in operating activities was A$10,998,296 (2008: A$5,883,141) primarily consisting of the net loss of A$16,448,549 (2008: A$10,171,695), increase in accounts receivable of A$9,274 (2008: A$238,590); prepayments and deposits of A$598,868 (2008:
A$1,158,358) and offset by an decrease in accounts payable and accrued expenses of A$483,866 (2008: A$17,191); net cash used in investing activities was A$6,948,022 (2008: A$675,211), being for the purchase of an investment for A$6,961,816, trading securities A$377,658; property, equipment and motor vehicles for A$880,891 and net of proceeds from the sale of trading securities of A$1,272,343; net repayments under financing activities was A$134,032 being for lease payments for the purchase of motor vehicles under finance leases (2008: A$nil); and net proceeds from shares issued upon exercise of options of A$2,763 (2008: A$nil). At June 30, 2009, the Company held US$14,330,395 in US accounts which when converted to Australian dollars results in a foreign exchange gain.

         As at June 30, 2009, the Company had A$98,239,217 in cash.

         We plan to continue our exploration and pre-development program throughout 2009 and anticipate spending A$11.5 million on exploration and pre-development (including A$1.0 million for capital items for exploration and pre-development), A$4 million on investments and A$3.7 million on administrative costs. The Company also concluded its on-market bid for North Australian Diamonds Ltd purchasing an additional 320.8 million shares for A$4.8 million.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

         At June 30, 2009, the Company had no outstanding loan facilities. At June 30, 2009, assuming no change in the cash at bank, a 10% change in the A$ versus US$ exchange rate would have a A$1.6 million effect on the Company's cash position.

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

(c) We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of June 30, 2009, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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


                                     LEGEND INTERNATIONAL HOLDINGS, INC.

                                     (Registrant)



                                     By:/s/ Peter J Lee
                                        .................................
                                     Peter J Lee
                                     Chief Financial Officer and Secretary


Dated: August 7, 2009

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