Form 10-K/A
period 2008-12-31
LEGEND INTERNATIONAL HOLDINGS INC
filed 2009-09-03
CIK 1132143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K /A
(Amendment No. 1)
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

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

EXPLANATORY NOTE

We are filing this Amendment to our Form 10-K for the fiscal year ended December 31, 2008 in response to a comment made by the staff of the Securities and Exchange Commission.  In response to such comment, we have amended Item 9A (Controls and Procedures) to include an attestation report of our independent registered public accounting firm concerning our internal control over financial reporting.  We have also amended Item 8 (Financial Statements and Supplementary Data) to include an updated report of our independent registered public accounting firm as well as audited statements of operations, cash flows and changes in stockholders’ equity for the fiscal year ended December 31, 2006 and updated footnote disclosures as needed. In addition, we have amended Items 6 (Selected Financial Data) and 7 (Management’s Discussion) to include information related thereto. In addition, we have amended Item 11 (Executive Compensation) to include a Compensation Discussion and Analysis Section.

Except as described above, the remainder of the Form 10-K is unchanged and does not reflect events occurring after the original filing of the Form 10-K with the SEC on March  26, 2009.

i

PART I

Item 1.	Business.

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
Phosphate projects
North West Queensland

Exploration History and Forward Work Program

The Lady Annie, Lady Jane, D-Tree & Thorntonia phosphate deposits are located approximately 130km north west of Mt Isa in the Georgina Basin. The historically published deposits lie within the same geological rock unit and their size and tonnages are as follows:

Deposit	Classification	Estimated million tonnes	% P2O5
Lady Annie	Non-reserve mineralized material*	293	16.61
Lady Jane	Non-reserve mineralized material*	193	17.61
D-Tree Thorntonia	Non-reserve mineralized material* Non-reserve mineralized material*	3392 16	15.91 18.11

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

Further detail relating to additional terms of the Service Agreement is included in “Item 2- Properties”, “Item 12- Certain Relationships and Related Transactions” and “Item 11 - Executive Compensation”.

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

The following table sets out the high and low bid information for the Common Stock as reported by the National Quotation Service Bureau for each period/quarter indicated in US$:

Calendar Period	High Bid(1)	Low Bid(1)

2007
First Quarter	1.80	0.90
Second Quarter	1.95	1.50
Third Quarter	1.45	1.25
Fourth Quarter	1.50	0.75

2008
First Quarter	2.15	0.09
Second Quarter	5.05	1.62
Third Quarter	4.42	0.62
Fourth Quarter	1.43	0.27

(1)	The quotations set out herein reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

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

Our selected financial data presented below for each of the years in the three -year period ended December 31, 2008, and the balance sheet data at December 31, 2008 and 2007 has been derived from financial statements, which have been audited by PKF, Certified Public Accountants, a Professional Corporation.  The selected financial data should be read in conjunction with our financial statements for each of the years in the three year period ended December 31, 2008 and Notes thereto, which are included elsewhere in this Annual Report.

Statement of Operations Data

	Year ended December 31
	2006	2007	2008	2008 Conv.. Transll
	A$000s	A$000s	A$000s	US$000s

Revenues	-	-	-	-

Other income (loss)	2	22	3,726	2,573

Costs and expenses	(4,537)	(8,540)	(23,337)	(16,119)

Loss from operations	(4,535)	(8,518)	(19,611)	(13,545)

Foreign currency gain (loss))	(40)	(120)	5,390	3,723

Profit (loss) before income taxes	(4,575)	(8,638)	(14,221)	(9,822)

Provision for income taxes	-	-	-	-

Net profit (loss)	(4,575)	(8,638)	(14,221)	(9,822)

	A$	A$	A$	$US

Net profit (loss) per share on continuing operations	(0.06)	(0.06)	(0.07)	(0.05)

Weighted average number of shares outstanding (000s)	75,230	146,740	204,501	204,501

Balance Sheet Data
		A$000s	A$000s	US$000s
Total assets		17,994	130,076	89,843
Total liabilities		1,035	3,317	2,291

Stockholders’ equity		16,959	126,759	87,552

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Year ended
December 31

2006	A$1.00	=	US$0.7893
2007	A$1.00	=	US$0.8767
2008	A$1.00	=	US$0.6907

The exchange rate between the A$ and US$ has moved by 21.22% between December 31, 2007 and 2008 and by 11.07% between December 31, 2006 and 2007 .  Accordingly, a direct comparison of costs between fiscal 2007 and 2008 and between 2006 and 2007 may not necessarily be a true comparison.

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

As an exploration company, we do not have an ongoing source of revenue. Our revenue stream is normally from ad-hoc tenement disposals and interest received on cash in bank. During the year ended December 31, 2007, we received A$22,183 in interest on funds in the bank (2006: A$1,930).

Costs and expenses increased during the year from A$4,536,507 for the year ended December 31, 2006 to A$8,539,934 for the year ended December 31, 2007.

The main components of costs and expenses are as follows:-

(i)
An increase in exploration expenditure written off from A$3,811,385 in 2006 to A$5,132,000 in 2007. Our accounting policy is to expense all exploration costs (including costs associated with the acquisition of tenement interests) as incurred. During 2007, we incurred A$3,729,592 in costs for exploration drilling on our tenements in the Northern Territory. The costs included drilling, helicopter support, geological/geophysical contractors, salaries and associated costs for contract field staff, travel, accommodation, meals and tenement holding costs. During 2007, we used drillers almost continuously on our exploration program. In December 2007, we entered into agreements to purchase exploration permits in Queensland. The purchase price of A$1,318,000 included cash of A$800,000, and shares with a value of A$518,000. The total cost has been expensed as part of exploration costs. We have spent A$84,408 since entering into the agreements on purchasing and reviewing data for the permits. In 2006, the Company acquired certain diamond mining tenements in Northern Australia for A$1,500,000, paid A$81,000 in stamp duty, A$921,131 of exploration expenditure incurred by Astro from February 1, 2006 to September 30, 2006 and A$1,309,244 of exploration expenditure incurred since acquisition by the Company. All costs incurred in connection with this acquisition have been expensed as part of exploration costs. The Company commenced a drilling program on the tenement interests in the Northern Territory of Australia as soon as settlement of the acquisition of the tenements was completed.

(ii)
An increase in interest expense from A$41,371 in 2006 to A$62,196 in 2007. During 2007, we incurred A$25,235 for interest on the camp lease; A$1,807 motor vehicle finance lease; A$14,683 charged by AXIS on outstanding amounts owing under the Service Agreement, which was repaid in June 2007; A$16,774 charged by Astro on amounts owed for exploration expenditure incurred by Astro, which was repaid in March 2007, and A$3,697 for short term funds used to maintain the Company’s activities. AXIS provides management and geological services to us pursuant to a Service Agreement dated December 2004. AXIS and Astro charged interest at a rate of 10.10% during 2007. During 2006, we borrowed A$324,951 from Wilzed, a company in which our President and CEO is a Director and shareholder and in October 2006, the total debt of A$336,081 was repaid. Wilzed charged us A$3,588 in interest at a rate between 9.35% to 9.85% during 2006. AXIS charged us A$13,498 in interest for 2006 at a rate between 9.35% to 10.10% during 2006 on accounts owing under the Service Agreement. Astro charged us A$21,302 in interest on amounts owed for exploration expenditure incurred by Astro.

(iii)
An increase in legal, professional and accounting from A$89,351 for 2006 to A$213,063 for 2007. During 2007, we incurred legal expenses of A$91,483 for general legal work including stock transfer matters, regulatory filings, stock option plans and Form SB-2 Registration Statement; audit fees of A$62,049 for professional services in relation to financial statements, the quarterly Form 10-QSBs, Form 10-KSB, Form 10-K and Form SB-2; and A$59,531 for a stock transfer agent and regulatory filing fees. All fees have increased from 2006 as a result of increased activity by the Company as a consequence of the acquisition of mining tenements, capital raising activities and preparation of the Form SB-2 Registration Statement. During 2006, we incurred legal expenses of A$28,295 in relation to general legal work including stock transfer matters, stock option plans and regulatory filings; audit fees of A$35,062 for professional services in relation to financial statements, the quarterly Form 10-QSBs and Form 10-KSB; and A$25,993 for a stock transfer agent and regulatory filing fees.

(iv)
An increase in administrative costs from A$479,093 in 2006 to A$2,756,935 in 2007. During 2007, the corporate management and service fees charged to us by AXIS was A$410,416. AXIS charged us A$454,107 for Directors’ fees, salaries  and salary related matters incurred in behalf of the Company, which relates to our share of salaries paid to the President & Chief Executive Officer, Chief Financial Officer and Secretary, General Manager Development and Resources, General Manager Business and other staff of AXIS who provide services to the Company. One independent Director charged directly to the Company the amount of A$20,000 for 2007. The Company paid insurance premiums of A$35,100 for 2007 compared to the 2006 premium was only for five months. The Company incurred A$282,648 for travel by Directors and officers on capital raising trips, A$67,867 for travel of Directors, officers and support contractors to the field, A$534,268 for investor relations consultants and A$36,595 for tax matters, employee option valuation and exploration tenement maintenance; and A$13,443 for postage and freight charges. There was no comparable amount in 2006 for A$604,805 for registration statement non-performance; A$111,197 for New York rent; A$49,256 for subscription to industry papers and services; A$15,564 for telecommunications support; A$14,751 for website maintenance; A$15,601 for depreciation of non-field assets and minor equipment purchases, A$8,238 for franchise tax, general costs of A$10,791 and A$8,791 for printing and stationery. AXIS charge A$120,000 for asset usage of plant and equipment of which $60,000 was charged to costs in 2007 and there was no comparable amount for 2006. The overall increase in administration costs related to the increase in activity by the Company as a consequence of providing support to a field exploration program from mid February 2007 to November 2007, capital raising activities, preparation of regulatory filings and Form SB-2 Registration Statement. During 2006, the management fee charged by AXIS to us was $76,910. AXIS charged us A$75,410 for Director’s fees and salaries incurred on behalf of the Company. One independent Director charged directly to the Company the amount of A$35,000 for the period from the date of his appointment to December 31, 2006. The Company paid A$8,350 in insurance premiums for policies that commenced in August 2006. The Company incurred A$66,477 in travel and accommodation costs, A$61,878 in relation to travel by Directors and officers on capital raising trips and A$4,598 for travel of support contractors to the field; A$193,513 for consultants, A$179,464 for investor relations consultants and A$14,049 for lodging annual tax returns, employee share option valuation and exploration tenement maintenance; A$8,350 for postage and freight costs; A$11,351 for motor vehicle costs related to the motor vehicle proposals for the field program.

(v)
Stock based compensation has increased from A$115,307 for 2006 to A$375,740 for 2007. The Company has issued options under the 2006 Incentive Option Plan in September 2006, May 2007, September 2007 and December 2007. The increase is a result of additional options issued and includes an adjustment for forfeited options.

Accordingly, the loss from operations increased from A$4,534,577 for the year ended December 31, 2006 to A$8,517,751 for the year ended December 31, 2007.

There was no provision for tax in either the prior year or the current year.

The net loss amounted to A$8,638,129 for the year ended December 31, 2007, compared to a net loss of A$4,574,594 for the year ended December 31, 2006.

The net loss per common equivalent share in 2007 was A$0.06 compared with a net loss per common equivalent share price of A$0.06 in the prior year.

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

There have been no changes in accountants or any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the three years ended December 31, 2008.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that it is able to collect the information that is required to be disclosed in the reports it files with the SEC, and to process, summarize and disclose this information within the time period specified by the rules of the SEC. The Company’s Chief Executive Officer and the Chief Financial Officer are responsible for establishing, maintaining and enhancing these controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures as of December 31, 2008, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Internal Control over Financial Reporting

(a)           Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements.   All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial statement preparation and presentation.

Management assessed the Company’s internal control over financial reporting as of December 31, 2008.  This assessment was based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).  Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

PKF, Certified Public Accountants, A Professional Corporation, the Company’s independent registered public accounting firm, has issued their report on their audit of the Company’s internal control over financial reporting at December 31, 2008, a copy of which is included herein.

(b)           Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Legend International Holdings, Inc.

We have audited Legend International Holdings, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Legend International Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control, based upon the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, (3) receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (4) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

 In our opinion, Legend International Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Legend International Holdings, Inc as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2008, 2007 and 2006 and the cumulative amounts from inception, January 5, 2001 through December 31, 2008 and our report dated September 2, 2009 expressed an unqualified opinion thereon.

New York, NY	PKF
September 2, 2009	Certified Public Accountants
A Professional Corporation

(c)    Changes in Internal Control over Financial Reporting

There have been no changes to internal control over financial reporting during the Company’s fourth fiscal quarter.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets out certain information concerning the Company’s executive officers and directors.

Joseph Gutnick	56	Chairman of the Board President, Chief Executive Officer and Director.

David Tyrwhitt	70	Director

Dr U.S Awasthi	63	Director

Dr Allan Trench	41	Director

Dr Allan Trench	45	Director

Henry Herzog	67	Director

Peter Lee	51	Secretary, Chief Financial Officer and Principal Accounting Officer.

Craig Michael	31	Executive General Manager

Edward Walker	37	Project Manager

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

Compensation Discussion and Analysis

Overview

Our executive compensation program for our Chief Executive Officer and Chief Financial Officer, and our other executive officers (including up to three of our executive officers whose total compensation exceeds $100,000 per annum), whom we collectively refer to as our named executive officers, consists of (i) base salary and (ii) incentive compensation in the form of cash bonuses and (iii) equity-based incentive compensation awards under the Company’s 2006 Equity Incentive Plan. Our executive compensation program has historically included and continues to include very few perquisites. In August 2008 the Company’s Board of Directors appointed a Compensation Committee which is responsible for reviewing and approving the compensation paid by us to the named executive officers. Prior thereto, compensation decisions were determined by the full Board of Directors. The services of our named executive officers are provided to us under a Service Agreement with AXIS Consultants Pty Ltd. Cash compensation is paid to the named executive officers by AXIS and is reimbursed to AXIS by the Company.

Compensation Objectives

The Compensation Committee’s philosophy is to establish executive compensation policies linked to the creation of stockholder value. Our compensation program is designed to:

•
Adequately and fairly compensate executive officers in relation to their responsibilities, capabilities and contributions to the Company and in a manner that is commensurate with compensation paid by companies of comparable size and at a comparable stage of development within our industry;

•	Align the interests of the executive officers with those of the stockholders with respect to short-term operating goals and long-term increases in the value of our common stock; and

•	Provide a strong emphasis on equity-based compensation and equity ownership, creating a direct link between stockholder and management interests.

These objectives serve as the guiding principles for all the decisions the Compensation Committee makes with respect to the amount and type of compensation payable to our named executive officers.

Mix of Compensation Elements

Our executive compensation during fiscal 2008 consisted of base salary, cash bonuses, grants under our 2006 Equity Incentive Plan, benefits and perquisites. We do not have any formal or informal policy or target for allocating compensation between long-term and short term compensation, between cash and non-cash compensation or among the different forms of non-cash compensation. Similarly, compensation decisions regarding one compensation component do not directly affect decisions regarding other compensation elements. For example, an increase to the base salary of a named executive officer does not require a formulaic decrease to another element of the executive’s compensation. Instead, we have determined subjectively on a case-by-case basis the appropriate level and mix of the various compensation components.

We believe that together all of our compensation components provide a balanced mix of base compensation and compensation that is contingent upon each executive officer’s individual performance and our overall performance. A goal of the compensation program is to provide executive officers with a reasonable level of security through base salary and benefits, while rewarding them through incentive compensation to achieve business objectives and create stockholder value. We believe that each of our compensation components is critical in achieving this goal. Base salaries provide executives with a base level of monthly income and security. Annual cash bonuses motivate executives to drive our development goals. Long-term equity incentive awards link the interests of our executives with our stockholders, which motivates our executives to create stockholder value. In addition, we want to ensure that our compensation programs are appropriately designed to encourage executive officer retention, which is accomplished through all of our compensation elements.

Components of Compensation

Base Salary.  The base salaries for the Company’s named executive officers for the year ended December 31, 2008 were established prior to fiscal 2008 and reviewed effective June 2008 by AXIS with the consultation and approval of the Company’s Board of Directors. The services of our named executive officers are provided to us under a Service Agreement with AXIS Consultants Pty Ltd. Cash compensation is paid to the named executive officers by AXIS and is reimbursed to AXIS by the Company. AXIS advised that adjustments to base salaries are generally determined based upon a number of factors, including the client companies performance (to the extent such can fairly be attributed or related to each executive’s performance), as well as the nature of each executive’s responsibilities, capabilities and contributions, and whether their salary fairly reflect job responsibilities and prevailing market conditions and rates of pay. AXIS advised that it considered each of these factors but did not assign a specific value to each factor in raising base salaries for 2008. The Company believes that the remuneration (including salaries) charged to the Company by AXIS for the Company’s named executive officers have historically been reasonable in relation to the Company’s size and performance in comparison with the compensation paid by similarly sized companies or companies within the Company’s industry. AXIS has advised that the level of remuneration charged to the Company for the named executive officers for the year ended December 31, 2008 increased significantly over 2007 as a result of the significant increase in time spent by those named executive officers with the development of the phosphate project of the Company, the capital raising activities and corporate compliance matters dealt with as a result of the increase in the level of activity. The Company acknowledged the increase in activity referred to by AXIS and believes the increase in the level of remuneration appropriate given the circumstances.

Cash Bonuses   AXIS with the acknowledgement of the Company, awarded cash bonuses to the Company’s named executive officers in June 2008 to acknowledge the significant work undertaken by the named executives of the Company in advancing the phosphate project of the Company for the benefit of shareholders. The bonuses were not based on a predetermined formula. The Company’s independent director at the time, was consulted on the bonuses and determined that the bonuses were reasonable given the overall advancement of the Company’s activities.

2006 Equity Incentive Plan.  Under the 2006 Equity Incentive Plan, certain management and key employees of the Company are granted time-based options to purchase common stock issued by us. Time-based options generally vest ratably over a three-year period on the anniversary of the date of the grant. Time-based options generally vest upon a change of control, subject to certain conditions, and expire ten years from the date of grant. Our Board of Directors believes that equity-based compensation awards foster and promote our long-term financial success by linking the interests of our executive management team with our stockholders. The Board also believes that increasing the personal equity stake of our executive officers in our continued success and growth can potentially materially increase stockholder value. Equity-based compensation awards also enable us to attract and retain the services of an outstanding management team, upon which the success of our operations are largely dependent.

In February 2008, the Company awarded the President and Chief Executive Officer of the Company, 5, 000,000 options under the Company’s Incentive Option Plan to provide him with a long term incentive to develop the Company and its exploration properties into mining properties thus underpinning the financial viability of the Company. The Company’s independent director at the time, was consulted and approved the issue of the options.

Benefits and Perquisites

We also offer to certain executives limited perquisites as a method of compensation and provide executive officers with only those perquisites that we believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions. The perquisites provided to the named executive officers include vehicle allowances and superannuation and are quantified in the Summary Compensation Table below.

In accordance with the laws of Australia, AXIS pays an amount equal to 9% of a named executives base salary into superannuation. Executives have the ability to make further contributions to a superannuation fund. Furthermore, in accordance with the laws of Australia, the named executives have the ability to direct superannuation contributions to a superannuation fund of their choosing. Superannuation funds are accumulation funds and are not defined benefit funds, therefore, AXIS nor the Company has a legal obligation to the superannuation funds other than remitting contributions, which AXIS have advised have been made to superannuation funds as required by law.

Accounting and Tax Treatment

The accounting treatment of our compensation plans is not a significant factor in how we design our executive compensation plans. Section 162(m) of the Internal Revenue Code of 1986, as amended, generally denies publicly-held corporations a federal income tax deduction for compensation exceeding $1,000,000 paid to named executive officers, excluding performance-based compensation. Through December 31, 2008, we have not paid compensation to any of our named executive officers in excess of $1,000,000, excluding performance-based compensation, thus Section 162(m) has not limited our ability to deduct executive compensation, however the Compensation Committee will continue to monitor the potential impact of this provision on our ability to deduct executive compensation.

Elements of Post-Termination Compensation

The Company does not currently have a severance plan or similar agreement with any named executive officers. Under the 2006 Equity Incentive Plan, upon a merger, reorganization, or sale of the Company, the Committee may (i) provide that any or all options are exercisable in full; (ii) provide for the substitution of any or all options by a successor or purchaser Company; or (iii) make any other provision for outstanding options as the Committee deems appropriate. After the termination of service of an employee, director or consultant, (other than termination for cause) he or she may exercise his or her option for the period of time stated in the option agreement. Generally, if termination is due to death or disability, the option will remain exercisable for 12 months. In all other cases, the option will generally remain exercisable for three months following the termination of service. However, in no event may an option be exercised later than the expiration of its term. Upon a change in control, all outstanding options become fully vested and exercisable.

Stock Ownership Guidelines

The Company does not have stock ownership guidelines for its named executives; however, the Committee considers the number of options previously granted to named executives in determining whether to grant additional options and in what amounts.

Compensation Committee Report

The Compensation Committee, comprised of independent directors, reviewed and discussed the above Compensation Discussion and Analysis with the Company’s management. Based on that review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.

Compensation Committee:

Dr. Allan Trench
Dr. David Tyrwhitt
Mr. Henry Herzog

Summary Compensation Table

The following table sets forth the annual salary, bonuses and all other compensation awards and pay outs on account of our Chief Executive Officer for services rendered to us during the fiscal years ended December 31, 2006, 2007 and 2008, for our Chief Financial Officer for 2007 and 2008 and for our Executive General Manager for 2008. No other executive officer received more than US$100,000 per annum during this period.

Name and Principal Position	Year	Salary (A$)	Bonus (A$)	Stock Awards (A$)	Option Awards (A$)	Non-Equity Incentive Plan Compensation (A$)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (A$)	All Other Compensation (A$)	Total (A$)
Joseph Gutnick, Chairman of the Board, President and CEO	2008 2007 2006	487,000 82,132 -	100,000 - -	- - -	1,323,168 86,764 28,892 (i)	- - -	- - -	118,288 26,768 - (ii) (iii)	2,028,456 195,664 28,892
Peter Lee, CFO & Secretary	2008 2007	214,634 115,400	80,000 -	- -	480,499 65,501 (i)	- -	- -	58,339 38,825 (ii) ( iv)	833,471 219,726
Craig Michael, Executive General Manager	2008 2007	206,518 48,988	80,000 -	- -	699,453 59,341 (i)	- -	- -	19,362 11,948 (ii) (v)	1,005,333 120,277

(i)	The amounts included in the table for option awards has been calculated in accordance with SFAS 123R.
(ii)	Except as otherwise indicated, represents superannuation contributions made by AXIS applicable to salaries charged to the Company.
(iii)	Includes A$47,265 for 2008 and A$15,646 for 2007 of motor vehicle costs made by AXIS applicable to Mr Gutnick as charged to the Company.
(iv)	Includes A$27,037 for 2008 and A$20,854 for 2007 of motor vehicle costs made by AXIS applicable to Mr Lee as charged to the Company.
(v)	Includes A$7,976 for 2007 of rental assistance made by AXIS applicable to Mr Michael as charged to the Company

The services of our Chief Executive Officer, Chief Financial Officer & Secretary and Executive General Manager are provided to us pursuant to a Service Agreement effective December 1, 2004 (the “Service Agreement”) by and between AXIS Consultants Pty Limited and ourselves.

Grants of Plan - Based Awards for Fiscal 2008

The table below provides information regarding the stock options and restricted stock granted to the named executive officers during 2008.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Stock Options (#)	Exercise or Base Price of Option Awards (US$/Sh)	Closing Price on Option Grant Date (US$)	Grant Date Fair Value of Stock and Option Awards (A$)

Joseph Gutnick	02/07/2008	5,000,000	2.00	0.99	2,398,750

Outstanding Equity Awards at Fiscal Year-End
Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Been Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Joseph Gutnick, Chairman of the Board, President and CEO	- -	- -	5,000,000 2,250,000	US$2.00 US$1.00	2/07/18 9/19/16	-	-	-	-
Peter Lee, CFO and Secretary	- - -	- - -	787,500 787,500 1,000,000	US$0.444 US$1.00 US$1.00	9/19/16 9/19/16 12/28/17	- - -	- - -	- - -	- - -
Craig Michael, Executive General Manager	- - -	- - -	150,000 150,000 1,250,000	US$0.444 US$1.00 US$1.00	9/10/17 9/10/17 12/28/17	- - -	- - -	- - -	- - -
Edward Walker, Project Manager	-	-	500,000	US$1.00	04/12/18	-	-	-	-

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

LEGEND INTERNATIONAL HOLDINGS, INC.

(Registrant)

/s/ Peter Lee
By:
Peter J Lee
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Dated: September 2 , 2009

FORM 10-K Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature		Title	Date

1.	/s/ Joseph Gutnick	Chairman of the Board,
	Joseph Gutnick	President and Chief Executive
Officer (Principal Executive
		Officer) and Director	September 2, 2009

2.	/s/ David Tyrwhitt	Director	September 2, 2009
David Tyrwhitt

3.	/s/ Peter Lee	Chief Financial Officer and
	Peter Lee	Secretary (Principal Financial
		and Accounting Officer)	September 2, 2009

4.		Director	September 2, 2009
U S Awasthi

5.		Director	September 2, 2009
Manish Gupta

6.	/s/ Allan Trench	Director	September 2, 2009
Allan Trench

7.	/s/ Henry Herzog	Director	September 2, 2009
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

Financial Statements for the years ended December 31, 2006, 2007 and 2008.

Legend International Holdings, Inc.
Audited Financial Statements for the Company for the years ended December 31, 2008 , 2007 and 2006.

LEGEND INTERNATIONAL HOLDINGS, INC.
(An Exploration Stage Company)

Financial Statements

December 31, 2008, 2007 and 2006

(with Report of Independent Registered Public Accounting Firm)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Legend International Holdings, Inc

We have audited the accompanying balance sheet of Legend International Holdings, Inc (An Exploration Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2008, 2007, and 2006 and the cumulative amounts from inception, January 5, 2001 through December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Legend International Holdings, Inc. at December 31, 2008, and 2007, and the results of its operations and its cash flows for the periods indicated above in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 2, 2009 expressed an unqualified opinion thereon.

New York, NY	PKF
September 2, 2009	Certified Public Accountants
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

LEGEND INTERNATIONAL HOLDINGS, INC.
(An Exploration Stage Company)
Statements of Operations

	For the years Ended December 31			Convenience Translation	January 5, 2001 (Inception) to December 31,
	2006 A$	2007 A$	2008 A$	2008 US$	$2008 A
Revenues:

Sales	-	-	-	-	6,353
less cost of sales	-	-	-	-	(1,362)

Gross profit	-	-	-	-	4,991

Other income
Interest income – related entity	-	-	49,931	34,487	49,931
Interest income – other	1,930	22,183	3,669,440	2,534,482	3,695,498
Other	-	-	6,534	4,513	6,534
	1,930	22,183	3,725,905	2,573,482	3,751,963

Costs and expenses:
Legal, professional and accounting	89,351	213,063	707,444	488,632	1,055,904
Exploration expenditure	3,811,385	5,132,000	8,780,037	6,064,372	17,723,422
Aircraft maintenance	-	-	278,826	192,585	278,826
Stock based compensation	115,307	375,740	5,185,743	3,581,793	6,332,640
Interest expense	41,371	62,196	32,715	22,596	144,846
Impairment of investment	-	-	326,526	225,532	326,526
Net gain on revaluation of trading securities	-	-	(70,874)	(48,953)	(70,874)
Administration expenses	479,093	2,756,935	8,096,798	5,592,457	11,410,442
Total expenses	(4,536,507)	(8,539,934)	(23,337,215)	(16,119,014)	(37,201,732)

(Loss) from operations	(4,534,577)	(8,517,751)	(19,611,310)	(13,545,532)	(33,444,778)
Foreign currency exchange gain/(loss)	(40,017)	(120,378)	5,389,750	3,722,700	5,229,355
(Loss) before income taxes	(4,574,594)	(8,638,129)	(14,221,560)	(9,822,832)	(28,215,423)

Provision for income taxes	-	-	-	-	-

Net (loss)	(4,574,594)	(8,638,129)	(14,221,560)	(9,822,832)	(28,215,423)

Basic and diluted loss per common shares	(0.06)	(0.06)	(0.07)	(0.05)	(0.44)

Weighted average number of common shares used in per share calculations	75,229,664	146,739,872	204,500,520	204,500,520	64,491,851

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

LEGEND INTERNATIONAL HOLDINGS, INC.
(An Exploration Stage Company)
Statement of Cash Flows

	For the years Ended December 31			Convenience Translation	January 5, 2001 (Inception) to December 31,
	2006 A$	2007 A$	2008 A$	2008 US$	2008 A$
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	(4,574,594)	(8,638,129)	(14,221,560)	(9,822,831)	(28,215,423)

Adjustments to reconcile net loss to net cash (used) by operating activities:
Foreign exchange	40,017	120,378	(5,389,750)	(3,722,700)	(5,230,698)
Gain in revaluation of trading securities		-	(70,874)	(48,953)	(70,874)
Shares and Options issued for Stock Based Compensation
- Employees	115,307	375,740	5,185,743	3,581,793	6,332,641
- Consultants	-	383,833	147,588	101,939	531,421
- Exploration Agreement	-	518,000	326,526	225,531	844,526
- Registration Payment Arrangements	-	364,805	900,494	621,971	1,265,299
Provision for rehabilitation	-	90,000	116,192	80,254	206,192
Depreciation	1,021	19,949	202,943	140,173	223,913
Interest receivable	34,800	-	(49,931)	(34,488)	(49,931)
Accrued interest added to principal		-	-	-	37,282
Net Change in:
Receivables	(169,271)	(388,634)	(2,891,735)	(1,997,321)	(3,449,640)
Prepayments and deposits	(104,559)	(136,281)	(964,563)	(666,224)	(1,205,403)
Inventories	-	-	(92,194)	(63,679)	(92,194)
Accounts Payable and Accrued Expenses	532,144	245,171	1,441,270	995,485	2,251,253
Net Cash (Used) In Operating Activities	(4,125,135)	(7,045,168)	(15,359,851)	(10,608,050)	(26,621,636)

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in Trading Securities	-	-	(710,072)	(490,446)	(710,072)
Acquisition of Subsidiary	-	-	(326,526)	(225,531)	(326,526)
Purchase of Property, Equipment and Motor Vehicles	(12,273)	(142,292)	(4,640,717)	(3,205,343)	(4,795,282)
Net Cash (Used) In Investing Activities	(12,273)	(142,292)	(5,677,315)	(3,921,320)	(5,831,880)

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances Payable - Affiliates	1,245,345	(1,271,501)	-	-	(26,156)
Repayment of Convertible Debenture	-	-	-	-	(130,310)
Repayment of Shareholder Advance	-	-	-	-	(641)
Proceeds from Convertible Debenture Payable	-	-	-	-	130,310
Shareholder Advance	-	-	-	-	6,621
Proceeds from Issuance of Stock	3,871,367	25,741,103	123,751,878	85,475,422	153,388,716
Cost of share issues	(128,376)	(1,033,749)	(5,964,347)	(4,119,575)	(7,126,472)
Net Borrowing/Repayments from Affiliates	(11,131)	-	-	-	50,003
Net Cash Provided by financing activities	4,977,205	23,435,853	117,787,531	81,355,847	146,292,071

Effect of Exchange Rate changes on Cash	-	-	5,438,981	3,756,704	5,438,981

Net Increase in Cash	839,797	16,248,393	102,189,346	70,582,181	119,277,536

Cash at Beginning of Period	-	839,797	17,088,190	11,802,813	-

Cash at End of Period	839,797	17,088,190	119,277,536	82,384,994	119,277,536

Supplemental Disclosures:
Cash paid for interest	-	62,196	32,715	22,596	94,911
Cash paid for income taxes	-	-	-	-	-
Stock and options issued for services	150,723	641,361	147,588	101,939	1,595,523
Accrued interest and stockholder advances charged to paid in capital	-	12,744	-	-	12,744
Stock issued for exploration agreement	-	518,000	-	-	518,000
Stock issued for registration payment arrangement	-	364,805	900,494	621,971	1,265,299
Equipment obtained through a capital lease	-	24,581	705,841	487,524	730,422
Capital lease obligation for exploration costs	-	362,462	-	-	-
Interest in relation to capital lease for exploration costs	-	42,313	-	-	42,313
Fair value of warrants in connection with issuance of capital stock	-	-	1,330,852	919,219	1,300,852

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141. SFAS 141(R) requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141(R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141(R) is effective for the Company’s fiscal year beginning January 1, 2009 and will be applied prospectively. SFAS 141(R) will have an impact on our accounting for any future business combinations.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”), to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 107-1 and APB 28-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 107-1 and APB 28-1 requires comparative disclosures only for periods ending after initial adoption. The adoption of FSP FAS 107-1 and APB 28-1 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 115-2 and FAS 124-2 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 115-2 and FAS 124-2 requires comparative disclosures only for periods ending after initial adoption. The adoption of FSP FAS 115-2 and FAS 124-2 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP FAS 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 157-4 requires comparative disclosures only for periods ending after initial adoption. The adoption of FSP FAS 157-4 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2009, the Financial Accounting Standards Board (“FASB”), issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  SFAS No. 165 requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For unrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, SFAS No. 165 requires an entity to disclose the date through which subsequent events have been evaluated. SFAS No. 165 is effective for the interim or annual financial periods ending after June 15, 2009. The Company plans to adopt SFAS 165 effective for the quarter ended June 30, 2009. The adoption of this statement is not expected to have a material impact on our financial condition, results of operations, or cash flows.

In June 2009, the FASB issued SFAS No. 168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 establishes the “FASB Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. Generally, the Codification is not expected to change U.S. GAAP. All other accounting literature excluded from the Codification will be considered nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will adopt SFAS 168 for our quarter ending September 30, 2009. We are currently evaluating the effect on our financial statement disclosures as all future references to authoritative accounting literature will be references in accordance with the Codification.

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

The depreciation expense for the year ended December 31, 2008 amounted to A$202,943 (US$140,172), the year ended December 31, 2007 A$19,949, and the year ended December 31, 2006 A$1,021.

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

Foreign Currency Translation

The Company’s functional and reporting currency is the Australian dollar.  Revenue and expenses incurred in a currency other than the reporting currency, Australian dollars are translated at the date incurred or invoiced. Assets and liabilities are re-valued at the period end exchange rate where appropriate. Gains or losses form foreign currency transactions are included in the results of operations .Foreign currency exchange gain in 2008 is primarily as a result of the translation of cash maintained in US banking institutions and amounted to A$5,389,750 (US$3,722,700). Foreign currency exchange loss for 2007 amounted to A$120,378 and for 2006 the loss amounted to A$40,017.

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

5.             DEPOSITS

Deposits held by the Company as at December 31:
	2008 A$	2007 A$

Term Deposit as security for a Banker’s Undertaking	642,109	-
Other	1,603	-

Cash deposits provided to Government Departments for the purpose of guaranteeing the Company’s performance in accordance with mining law	150,000	130,000
	793,712	130,000

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

On May 12, 2009, the Company made an on market takeover offer for all of the shares in NADL, an Australian corporation that it did not already own. The takeover offer concluded on August 6, 2009. The Company now holds approximately 55% of the issued and outstanding shares of NADL for a total cost of A$11.6 million (approx. US$9.3 million). As a result, NADL became a subsidiary of the Company post June 30, 2009 and will be consolidated into the financial statements of the Company during the quarter ended September 30, 2009.

In July 2009, the Company took a private placement from Northern Capital Resources Corporation (“NCRC”), a Nevada Corporation. NCRC holds a substantial interest in Golden River Resources Corporation (“GRR”) and GRR holds a 52% interest (increasing to 68.7%) in TSX listed Acadian Mining Corporation, which has significant gold and base metal interests in Canada. The Company acquired 19,441,925 issued and outstanding shares in NCRC at a cost of US$3.9 million.

During the first and second quarters of 2009, the Company sold all of its trading securities and realized a net gain of A$113,739.

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