Form 10-Q
period 2009-09-30
LEGEND INTERNATIONAL HOLDINGS INC
filed 2009-11-09
CIK 1132143

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------
                                    FORM 10-Q
                                ----------------

(Mark one)
-----
 x   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----ACT OF 1934

     For the Quarterly Period Ended September 30, 2009

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

(Check one):   Large accelerated filer  |_|    Accelerated filer  |X|
    Non-accelerated filer   |_|  Smaller reporting company  |_|

     Indicate  by  check  mark  whether  the  registrant is a shell company  (as
defined  in  Rule  12-b2  of the  Exchange Act).            |_|  Yes  |X|  No

     There were 226,333,392 shares of common stock outstanding on November 6, 2009.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Table of Contents

                                                                                                                PAGE NO
                                                                                                                -------
PART I               FINANCIAL INFORMATION

Item 1               Financial Statements                                                                          2
Item 2               Management's Discussion and Analysis of Financial Condition and Results of Operations
                                                                                                                   18
Item 3               Quantitative and Qualitative Disclosure about Market Risk                                     23
Item 4               Controls and Procedures                                                                       24

PART II              OTHER INFORMATION

Item 1               Legal Proceedings                                                                             25
Item 1A              Risk Factors                                                                                  25
Item 2               Unregistered Sales of Equity Securities and Use of Proceeds                                   25
Item 3               Defaults Upon Senior Securities                                                               25
Item 4               Submission of Matters to a Vote of Security Holders                                           25
Item 5               Other Information                                                                             25
Item 6               Exhibits                                                                                      25

SIGNATURES                                                                                                         26

EXHIBIT INDEX                                                                                                      27

Exh. 31.1                   Certification                                                                          28
Exh. 31.2                   Certification                                                                          30
Exh. 32.1                   Certification                                                                          32
Exh. 32.2                   Certification                                                                          33

                         PART I - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

Introduction to Interim Consolidated Financial Statements.

The interim consolidated financial statements included herein have been prepared by Legend International Holdings, Inc. ("Legend International" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (The "Commission"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10K/A for the year ended December 31, 2008.

In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of September 30, 2009, the results of its consolidated operations for the three and nine month periods ended September 30, 2009 and September 30, 2008 and for the cumulative period January 5, 2001 (inception) through September 30, 2009, and the changes in its consolidated cash flows for the nine month periods ended September 30, 2009 and September 30, 2008 and for the cumulative period January 5, 2001 (inception) through September 30, 2009, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Foreign Currency Translation

The functional and reporting currency of the Company is the Australian dollar.

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

                                            LEGEND INTERNATIONAL HOLDINGS, INC.
                                              (An Exploration Stage Company)
                                                Consolidated Balance Sheet

                                                                                     September 30,           December 31,
                                                                                         2009                    2008
                                                                                          A$                      A$
                                                                                      (unaudited)
                                                                                   ------------------      ------------------
ASSETS

Current Assets:
Cash                                                                                      78,024,637             119,277,536
Receivables                                                                                  901,433               2,843,331
Prepayments                                                                                  665,182                 371,499
Inventories (note 3)                                                                         139,641                  92,194
Trading Securities (note 10)                                                                       -                 780,946
                                                                                   ------------------      ------------------
Total Current Assets                                                                      79,730,893             123,365,506
                                                                                   ------------------      ------------------

Non-Current Assets:
Property and Equipment, net (note 4)                                                       6,573,999               5,320,625
Investments (note 14)                                                                      6,376,291                       -
Deposits (note 5)                                                                          2,590,749                 793,712
Receivables                                                                                1,077,416                 555,668
Prepayments                                                                                  630,483                  40,194
Mineral Rights (note 14)                                                                  18,639,916                       -
Goodwill (note 14)                                                                         1,092,950                       -
                                                                                   ------------------      ------------------
Total Non-Current Assets                                                                  36,981,804               6,710,199
                                                                                   ------------------      ------------------

Total Assets                                                                             116,712,697             130,075,705
                                                                                   ==================      ==================

LIABILITIES

Current Liabilities:
Accounts payable and accrued expenses                                                      2,175,879               2,386,575
Lease liability (note 9)                                                                     200,714                 186,785
                                                                                   ------------------      ------------------
Total Current Liabilities                                                                  2,376,593               2,573,360
                                                                                   ------------------      ------------------

Non Current Liabilities:
Reclamation and Remediation Provision (note 8)                                               401,412                 206,192
Lease liability (note 9)                                                                     332,781                 537,008
                                                                                   ------------------      ------------------
Total Non Current Liabilities:                                                               734,203                 743,200
                                                                                   ------------------      ------------------

Total Liabilities                                                                          3,110,786               3,316,560
                                                                                   ------------------      ------------------

Stockholders' Equity
Common Stock: US$.001 par value, 300,000,000 shares authorized
226,333,392 and 226,315,392 shares issued and outstanding                                    275,101                 275,076
Additional Paid-in-Capital                                                               158,033,961             154,661,002
Accumulated Other Comprehensive Income (Loss)                                              (356,950)                  38,490
Retained Deficit during development period                                                 (839,463)               (839,463)
Retained Deficit during exploration period                                              (53,409,244)            (27,375,960)
                                                                                   ------------------      ------------------

Legend Stockholders' Equity                                                              103,703,405             126,759,145
Non-Controlling Interests (note 14)                                                        9,898,506                       -
                                                                                   ------------------      ------------------

Total Equity                                                                             113,601,911             126,759,145
                                                                                   ------------------      ------------------

Total Liabilities and Stockholders' Equity                                               116,712,697             130,075,705
                                                                                   ==================      ==================

The accompanying notes are an integral part of these consolidated financial statements.

                                            LEGEND INTERNATIONAL HOLDINGS, INC.
                                              (An Exploration Stage Company)
                                           Consolidated Statements of Operations
                                                        (Unaudited)

                                   For the three months              For the nine months       January 5, 2001
                                     ended September 30              ended September 30         (Inception) to
                                                                                                 September 30,
                                    2009            2008            2009            2008                  2009
                                     A$              A$              A$              A$                     A$
                               ==============  ==============  ==============  ==============  ===============

Revenues:

Sales                                      -               -               -               -           6,353
less cost of sales                         -               -               -               -          (1,362)
                               --------------  --------------  --------------  --------------  ---------------

Gross profit                               -               -               -               -           4,991

Other income
Interest income - related
 entity                               22,440               -          53,747               -         103,678
Interest income - other              706,551       1,586,828       2,671,392       1,936,800       6,366,890
Other                                380,806               -         383,076               -         389,610
                               --------------  --------------  --------------  --------------  ---------------
                                   1,109,797       1,586,828       3,108,215       1,936,800       6,860,178
                               --------------  --------------  --------------  --------------  ---------------

Costs and expenses:
Legal, accounting and
 professional                        254,164         142,573         602,744         450,380       1,658,648
Exploration expenditure            7,563,247       2,227,340      16,188,341       4,339,553      33,911,763
Aircraft maintenance                 299,651               -         544,639               -         823,465
Stock based compensation             949,858       1,581,290       3,370,221       3,540,100       9,702,861
Interest expense                      17,896           2,521          52,577          21,226         197,423
Impairment of investment                   -               -               -               -         326,526
Amortization of mineral rights       233,084               -         233,084               -         233,084
Administration expenses            2,623,892       2,040,830       6,396,316       6,280,787      17,806,758
                               --------------  --------------  --------------  --------------  ---------------
Total costs and expenses         (11,931,792)     (5,994,554)    (27,387,922)    (14,632,046)    (64,660,528)
                               --------------  --------------  --------------  --------------  ---------------

(Loss) from operations           (10,821,995)     (4,407,726)    (24,279,707)    (12,695,246)    (57,795,359)

Foreign currency exchange
 gain/(loss)                      (1,285,275)      3,978,148      (4,248,053)      2,093,973         981,302

Adjustment to fair value on
 stepped acquisition (note 14)     2,200,620               -       2,200,620               -       2,200,620

Gain on trading securities                 -               -         113,739               -         184,613
                               --------------  --------------  --------------  --------------  ---------------

(Loss) before income taxes and
 equity in losses of
 unconsolidated entity            (9,906,650)       (429,578)    (26,213,401)    (10,601,273)    (54,428,824)

Provision for income taxes                 -               -               -               -               -
                               --------------  --------------  --------------  --------------  ---------------

(Loss) before equity in losses
 of unconsolidated entity         (9,906,650)       (429,578)    (26,213,401)    (10,601,273)    (54,428,824)

Equity in losses of
 unconsolidated entity               (40,869)              -        (182,667)              -        (182,667)
                               --------------  --------------  --------------  --------------  ---------------

Net (loss)                        (9,947,519)       (429,578)    (26,396,068)    (10,601,273)    (54,611,491)

Net loss attributable to non-
 controlling interests (note
 14)                                 362,784               -         362,784               -         362,784
                               --------------  --------------  --------------  --------------  ---------------

Net (loss) attributable to
 Legend stockholders              (9,584,735)       (429,578)    (26,033,284)    (10,601,273)    (54,248,707)
                               --------------  --------------  --------------  --------------  ---------------

Basic and diluted loss per
 common shares                         (0.04)          (0.00)          (0.12)          (0.06)          (0.69)
                               ==============  ==============  ==============  ==============  ===============
Weighted average number of
 common shares used in per
 share calculations              226,333,392     223,807,693     226,326,179     188,188,074      78,337,279
                               ==============  ==============  ==============  ==============  ===============

The accompanying notes are an integral part of these consolidated financial statements

                                             LEGEND INTERNATIONAL HOLDINGS, INC.
                                              (An Exploration Stage Company)
                                 Consolidated Statements of Stockholders' Equity (Deficit)
                                          for the period ended September 30, 2009

                         Common Stock
                                                        Retained      Retained
                                                        (Deficit)     (Deficit)    Accumulated
                                          Additional   During the    During the       Other          Non-
                                   Par     Paid-In     Exploration   Development   Comprehensive  Controlling  Stockholders'
                                   Value    Capital       Period        Period     Income (Loss)   Interests  Equity(Deficit)
                       Shares       A$        A$           A$            A$             A$            A$            A$
                     --------------------------------------------------------------------------------------------------------
Balance, January 5,
 2001                          -        -          -             -             -               -            -             -

Shares issued to
 founder for
 organisation cost
 and services at
 US$0.05 per shares    4,297,500    5,550    118,896             -             -               -            -       124,446
Shares Issued for
 services rendered
 at US$0.05 per
 share                   146,250      189      4,046             -             -               -            -         4,235
Shares Issued for
 Cash                    616,500      796     17,056             -             -               -            -        17,852

Net Loss                       -        -          -             -      (131,421)              -            -      (131,421)
                     --------------------------------------------------------------------------------------------------------
Balance, December
 31, 2001              5,060,250    6,535    139,998             -      (131,421)              -            -        15,112
Shares Issued for
 Cash                    225,000      291      6,225             -             -               -            -         6,516
Shares Issued for
 Officer's
 Compensation         11,250,000   14,529    148,359             -             -               -            -       162,888

Net Loss                       -        -          -             -      (182,635)              -            -      (182,635)
                     --------------------------------------------------------------------------------------------------------
Balance, December
 31, 2002             16,535,250   21,355    294,582             -      (314,056)              -            -         1,881
Shares Issued for
 services rendered
 at US$0.022 per
 share                 5,026,500    6,491    139,065             -             -               -            -       145,556

Net Loss                       -        -          -             -      (156,965)              -            -      (156,965)
                     --------------------------------------------------------------------------------------------------------
Balance, December
 31, 2003             21,561,750   27,846    433,647             -      (471,021)              -            -        (9,528)
Shares Issued for
 services rendered
 at US$0.022 per
 share                 2,004,750    2,589     55,464             -             -               -            -        58,053
Options Issued for
 services                      -        -    160,672             -             -               -            -       160,672
Loan forgiveness-
 former major
 shareholder                   -        -     12,144             -             -               -            -        12,144

Net Loss                       -        -          -             -      (234,611)              -            -      (234,611)
                     --------------------------------------------------------------------------------------------------------
Balance, December
 31, 2004             23,566,500   30,435    661,927             -      (705,632)              -            -       (13,270)
Shares issued on
 cashless exercise
 of options           17,085,938   22,066    (22,066)            -             -               -            -             -

Net Loss                       -        -          -             -       (75,508)              -            -       (75,508)
                     --------------------------------------------------------------------------------------------------------
Balance, December
 31, 2005             40,652,438   52,501    639,861             -      (781,140)              -            -       (88,778)
Share issued on
 cashless exercise
 of options           72,281,329   93,336    (93,336)            -             -               -            -             -
Shares and options
 issued under
 settlement
 agreement               112,500      144     35,272             -             -               -            -        35,416
Shares issued for
 cash                 12,756,734   16,254  3,854,843             -             -               -            -     3,871,367
Cost of share issues           -        -   (128,376)            -             -               -            -      (128,376)
Amortisation of
 Options under stock
 option plan                   -        -    115,307             -             -               -            -       115,307
Net unrealized gain
 on foreign exchange
 translation                   -        -          -             -             -          38,490            -        38,490

Net Loss                       -        -          -    (4,516,271)      (58,323)              -            -    (4,574,594)
                     --------------------------------------------------------------------------------------------------------
Balance, December
        31, 2006     125,803,001  162,505  4,423,571    (4,516,271)     (839,463)         38,490            -      (731,168)

                                            LEGEND INTERNATIONAL HOLDINGS, INC.
                                              (An Exploration Stage Company)
                                 Consolidated Statements of Stockholders' Equity (Deficit)
                                          for the period ended September 30, 2009
                                                        (continued)

                         Common Stock
                                                       Retained     Retained
                                                       (Deficit)    (Deficit)    Accumulated
                                          Additional   During the   During the      Other          Non-
                                   Par     Paid-In     Exploration  Development  Comprehensive  Controlling  Stockholders'
                                   Value    Capital      Period       Period     Income (Loss)   Interests   Equity (Deficit)
                       Shares       A$        A$           A$           A$            A$            A$             A$
                     --------------------------------------------------------------------------------------------------------
Shares issued for
 cash                476,886,624   56,438  25,684,666            -            -              -            -        25,741,104
Cost of share issues           -        - (1,675,111)            -            -              -            -       (1,675,111)
Shares issued for
 consulting fees       2,604,200    2,984   1,001,122            -            -              -            -         1,004,106
Shares issued on
 cashless exercise
 of options               75,000       85        (85)            -            -              -            -                 -
Shares issued as a
 result of delay in
 lodgement of
 registration
 statement               200,000      230     364,575            -            -              -            -           364,805
Shares issued for
 part-settlement of
 the acquisition of
 rights to
 exploration
 licences under
 agreement               500,000      545     517,455            -            -              -            -           518,000
Amortization of
 options under stock
 option plan                   -        -     375,740            -            -              -            -           375,740
Net Loss                       -        -           -  (8,638,129)            -              -            -       (8,638,129)
                     --------------------------------------------------------------------------------------------------------
Balance, December
 31, 2007            176,868,825  222,787  30,691,933 (13,154,400)    (839,463)         38,490            -        16,959,347
Shares issued for
 cash                 42,000,000   44,011 109,984,282            -            -              -            -       110,028,293
Cost of share issues                    - (5,964,346)            -            -              -            -       (5,964,346)
Shares issued on
 cashless exercise
 of options            1,522,358    1,701     (1,701)            -            -              -            -                 -
Shares issued on
 exercise of options   5,435,600    5,999  13,717,586            -            -              -            -        13,723,585
Shares issued for
 consulting fees          30,800       33     147,555            -            -              -            -           147,588
Shares issued under
 registration rights
 agreement               457,809      545     899,950            -            -              -            -           900,495
Amortization of
 options under stock
 option plan                   -        -   5,185,743            -            -              -            -         5,185,743
Net Loss                       -        -           - (14,221,560)            -              -            -      (14,221,560)
                     --------------------------------------------------------------------------------------------------------
Balance, December
 31, 2008            226,315,392  275,076 154,661,002 (27,375,960)    (839,463)         38,490            -       126,759,145
Shares issued on
 exercise of options      18,000       25       2,738            -            -              -            -             2,763
Amortization of
 options under stock
 option plan                   -        -   3,370,221            -            -              -            -         3,370,221
Net unrealized gain
 on foreign exchange
 translation                   -        -           -            -            -      (395,440)            -         (395,440)
Net Loss                       -        -           - (26,033,284)            -              -            -      (26,033,284)
Fair value of non-
 controlling
 interest                      -        -           -            -            -              -   10,261,290        10,261,290
Net loss
 attributable to
 non-controlling
 stockholders                  -        -           -            -            -              -    (362,784)         (362,784)
                     --------------------------------------------------------------------------------------------------------
Balance, September
         30, 2009    226,333,392  275,101 158,033,961 (53,409,244)    (839,463)      (356,950)    9,898,506       113,601,911
                     --------------------------------------------------------------------------------------------------------

The accompanying notes are integral part of the consolidated financial statements.

                                            LEGEND INTERNATIONAL HOLDINGS, INC.
                                              (An Exploration Stage Company)
                                           Consolidated Statement of Cash Flows

                                                              For the nine months             January 5, 2001
                                                               ended September 30              (Inception) to
                                                                                                September 30,
                                                           2009                2008                      2009
                                                            A$                  A$                         A$
                                                     -----------------  -------------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                  (26,396,068)         (10,601,273)      (54,611,491)
                                                     -----------------  -------------------  ----------------

Adjustments to reconcile net loss to net cash (used)
 by operating activities:
Foreign exchange                                            4,248,053           (2,093,973)         (982,645)
Gain in sale of trading securities                           (113,739)                   -          (184,613)
Shares and Options issued for Stock Based
 Compensation
  - Employees                                               3,370,221            3,540,100         9,702,862
  - Consultants                                                     -              147,588           531,421
  - Exploration Agreement                                           -                                518,000
  - Registration Payment Arrangements                               -              900,494         1,265,299
Exploration expenditure                                             -              326,526           326,526
Provision for reclamation and remediation                     195,220              (57,290)          401,412
Adjustment to fair value on stepped acquisition            (2,200,620)                   -        (2,200,620)
Equity accounting loss                                        182,667                    -           182,667
Depreciation and amortisation                                 608,898               97,004           830,811
Gain on sale of Property, Equipment and Motor Vehicle         (16,761)                               (16,761)
Interest receivable                                           (53,746)                   -          (103,677)
Accrued interest added to principal                                 -                    -            37,282
Net Change, net of acquisition, in:
Receivables                                                 1,622,299           (1,145,497)       (1,827,341)
Prepayments and deposits                                   (2,681,007)            (940,825)       (3,886,410)
Inventories                                                   (47,447)                   -          (139,641)
Accounts Payable and Accrued Expenses                        (210,696)             131,655         2,040,557
                                                     -----------------  -------------------  ----------------
Net Cash (Used) by Operating Activities                   (21,494,726)          (9,695,491)      (48,116,362)
                                                     -----------------  -------------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of Trading Securities                    1,272,343                    -         1,272,343
Investment in Trading Securities                             (377,658)                   -          (377,658)
Other Investment                                           (5,914,269)                   -        (6,624,341)
Acquisition of Subsidiary                                           -             (326,526)         (326,526)
Acquisition of majority owned subsidiary, net cash
 acquired                                                  (9,198,412)                   -        (9,198,412)
Proceeds from sale of Property, Equipment and Motor
 Vehicle                                                      110,100                    -           110,100
Purchase of Property, Equipment and Motor Vehicle          (1,112,192)          (1,516,822)       (5,907,474)
Deposits                                                            -           (1,438,000)                -
                                                     -----------------  -------------------  ----------------
Net Cash (Used) In Investing Activities                   (15,220,088)          (3,281,348)      (21,051,968)
                                                     -----------------  -------------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances Payable - Affiliates                                       -                    -            23,847
Repayment of Convertible Debenture                                  -                    -          (130,310)
Repayment of Shareholder Advance                                    -                    -              (641)
Repayments under Finance Leases                              (292,795)                   -          (292,795)
Proceeds from Convertible Debenture Payable                         -                    -           130,310
Shareholder Advance                                                 -                    -             6,621
Proceeds from Issuance of Stock                                 2,763          123,751,446       153,391,479
Cost of share issues                                                -           (5,920,448)       (7,126,472)
                                                     -----------------  -------------------  ----------------
Net Cash Provided by Financing Activities                    (290,032)         117,830,998       146,002,039
                                                     -----------------  -------------------  ----------------

Effect of exchange rate changes on cash                    (4,248,053)           2,093,973         1,190,928
                                                     -----------------  -------------------  ----------------
Net Increase/(Decrease) in Cash                           (41,252,899)         106,948,132        78,024,637

Cash at Beginning of Period                               119,277,536           17,088,190                 -
                                                     -----------------  -------------------  ----------------

Cash at End of Period                                      78,024,637          124,036,322        78,024,637
                                                     -----------------  -------------------  ----------------

Supplemental Disclosures:
Cash paid for interest                                         52,153                    -
Cash paid for income taxes                                                               -
Stock and options issued for services                                              147,588
Accrued interest and stockholder advances charged to
 paid in capital                                                                         -
Stock issued for exploration agreement                                                   -
Stock issued for registration payment arrangement                                  900,494
Equipment obtained through a capital lease                                         279,368
Capital lease obligation for exploration costs                                           -
Interest in relation to capital lease for exploration
 costs                                                                                   -
Fair value of warrants in connection with issuance of
 capital stock                                                                   1,330,852

The accompanying notes are integral part of the consolidated financial statements.

                       LEGEND INTERNATIONAL HOLDINGS, INC.
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements

1.       ORGANISATION AND BUSINESS

         Legend International Holdings, Inc. ("Legend") was incorporated under the laws of the State of Delaware on January 5, 2001.

         Following a change of management in November 2004, Legend developed a new plan of operations for fiscal 2006, which is to engage in mineral exploration and development activities. Legend 's current business plan calls for the identification of mineral properties where it can obtain secure title to exploration, development and mining interests. Legend's preference is to identify large minerals deposits with low operating costs. Legend is prepared to consider the exploration, development and mining of profitable base metal interests. At the beginning of 2006, Legend expanded its areas of interest to include diamond exploration activities and in July 2006, Legend completed the acquisition of certain diamond mining tenements in Northern Australia. Since that time, Legend has identified that those mining tenements in Northern Australia also have potential for uranium and base metals. In November 2007 and February 2008, Legend acquired mining tenements prospective for phosphate in the State of Queensland, Australia.

         Legend as part of its business strategy is increasing its diamond exploration activity in the proximity of the Merlin diamond mine in the Northern Territory and is continually sourcing new ground in this region which is one of the most diamond prospective areas in Australia. As part of this strategy, Legend acquired a 14.9% interest in North Australian Diamonds Ltd ("NADL"), an Australian diamond exploration corporation, at a cost of A$2,368,000 in February 2009. NADL owns the Merlin diamond mine and surrounding tenements. On May 12, 2009, Legend made an on market takeover offer for all of the shares in NADL, an Australian corporation that it did not already own. The takeover offer concluded on August 6, 2009. As close of offer, Legend held 55% of the issued and outstanding shares of NADL. As a result, Legend has since that time consolidated the results of NADL.

         The financial statements presented herein have been prepared on a consolidated basis to include the accounts of Legend International Holdings, Inc. and NADL ("collectively "the Company"). All intercompany balances and transactions have been eliminated in consolidation.

         The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Legend has incurred net losses since its inception.

Exploration Stage Enterprise

         The Company complies with FASB Statement No. 7 its characterization of the company as an exploration stage enterprise. The Company is devoting all of its present efforts in securing and establishing its exploration business through field sampling and drilling programs in the State of Queensland and the Northern Territory of Australia.

2.       RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2009, the Financial Accounting Standards Board ("FASB") issued the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification ("ASC") 105-10, Generally Accepted Accounting Principles, ("ASC 105-10"). ASC 105-10 establishes the FASB Accounting Standards Codification ("Codification") as the single source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates ("ASU") that will be included in the Codification. Generally, the Codification is not expected to change US GAAP. All other accounting literature excluded from the Codification will be considered nonauthoritative. This ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this ASC for our quarter ended September 30, 2009. The adoption did not have any effect on our financial condition or results of operations. All accounting references have been updated, and therefore SFAS references have been replaced with ASC references.

         In December 2007, the FASB issued amended ASC Topic 805, Business Combinations. ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed. The provisions of ASC 805 are effective for the Company's fiscal year beginning January 1, 2009 which applies prospectively to all business combinations entered into on or after such date. Legend's acquisition of NADL (see note 14) was and any other future acquisitions will be impacted by application of this statement.

         In April 2008, the FASB issued amended ASC Topic 350, Intangibles - Goodwill and Other ("ASC 350"). ASC 350 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under former SFAS No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. ASC 350 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of ASC 350 has had no impact on the Company's financial position, results of operations, or cash flows.

         The Company adopted the "Financial Instruments Topic", ASC 825 on April 1, 2009. This standard requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.

         In April 2009, the FASB issued ASC Topic 320-10-65, "Recognition and Presentation of Other-Than-Temporary Impairments" ("ASC 320-10-65"). ASC 320-10-65 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. ASC 320-10-65 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. ASC 320-10-65 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. ASC 320-10-65 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, ASC 320-10-65 requires comparative disclosures only for periods ending after initial adoption. The adoption of ASC 320-10-65 has had no impact on the Company's financial position, results of operations or cash flows.

         Effective January 1, 2009, we adopted the provisions of ASC Topic 820, Fair Value Measurements and Disclosures. This topic defines fair value, establishes a hierarchal disclosure framework for measuring fair value, and requires expanded disclosures about fair value measurements. The provisions of this topic apply to all financial instruments that are being measured and reported on a fair value basis. The adoption of ASC 820 has not and is not expected to have a material impact on the Company's financial position or results of operations.

         In May 2009, the FASB issued ASC Topic 855, Subsequent Events. This topic requires management to evaluate subsequent events through the date the financial statements are either issued, or available to be issued. Companies will be required to disclose the date through which subsequent events have been evaluated. We adopted the provisions of ASC 855 effective for the quarter ended June 30, 2009. The adoption of this topic did not have a material effect on our financial position or results of operations.

         In August 2009, the FASB issued Accounting Standards Update No. ("ASU") 2009-05, "Measuring Liabilities at Fair Value." ASU 2009-05 supplements and amends the existing definition of fair value while reintroducing the concept of entry value (amount an entity would receive to enter into an identical liability) into the definition. Additionally, ASU 2009-05 clarifies that restrictions preventing the transfer of a liability should not be considered as a separate input or adjustment in the measurement of its fair value. ASU 2009-05 is effective for the first reporting period, including interim periods, beginning after August 2009. We are currently assessing the impact that ASU 2009-05 may have on our consolidated financial statements; however, we do not anticipate that it will have a material impact.

3.       INVENTORIES

Materials and Supplies

         Materials and supplies are valued at the lower of average cost or net realizable value. The carrying value of inventory as at September 30, 2009 was A$139,641.

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

                                                  At September 30, 2009                    At December 31, 2008
                            Depreciable                 Accumulated    Net Book                   Accumulated    Net Book
                                Life            Cost   Depreciation       Value         Cost     Depreciation       Value
                             (in years)           A$             A$          A$           A$               A$          A$
Land                                       1,101,358              -   1,101,358    1,101,358                -   1,101,358
Buildings                        40        1,435,249       (30,946)   1,404,303    1,435,249          (3,828)   1,431,421
Leasehold Improvements          1-2          271,430       (42,299)     229,131      178,944          (6,385)     172,559
Motor Vehicles                   5         1,803,829    (1,012,559)     791,269      897,482         (64,970)     832,512
Equipment                       1-10       4,587,697    (3,335,206)   1,252,491      435,340         (50,559)     384,781
Lear Jet                         5         1,270,869      (288,279)     982,590    1,270,869         (98,171)   1,172,698
Construction in Progress                     812,856              -     812,856      225,296                -     225,296
                                          =========== ============== =========== ============ ================ ===========
                                          11,283,288    (4,709,289)   6,573,999    5,544,538        (223,913)   5,320,625
                                          =========== ============== =========== ============ ================ ===========

         The depreciation expense for the nine months ended September 30, 2009 amounted to A$497,630 and the nine months ended September 30, 2008 amounted to A$97,004. Assets written off for the nine months ended September 30, 2009 amounted to A$96,212.

5.       DEPOSITS

         Deposits held by Legend as at September 30, 2009:
                                                                                                       A$

         Term Deposit as security for a Banker's Undertaking                                    2,064,530
         Cash  deposits  provided to  Government  Departments  for the purpose of
         guaranteeing the Company's performance in accordance with mining law                     524,616
         Other                                                                                      1,603
                                                                                   -----------------------

                                                                                                2,590,749
                                                                                   =======================

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

                                             For the nine months ended               For the year ended December
                                                  September 30, 2009                          31, 2008
                                         -----------------------------------------------------------------------------

Weighted Average Volatility                                                70%                                    63%
Dividend Yield                                                               -                                      -
Expected term (years)                                                5.5 - 6.5                              5.5 - 6.5
Risk-free rate                                                   2.48% - 3.54%                          2.55% - 4.42%

         A summary of option activity under the Plan as of September 30, 2009, and changes during the nine months then ended is presented below:

                                                    -------------------------------------------------
                     Options                                  Shares              Weighted-Average
                                                                                   Exercise Price
                                                    -------------------------------------------------
Balance, December 31, 2006                                           8,100,000                 $0.83

Granted                                                              6,250,000                 $0.93
Exercised                                                                    -                     -
Forfeited and expired                                              (1,762,500)                 $0.72
                                                    -------------------------------------------------
Balance, December 31, 2007                                          12,587,500                 $0.79

Granted                                                             11,000,000                 $1.79
Exercised                                                                    -                     -
Forfeited and expired                                              (1,125,000)                 $0.98
                                                    -------------------------------------------------
Balance, December 31, 2008                                          22,462,500                 $1.19

Granted                                                              1,900,000                 $1.00
Exercised                                                                    -                     -
Forfeited and expired                                                (462,500)                 $1.00
                                                    -------------------------------------------------
Balance, September 30, 2009                                         23,900,000                 $1.31
                                                    -------------------------------------------------

Options exercisable at September 30, 2009                           10,775,000                 $1.17
                                                    -------------------------------------------------

         For the nine months ended September 30, 2009 stock-based compensation expense relating to stock options was A$3,370,221 (US$2,960,563). No income tax benefit was recognized in the nine months ended September 30, 2009 for stock-based compensation arrangements because of the valuation allowance. As at September 30, 2009, there was A$3,178,578 (US$2,711,535) of unrecognized compensation cost, before income taxes, related to unvested stock options.

         For the nine months ended September 30, 2009, the Company issued 1,900,000 stock options. The options will vest 1/3 after 12 months, 1/3 after 24 months and the balance 1/3 after 36 months. The exercise price of the options is US$1.00 and the weighted-average grant-date fair value of options granted was US$0.297. The latest exercise date for the options is June 25, 2019.

                     Options Outstanding                           Options Exercisable
             ---------------------------------------    -----------------------------------------
                            Weighted                                     Weighted
Exercise                    Average      Weighted-                       Average      Weighted-
  Prices       Number      Remaining      Average          Number       Remaining       Average
   US$        Outstanding  Contractual   Exercise        Exercisable   Contractual    Exercise
                              Life         Price                           Life          Price
                           (In Years)                                   (In Years)
             ---------------------------------------    -----------------------------------------
    $0.444      2,006,250         7.19                      1,793,750           7.10
    $1.000     14,993,750         8.16                      6,681,250           7.34
    $2.000      5,900,000         8.43                      1,966,667           8.43
    $3.480      1,000,000         8.78                        333,333           8.78
             ---------------------------------------    -----------------------------------------

               23,900,000         8.17    $     1.30       10,775,000           7.55    $    1.18

The aggregate intrinsic value of outstanding stock options at September 30, 2009 was A$914,850 and the aggregate intrinsic value of exercisable stock options was A$817,950

7.       AFFILIATE TRANSACTIONS

         During the nine months ended September 30, 2008, AXIS charged the Company A$3,704,816 for management and administration services, and A$1,263,862 for exploration services. The Company purchased a Lear jet from AXIS to utilize in its operations at a price of A$1,210,000 (A$1,100,000 which was based on an external valuation plus 10% GST). The Company placed on deposit with AXIS funds amounting to A$1,596,000 to acquire three properties in Mt Isa, which is the base for the Company's phosphate project, to be used to accommodate employees and consultants when working in Mt Isa and relocating to the field operations. The Company paid A$8,404,831 which includes the cost of the Lear jet, the three properties and an advance for 2008 charges and ongoing operations. The Company charged AXIS interest of A$38,330 at a rate between 10.80% and 11.75% for the nine months ending September 30, 2008. The amount owed by AXIS at September 30, 2008 was A$2,213,574

         During the nine months ended September 30, 2009, AXIS charged the Company A$3,978,804 for management and administration services, and A$5,771,854 for exploration services. The Company paid A$9,139,999 for 2009 charges. The amount owed by AXIS at September 30, 2009 under current assets - receivables was A$396,225. For the nine months ended September 30, 2009, the Company charged AXIS interest of A$53,747 at a rate between 9.25% and 10.35%. The amount owed by AXIS at September 30, 2009 included under non-current assets - receivables was A$1,077,416.

         During the quarter ended September 30, 2009, the Company invested A$5,518,828 in Northern Capital Resources Corp. ("NCRC") (see note 14).

8.       RECLAMATION AND REMEDIATION

                                                                                                       September 30,
                                                                                                                2009
                                                                                                                  A$
                                                                                                             401,412
                                                                                                             -------
Legend's  exploration   activities  are  subject  to  various  federal  and  state  laws  and regulations  governing the  protection of the  environment.  These laws and  regulations  are continually  changing  and are  generally  becoming  more  restrictive.  Legend  conducts its operations so as to protect the  environment  and believes its  operations  are in compliance with applicable laws and regulations in all material  respects.  Legend has made, and expects to make in the  future,  expenditures  to comply with such laws and  regulations,  but cannot predict the full amount of such future  expenditures.  Estimated future reclamation costs are based principally on legal and regulatory requirements.

9.       LEASE LIABILITY

                                                                                                                  A$
Legend entered into capital finance lease agreements for motor vehicles, predominantly for use in exploration and development activities. The leases are non-cancellable and require total monthly repayments of A$19,962 and expire at various dates from 2009 to 2012. Future minimum payments due for the remaining term of the leases as of September, 2009 are as follows:

2010                                                                                                         240,753
2011                                                                                                         231,550
2012                                                                                                         121,664
                                                                                               ----------------------
                                                                                                             593,967
Less amounts representing interest                                                                            60,472
                                                                                               ----------------------
                                                                                                             533,495
                                                                                               ----------------------

Current liability                                                                                            200,714
Non-current liability                                                                                        332,781
                                                                                               ----------------------
                                                                                                             533,495
                                                                                               ----------------------

At September 30, 2009 the net book value of the motor vehicles under capital leases amounts to:

Cost                                                                                                         655,072
Accumulated depreciation                                                                                   (108,243)
                                                                                               ----------------------
                                                                                                             546,829
                                                                                               ----------------------

10.      TRADING SECURITIES

         Management determines the appropriate classification of its investments in marketable equity securities at the time of purchase and re-evaluates such determinations at each reporting date. Legend accounts for its equity security investments as trading securities in accordance with FASB issued guidance now codified as ASC Topic 320, "Investments - Debt and Equity Securities"

         On January 1, 2008, Legend partially adopted FASB issued guidance now codified as ASC Topic 820 "Fair Value Measurements and Disclosures" ("ASC 820"), which, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Legend did not adopt the ASC 820 fair value framework for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements at least annually. ASC 820 clarifies that fair value is an exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

         Legend did not hold any trading securities at September 30, 2009.

         For the nine months ended September 30, 2009, Legend sold certain trading securities with a carrying value of A$1,158,604 for a consideration of A$1,272,343 and a net gain of A$113,739.

11.      COMMITMENTS

         Legend entered into an agreement for drilling on its Queensland phosphate project whereby Legend guaranteed to drill a set number of metres. If those metres were not drilled, Legend was required to make a payment for the metres that had not been drilled. At September 30, 2009, the value of the commitment was A$3,433,020. Legend has also entered into non-cancellable operating leases and has a commitment of A$495,007.

Exploration

         Legend has to perform minimum exploration work and expend minimum amounts of money on its tenements. The overall expenditure requirement tends to be limited in the normal course of Legend's tenement portfolio management through expenditure exemption approvals, and expenditure reductions through relinquishment of parts or the whole of tenements deemed non prospective. Should Legend wish to preserve interests in its current tenements, the amount which may be required to be expended is as follows:

                                                                                            2009
                                                                                              A$

         Not later than one year                                                       3,140,269
         Later than one year but not later than five years                             7,276,491
         Later than five years but not later than twenty one years                        22,651
                                                                              -------------------

                                                                                      10,439,411
                                                                              ===================

12.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         Legend's financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses. The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate their respective fair values because of the short maturities of those instruments.

13.      RECLASSIFICATIONS

         Certain amounts in the 2008 financial statements are reclassified to conform to the 2009 presentation with no effects on operations.

14.      ACQUISITIONS/INVESTMENTS

         The Company is increasing its diamond exploration activity in the proximity of the Merlin diamond mine in the Northern Territory and is continually sourcing new ground in this region which is one of the most diamond prospective areas in Australia. As part of this strategy, the Company acquired a 14.9% interest in North Australian Diamonds Ltd ("NADL"), an Australian diamond exploration corporation, at a cost of A$2,368,000 in February 2009. NADL owns the Merlin diamond mine and surrounding tenements. Mr JI Gutnick is Executive Chairman of NADL. The Company believes the acquisition of NADL will assist in the opportunity to discover diamond deposits.

         On May 12, 2009, the Company made an on market takeover offer for all of the shares in NADL, an Australian corporation (see note 1). The takeover offer concluded on August 6, 2009. As close of the offer, the Company held 55% of the issued and outstanding shares of NADL.

         The transaction was accounted for using the acquisition method required by ASC Topic 805, Business Combinations. Accordingly, goodwill has been measured as the excess of the total consideration including the fair value of the non-controlling interest on acquisition date over the amounts assigned to the identifiable assets acquired and liabilities assumed. On the acquisition date, the fair value of the non-controlling interest was A$10,261,290. The fair value of non-controlling interest was based on an estimate of the fair value of NADL's identifiable assets. The assignment of the total consideration including the fair value of the non-controlling interest as of acquisition is as follows:

                                                                                                    A$
         Cash and cash equivalents                                                           2,418,161
         Receivables                                                                         1,125,948
         Inventory                                                                              17,257
         Property, plant & equipment (net)                                                     690,419
         Prepayments                                                                           113,055
         Investment                                                                            857,463
         Deposits                                                                              312,116
         Mineral rights                                                                     18,873,000
         Accounts payable & accruals                                                       (1,312,651)
         Rehabilitation provision                                                            (291,902)
                                                                                    -------------------

         Total fair value excluding goodwill                                                22,802,526

         Goodwill                                                                            1,092,950
                                                                                    -------------------

         Total fair value                                                                   23,895,816

                                                                                    -------------------
         Fair value of non-controlling interest                                             10,261,290
                                                                                    -------------------

         Total consideration                                                                13,634,526
                                                                                    -------------------

         Fair valuation methods used for identifiable net assets acquired in that acquisition make use of independent experts' reports prepared for NADL as part of its Target's Statement to respond to the on market takeover offer Included within the report is the valuation of Mineral Rights of the mineral properties of NADL of A$21,700,000 which has been determined on two bases; (i) certain mineral properties with mineralized material has been valued at A$18,873,000; and (ii) certain mineral properties with a value of A$2,827,000 have been valued on the basis of a multiple of historic exploration expenditure. Under US GAAP, exploration expenditure is expensed to the Income Statement as incurred, unless there is a reserve on the property. The Company has not included in the fair value of the identified assets that part of the valuation based on a multiple of historic exploration expenditure. Accordingly, the Company has attributed a fair value of A$18,873,000 to Mineral Rights.

         The underlying mineral property licences have a set term and the Mineral Rights are being amortized over the term of the licences. The amortization charge for the September 2009 quarter is A$233,084 and the net carrying value of Mineral Rights at September 30, 2009 is A$18,639,916.

         Goodwill of A$1,092,950 recognises the inherent value of prospective exploration interest not recognised as such values are not capable of being capitalized to the balance sheet under US GAAP. Goodwill is not deductible for tax purposes.

         Management believes that the carrying value of receivables of A$1,125,948, which is the gross contractual amount represents fair value at acquisition date and does not have any evidence that the amount will not be collectable.

         On the acquisition date, goodwill of A$1,092,950 was recorded into the accounts. In accordance with Topic 350, Intangibles - "Goodwill and Other", the Company completed an impairment test and determined that the goodwill recorded at the acquisition date was not impaired at September 30, 2009.

         The acquisition of NADL was achieved in stages. The acquisition date fair value of the equity interest in NADL immediately before the acquisition date was A$8,979,769 and the amount of the gain recognized as a result of remeasuring to fair value the equity interest in NADL before the business combination amounted to A$2,200,620 and has been recognized in the consolidated statement of operations as "Adjustment to fair value on stepped acquisition".

         The amount of revenue of NADL since the acquisition date included in the consolidated statement of operations for the reporting period is A$nil and the amount of loss is A$806,187.

         The consolidated statement of operations include the operations since August 6, 2009, which is the acquisition date. The following unaudited pro-forma information presents the results of operations for the nine-months ended September 30, 2009 and 2008, as if the acquisition of NADL had occurred on January 1, 2008.

                                                          2009             2008
                                                            A$               A$
         Revenue                                             -                -
         Net income                               (27,008,863)     (11,448,082)
         Basic and diluted earnings per share           (0.12)           (0.06)

         In the third fiscal quarter of 2009, Legend took a private placement from Northern Capital Resources Corporation ("NCRC"), a Nevada Corporation. NCRC holds a substantial interest in Golden River Resources Corporation ("GRR") and GRR holds a 68.7% interest in TSX listed Acadian Mining Corporation, which has significant gold and base metal interests in Canada. The Company has acquired 24,086,925 issued and outstanding shares in NCRC at a cost of A$5,518,828. At September 30, 2009, the Company held a 10.88% interest in NCRC and therefore carries the investment at cost. Mr J I Gutnick, the Chairman of the Board and Chief Executive Officer of the Company, is also the Chairman of the Board and Chief Executive Officer of NCRC and certain companies with which Mr Gutnick is associated own approximately 67% of the outstanding common stock of NCRC. Mr JI Gutnick is one of six directors (four of the directors are independent of NCRC) of the Company and was not present at the meeting that approved the acquisition of shares in NCRC. Therefore management does not believe the Company has significant influence over NCRC

         The Company via NADL has a 25% interest in Top End Uranium ("TEU") which has a carrying value of A$857,463. NADL accounts for the investment in TEU using the equity method.

15.      SUBSEQUENT EVENTS

         The Company has evaluated subsequent events through November 9, 2009 and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the consolidated financial statements, other than noted herein.

         On October 30, 2009, the Company took a further 19,348,841 shares of common stock in NCRC at an issue price of US$0.20 per share for an investment of US$3,869,783 (A$4,183,550). Following this investment, the Company holds a 21.30% interest in the issued and outstanding shares of NCRC. As a result, from October 30, 2009, the Company believes it has significant influence over NCRC and will account for the investment in NCRC using the equity method of accounting.

         Under ASC 805, if the Company enters into a business combination after the reporting date and before the financial statements are issued, the Company is required to provide certain information in relation to the business combination or if it is not able to provide the disclosures, describe which disclosures that could not be made and the reasons why they could not be made.

         The Company to date has not been provided with current financial information by NCRC in order to make an assessment of the fair value of the assets of NCRC. As such, it is not able to disclose the financial impact on the Company of the business combination until it receives such information and is able to assess the fair value.

         During October 2009, Legend has incorporated two 100% owned subsidiaries, Legend International Holdings Limited and Legend Diamonds Pty Ltd, both of which are incorporated under the laws of Australia. Neither company has commenced trading to-date.

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

         The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar during the periods indicated:

         9 months ended September 30, 2008         A$1.00 = US$.8211
         9 months ended September 30, 2009         A$1.00 = US$.8729

RESULTS OF OPERATION

Three Months Ended September 30, 2009 vs. Three Months Ended September 30, 2008.

         The Company as part of its business strategy is increasing its diamond exploration activity in the proximity of the Merlin diamond mine in the Northern Territory and is continually sourcing new ground in this region which is one of the most diamond prospective areas in Australia. As part of this strategy, the Company acquired a 14.9% interest in North Australian Diamonds Ltd ("NADL"), an Australian diamond exploration corporation, at a cost of A$2,368,000 in February 2009. NADL owns the Merlin diamond mine and surrounding tenements. On May 12, 2009, the Company made an on market takeover offer for all of the shares in NADL, an Australian corporation. The takeover offer concluded on August 6, 2009. As close of offer, the Company held 55% of the issued and outstanding shares of NADL. As a result, the Company has since that time consolidated the results of NADL.

         The Company's financial statements are prepared in Australian dollars (A$). A number of the costs, expenses and assets of the Company are incurred/held in US$ and the conversion of these costs to A$ means that the comparison of the three months ended September 30, 2009 to the three months ended September 30, 2008 does not always present a true comparison.

         Other income decreased from A$1,586,828 for the three months ended September 30, 2008 to A$1,109,797 for the three months ended September 30, 2009 which primarily represents interest on funds in the bank of A$706,551 and A$22,440 from affiliate companies and other represents a refund from the government for research and development and diesel fuel. Included within the information for the three months ended September 30, 2009 are the following material amounts for NADL: A$359,587 being a refund from the government for research and development and diesel fuel; for which there is no comparative amount in the three months ended September 30, 2008.

         Costs and expenses increased from A$5,994,554 in the three months ended September 30, 2008 to A$11,931,792 in the three months ended September 30, 2009. The increase in expenses is a net result of:

a) a increase in legal, accounting and professional expense from A$142,573 for the three months ended September 30, 2008 to A$254,164 for the three months ended September 30, 2009 as a result of a increase in legal fees for general legal work including stock transfer matters, regulatory filings, stock transfer agent fees, and audit fees for professional services in relation to the Form 10-Q. Included within legal, accounting and professional expense for the three months ended September 30, 2009 are the following material amounts for NADL; A$66,854 being a fee paid to tax consultants for the preparation of the research and development claim (success fee of 20%), legal fees of A$8,312, professional fees paid to attorney's, independent experts and other consultants for takeover defense costs of A$27,771; for which there is no comparative amount in the three months ended September 30, 2008.

b) an increase in exploration expenditure written off from A$2,227,340 in the three months ended September 30, 2008 to A$7,563,247 in the three months ended September 30, 2009. The exploration costs include geological/geophysical/mineral analysis contractors, salaries for contract field staff, travel costs, accommodation and tenement holding costs. Drilling on our phosphate project in Queensland and a detailed sampling program in Northern Territory recommenced in March 2009 after the end of the wet season in Northern Australia. On our Queensland phosphate project, work continued on investigations into a mining operation. As a result of the increase in the Company's exploration activities, additional staff costs were incurred via service arrangements with AXIS, as AXIS provided additional staff to undertake the Company's activities. Included within exploration expenditure written off for the three months ended September 30, 2009 is A$110,406 in exploration costs relating to the diamond exploration at Merlin and surrounding areas; for which there is no comparative amount in the three months ended September 30, 2008.

c) an increase in aircraft maintenance costs from A$nil in the three months ended September 30, 2008 to A$299,651 in the three months ended September 30, 2009. The Company purchased a lear jet in August 2008 to utilize in its field operations. There was no comparable cost in 2008.

d) an decrease in stock based compensation from A$1,581,290 in the three months ended September 30, 2008 to A$949,858 in the three months ended September 30, 2009. The Company has issued options under the 2006 Incentive Option Plan throughout 2006, 2007, 2008 and 2009. The decrease is a result of options being fully vested in prior periods.

e) an increase in interest expense from A$2,521 for the three months ended September 30, 2008 to A$17,896 for the three months ended September 30, 2009 due to the increase in interest bearing debt of the Company. For the three months ended September 30, 2009, interest was incurred on motor vehicle finance lease.

f) an increase in amortization of mineral rights from A$nil for the three months ended September 30, 2008 to A$233,084 for the three months ended September 30, 2009. On the acquisition date of the business combination of NADL, the Company recognised Mineral Rights of A$18,873,000. The underlying mineral property licences have a set term and the Mineral Rights are being amortized over the term of the licences. The acquisition occurred in the current quarter and therefore there was no comparable amount for the three months ended September 30, 2009.

g) an increase in administrative costs from A$2,040,830 in the three months ended September 30, 2008 to A$2,623,892 in the three months ended September 30, 2009 as a result of a decrease in direct costs, indirect costs and service fees, charged to the Company by AXIS from A$1,603,912 to A$1,222,279; the cost of travel and accommodation in the marketing of the Company of A$397,999 and investor relations and other consultants of A$393,821; the cost of property rentals and associated costs of A$248,382; and the cost of insurance of A$213,971 including the Federal Government of Australia insurance policy on cash at bank in Australia in excess of A$1,000,000, which was introduced by Federal Governments around the world to counter the global economic downturn. Included within administrative costs for the three months ended September 30, 2009 are the following material amounts for NADL; A$42,188 for rent; A$96,797 for salaries and associated benefits, and A$11,385 for insurance; for which there is no comparative amount in the three months ended September 30, 2008.

         As a result of the foregoing, the loss from operations increased from A$4,407,726 for the three months ended September 30, 2008 to A$10,821,995 for the three months ended September 30, 2009. A decrease in foreign currency exchange gain from a gain of A$3,978,148 for the three months ended September 30, 2008 to a foreign currency exchange loss of A$1,285,275 in the three months ended September 30, 2009 was recorded as a result of the movement in the Australian dollar versus the US dollar. On May 12, 2009, the Company made an on-market takeover offer for all of the shares in North Australian Diamonds Limited ("NADL"). The Company held 34.61% of the issued and outstanding shares at May 31, 2009, which increased to 39.38% at June 30, 2009. During the month of June 2009 the Company accounted for its 34.61% interest in NADL as an unconsolidated entity and for the month of July 2009, at the rate of 39.38%. The on market takeover of NADL finished on August 6, 2009 and since that time, the Company has consolidated the results of NADL. In accordance with US GAAP, the Company calculated the difference between the fair value of assets acquired at August 6, 2009 and the carrying value of its investment in an unconsolidated entity (NADL) at August 6, 2009 and recorded an adjustment to fair value on stepped acquisition of A$2,200,620, for which there was no comparable amount in 2008.

         The loss before income taxes and losses of unconsolidated entity was A$429,578 for the three months ended September 30, 2008 compared to a net loss of A$9,906,650 for the three months ended September 30, 2009.

         On May 12, 2009, the Company made an on-market takeover offer for all of the shares in North Australian Diamonds Limited ("NADL"). The Company held 34.61% of the issued and outstanding shares at May 31, 2009 and as a result, since that time has accounted for its interest in NADL as an unconsolidated entity. During the three months ended September 30, 2009, the Company's share of the losses of the unconsolidated entity amounted to A$40,869 (2008: $nil)

         The net loss was A$9,947,519 for the three months ended September 30, 2009 compared to a net loss of A$429,578 for the three months ended September 30, 2008.

         The share of the loss attributable to the non-controlling interests of NADL amounted to A$362,784, for which there was no comparable amount in 2008.

         The net loss attributable to Legend stockholders amounted to A$9,584,735 for the three months ended September 30, 2009 compared to A$429,578 for the three months ended September 30, 2008.

Nine Months Ended September 30, 2009 vs. Nine Months Ended September 30, 2008.

         The Company as part of its business strategy is increasing its diamond exploration activity in the proximity of the Merlin diamond mine in the Northern Territory and is continually sourcing new ground in this region which is one of the most diamond prospective areas in Australia. As part of this strategy, the Company acquired a 14.9% interest in North Australian Diamonds Ltd ("NADL"), an Australian diamond exploration corporation, at a cost of A$2,368,000 in February 2009. NADL owns the Merlin diamond mine and surrounding tenements. On May 12, 2009, the Company made an on market takeover offer for all of the shares in NADL, an Australian corporation. The takeover offer concluded on August 6, 2009. As close of offer, the Company held 55% of the issued and outstanding shares of NADL. As a result, the Company has since that time consolidated the results of NADL.

         The Company's financial statements are prepared in Australian dollars (A$). A number of the costs, expenses and assets of the Company are incurred/held in US$ and the conversion of these costs to A$ means that the comparison of the nine months ended September 30, 2009 to the nine months ended September 30, 2008 does not always present a true comparison.

         Other income increased from A$1,936,800 for the nine months ended September 30, 2008 to A$3,108,215 for the nine months ended September 30, 2009 which primarily represents interest on funds in the bank of A$2,671,392 and A$53,747 from affiliate companies and other represents a refund from the government for research and development and diesel fuel. Included within the information for the nine months ended September 30, 2009 are the following material amounts for NADL; A$359,587 being a refund from the government for research and development and diesel fuel; for which there is no comparative amount in the nine months ended September 30, 2008.

         Costs and expenses increased from A$14,632,046 in the nine months ended September 30, 2008 to A$27,387,922 in the nine months ended September 30, 2009. The increase in expenses is a net result of:

a) an increase in legal, accounting and professional expense from A$450,380 for the nine months ended September 30, 2008 to A$602,744 for the nine months ended September 30, 2009 as a result of the increase in legal fees for general legal work including stock transfer matters, regulatory filings, stock transfer agent fees, and audit fees for professional services in relation to the statutory filings. Included within legal, accounting and professional expense for the nine months ended September 30, 2009 are the following material amounts for NADL; A$66,854 being a fee paid to tax consultants for the preparation of the research and development claim (success fee of 20%), legal fees of A$8,312, professional fees paid to attorney's, independent experts and other consultants for takeover defense costs of A$27,771; for which there is no comparative amount in the nine months ended September 30, 2008.

b) an increase in exploration expenditure written off from A$4,339,553 in the nine months ended September 30, 2008 to A$16,188,341 in the nine months ended September 30, 2009. The exploration costs include geological/geophysical/mineral analysis contractors, salaries for contract field staff, travel costs, accommodation and tenement holding costs. Drilling on our phosphate project in Queensland and a detailed sampling program in Northern Territory recommenced in March 2009 after the end of the wet season in Northern Australia. On our Queensland phosphate project, work continued on investigations into a mining operation. As a result of the increase in the Company's exploration activities, additional staff costs were incurred via service arrangements with AXIS, as AXIS provided additional staff to undertake the Company's activities. Included within exploration expenditure written off for the nine months ended September 30, 2009 is A$110,406 in exploration costs relating to the diamond exploration at Merlin and surrounding areas; for which there is no comparative amount in the nine months ended September 30, 2008.

c) an increase in aircraft maintenance costs from A$nil in the nine months ended September 30, 2008 to A$544,639 in the nine months ended September 30, 2009. The Company purchased a lear jet in August 2008 to utilize in its field operations. There was no comparable cost in 2008.

d) a decrease in stock based compensation expense from A$3,540,100 in the nine months ended September 30, 2008 to A$3,370,221 in the nine months ended September 30, 2009. The Company has issued options under the 2006 Incentive Option Plan throughout 2006, 2007, 2008 and 2009. The decrease is a result of options being fully vested in prior periods.

e) an increase in interest expense from A$21,226 for the nine months ended September 30, 2008 to A$52,577 for the nine months ended September 30, 2009 due to the decrease in interest bearing debt of the Company. For the nine months ended September 30, 2009, interest was incurred on motor vehicle finance lease.

f) an increase in amortization of mineral rights from A$nil for the nine months ended September 30, 2008 to A$233,084 for the nine months ended September 30, 2009. On the acquisition date of the business combination of NADL, the Company recognised Mineral Rights of A$18,873,000. The underlying mineral property licences have a set term and the Mineral Rights are being amortized over the term of the licences. The acquisition occurred in the current quarter and therefore there was no comparable amount for the nine months ended September 30, 2009.

g) an increase in administrative costs from A$6,280,787 in the nine months ended September 30, 2008 to A$6,396,316 in the nine months ended September 30, 2009 as a net result of (i) an increase in direct costs, indirect costs and service fees, charged to the Company by AXIS from $3,704,816 to A$3,978,804, as a result in the level of activity of the Company; (ii) an increase in the cost of travel and accommodation in the marketing of the Company of A$767,969 (2008: A$605,847) as the number of international trips has reduced given current economic circumstances, (iii) investor relations, tenement and other consultants of A$463,434 (2008: A$853,378) which have also been reduced following the effect of current economic circumstances;
     (iv) the cost of property  rentals and associated costs of A$395,234 (2008:
     A$155,495) as the Company has been required to increase its office requirements as it develops its projects; and (v) the cost of insurance of A$455,551 (2008: A$nil) including the Federal Government of Australia insurance policy on cash at bank in Australia in excess of A$1,000,000, which was introduced by Federal Governments around the world to counter the global economic downturn. The increases are as a result of the increase in activity by the Company as a consequence of providing support to the field exploration program. In the nine months ended September 30, 2008, the cost of the shares issued under a registration rights agreement amounted to A$660,494 for which there was no comparable amount in the nine months ended September 30, 2009. Included within administrative costs for the nine months ended September 30, 2009 are the following material amounts for NADL; A$42,188 for rent; A$96,797 for salaries and associated benefits, and A$11,385 for insurance; for which there is no comparative amount in the nine months ended September 30, 2008.

         As a result of the foregoing, the loss from operations increased from A$12,695,246 for the nine months ended September 30, 2008 to A$24,279,707 for the nine months ended September 30, 2009. A decrease in foreign currency exchange gain from a gain of A$2,093,973 for the nine months ended September 30, 2008 to a foreign currency exchange loss of A$4,248,053 in the nine months ended September 30, 2009 was recorded as a result of the movement in the Australian dollar versus the US dollar. On May 12, 2009, the Company made an on-market takeover offer for all of the shares in North Australian Diamonds Limited ("NADL"). The Company held 34.61% of the issued and outstanding shares at May 31, 2009, which increased to 39.38% at June 30, 2009. During the month of June 2009 the Company accounted for its 34.61%interest in NADL as an unconsolidated entity and for the month of July 2009, at the rate of 39.38%. The on market takeover of NADL finished on August 6, 2009 and since that time, the Company has consolidated the results of NADL. In accordance with US GAAP, the Company calculated the difference between the fair value of assets acquired at August 6, 2009 and the carrying value of its investment in an unconsolidated entity (NADL) at August 6, 2009 and recorded an adjustment to fair value on stepped acquisition of A$2,200,620, for which there was no comparable amount in 2008. A net gain of A$113,739 on revaluation and sale of certain trading securities was incurred in the nine months ended September 30, 2009, being the difference between the cost price, sale price and market value. There were no trading securities held in the comparable period.

         The loss before income taxes and equity in losses of unconsolidated entity was A$10,601,273 for the nine months ended September 30, 2008 compared to a net loss of A$26,213,401 for the nine months ended September 30, 2009.

         On May 12, 2009, the Company made an on-market takeover offer for all of the shares in North Australian Diamonds Limited ("NADL"). The Company held 34.61% of the issued and outstanding shares at May 31, 2009 and as a result, since that time has accounted for its interest in NADL as an unconsolidated entity. During the nine months ended September 30, 2009, the Company's share of the losses of the unconsolidated entity amounted to A$182,667 (2008: $nil).

         The net loss was A$10,601,273 for the nine months ended September 30, 2008 compared to a net loss of A$26,396,068 for the nine months ended September 30, 2009.

         The share of the net loss attributable to the non-controlling interests of NADL amounted to A$362,784 for the nine months ended September 30, 2009 compared to A$nil for the nine months ended September 30, 2008 as the acquisition of NADL occurred in July 2009 for the first time.

         The net loss attributable to Legend stockholders amounted to A$26,033,284 for the nine months ended September 30, 2009 compared to A$10,601,273 for the nine months ended September 30, 2008.

Liquidity and Capital Resources

             For the nine months ending September 30, 2009, net cash used in operating activities was A$21,494,726 (2008: A$9,695,491) primarily consisting of the net loss of A$26,396,068 (2008: A$10,601,273), decrease in accounts receivable of A$1,622,299 (2008: A$1,145,497); increase in prepayments and deposits of A$2,681,007 (2008: A$940,825); a increase in inventories of A$47,447 (2008: A$nil) offset by an decrease in accounts payable and accrued expenses of A$210,696 (2008: A$131,655); and adjusted for non-cash items relating to the fair valuing of NADL on date of acquisition of A$2,017,953 (2008: $nil) and other non-cash items of A$8,236,146.

         Net cash used in investing activities was A$15,220,088 (2008:
A$3,281,348), being for the purchase of investments for A$5,914,269 in NADL and NCRC, trading securities A$377,658; property, equipment and motor vehicles for A$1,112,198; net of proceeds from the sale of trading securities of A$1,272,343 and property, plant and equipment of A$110,100; and net cash acquired from the acquisition of majority owned subsidiary of A$9,198,412.

          Net cash used in financing activities was A$290,032 being primarily net repayments under financing leases of A$292,795 being for lease payments for the purchase of motor vehicles under finance leases (2008: A$nil); and net proceeds from shares issued upon exercise of options of A$2,763 (2008: A$nil).

         At September 30, 2009, the Company held US$14,330,395 in US accounts which when converted to Australian dollars results in an unrealized foreign exchange loss of A$4,248,053.

         As at September 30, 2009, the Company had A$78,024,637 in cash.

         We plan to continue our exploration and pre-development program throughout 2009 and anticipate spending A$6.6 million on exploration and pre-development (including A$0.6 million for capital items for exploration and pre-development), A$5.75 million on investments and A$2.7 million on administrative costs.

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

Cautionary Safe Harbor Statement under the United States Private Securities Litigation Reform Act of 1995.

         Certain information contained in this Form 10-Q's forward looking information within the meaning of the Private Securities Litigation Act of 1995 (the "Act") which became law in December 1995. In order to obtain the benefits of the "safe harbor" provisions of the act for any such forwarding looking statements, the Company wishes to caution investors and prospective investors about significant factors which among others have affected the Company's actual results and are in the future likely to affect the Company's actual results and cause them to differ materially from those expressed in any such forward looking statements. This Form 10-Q report contains forward looking statements relating to future financial results. Actual results may differ as a result of factors over which the Company has no control including, without limitation:

     o The risk factors set forth in Item 1A of the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008,

     o The possibility that the phosphates we find are not commercially economical to mine,

     o The possibility that we do not find diamonds or other minerals or that the diamonds or other minerals we find are not commercially economical to mine,

     o The risks and hazards inherent in the mining business (including environmental hazards, industrial accidents, weather or geologically related conditions),

     o    Changes in the market price of phosphate, base metals and diamonds,

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

           Additional information which could affect the Company's financial results is included in the Company's Form 10-K/A on file with the Securities and Exchange Commission.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

         At September 30, 2009, the Company had no outstanding loan facilities. At September 30, 2009, assuming no change in the cash at bank, a 10% change in the A$ versus US$ exchange rate would have a A$0.8 million effect on the Company's cash position.

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

(c) We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of September 30, 2009, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

         There are no pending legal proceedings to which the Company is a party, or to which any of its property is the subject, which the Company considers material.

Item 1A  Risk Factors

         An investment in the Company involves a high degree of risk.

         In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008 which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K/A are not the only risks facing the Company. Other unknown or unpredictable factors could also have material adverse effects on future results.

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


                                          LEGEND INTERNATIONAL HOLDINGS, INC.

                                          (Registrant)


                                                /s/  Peter J Lee
                                          By:   --------------------------------
                                          Peter J Lee
                                          Chief Financial Officer and Secretary


Dated: November 9, 2009

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