Form 10-K
period 2009-12-31
LEGEND INTERNATIONAL HOLDINGS INC
filed 2010-03-16
CIK 1132143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: December 31, 2009
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

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant’s common stock, (“Common Stock”) held by non-affiliates of the Company was US$115,089,366 as at June 30, 2009.

There were 226,333,392 outstanding shares of Common Stock as of March 15, 2010.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐	Yes	☐	No

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

PART I

Information Regarding Forward Looking Statements

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

Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make.  Risks, uncertainties and inaccurate assumptions could cause actual results to differ materially from historical results or those currently anticipated.  Consequently, no forward-looking statement can be guaranteed.  The potential risks and uncertainties that could affect forward looking statements include, but are not limited to:

▪	the risks of mineral exploration and development stage projects,
▪	political risks of development in foreign countries,
▪	risks associated with environmental and other regulatory matters,
▪	mining risks and competitors,
▪	the volatility of phosphate, diamond and other mineral prices,
▪	movements in foreign exchange rates,
▪	increased competition, governmental regulation,
▪	performance of information systems,
▪	ability of the Company to hire, train and retain qualified employees,
▪	the availability of sufficient, transportation, power and water resources, and
▪	our ability to enter into key project development and supply agreements and the performance of contract counterparties.

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

General

The terms “Legend,” “Company,” “we,” “our,” and “us” refer to Legend International Holdings, Inc. unless the context suggests otherwise.

We are an exploration stage mining company.  Our objective is to exploit our interest in certain mining tenements which are in Queensland and the Northern Territory of Australia.  Our principal exploration target is for phosphate, base metals and diamonds and we are seeking to determine whether they are present in commercially economic quantities on our tenements to develop an operating mine.

Currency

We use the Australian dollar as our reporting currency, since we are headquartered in Australia and our administrative expenses are incurred in Australian dollars. References to dollars are to Australian dollars (A$) unless otherwise indicated as being United States dollars (US$). For the convenience of the reader, the Australian Dollar figures for the year ended December 31, 2009 have been translated into United States Dollars (“US$”) using the rate of exchange at December 31, 2009 of A$1.00=US$0.8931.

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

In November 2007, Legend acquired a number of phosphate exploration interests in the State of Queensland in Australia.

In August 2009, Legend acquired a controlling interest in North Australian Diamonds Limited (“NADL”), an Australian company with diamond interests in the Northern Territory of Australia.

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

2009 Highlights

➢	Granting of Exploration Permits for Legend’s flagship phosphate projects at Paradise North and South.

➢	High grade mineralization defined at both Paradise North and D-Tree phosphate projects.

➢	Successful development of phosphate flotation beneficiation flow sheet through bench scale testwork.

➢	Successful operation of a continuous 4 week pilot plant operation for phosphate flotation beneficiation on bulk samples from Paradise and D-Tree deposits.

➢	Phosphate rock proven to acidulate to phosphoric acid successfully and make a world class fertiliser product such as DAP, MAP, SSP or TSP etc.

➢
Strong government support with the granting of industrial zoned land in Mt Isa for the building of a phosphoric acid plant. The land has power, water, relevant permits and is situated on the rail line.

➢	Memorandum of Understanding signed with P&O Trans Australia for haulage and handling services associated with Legend’s Georgina Basin Phosphate project.

➢	The Indian Farmers Fertiliser Cooperative (‘IFFCO’), India’s single largest phosphate fertilizer consumer, increases its equity stake in Legend to 15.2%.

➢
Legend forms a strategic alliance with Wengfu (Group) Co. Ltd, one of China’s largest phosphate fertilizer producers, whereby Wengfu will conduct a feasibility study on all aspects of the project with a view to becoming an equity partner with Legend.

Project Strategy

Legend is primarily focused on developing its significant phosphate deposits in the Georgina Basin of Queensland, Australia (See Figure A) to become a major Australian phosphate rock and phosphate fertilizer producer. These deposits are in the advanced stages of development with non reserve mineralized material having already been defined and feasibility studies currently underway. These studies have made significant progress in determining the mining, metallurgical, economic, marketing, legal, environmental, social and governmental factors which will modify the non reserve mineralized material estimates into future estimates of potential Mineral Reserves. These modifiying factors will inform the Company as to which parts of the currently defined non reserve mineralized material will be able to be legally and economically extracted in the future. Currently the Company has no Mineral Reserves as defined by the U.S SEC Industry Guide 7 however the Company’s Phosphate Development Team is working towards this goal. Important strategic alliances have been made with the Indian Farmers Fertiliser Cooperative (IFFCO) and Wengfu (Group) Co. Ltd (Wengfu) to achieve this goal.

IFFCO is the single largest consumer of phosphate fertilizers in India and have agreed, subject to the negotiation and execution of a definitive off-take agreement, to offtake up to 5 million tonnes of phosphate rock per year from Legend’s future production. IFFCO and Legend have extended the date of executing a definitive rock off-take agreement by a further 2 years to mid 2012. Wengfu is one of China’s largest phosphate fertilizer producers and have significant expertise in developing phosphate deposits and maximizing value through the development of many downstream products. Wengfu currently market their products to over 20 countries worldwide. Wengfu have agreed to conduct a feasibility study on the mining, beneficiation, phosphoric acid and phosphate fertilizer production from Legend’s phosphate deposits with a view to becoming an equity partner in Legends Phosphate Project.

Legend, in accordance with its initial strategy of exploration for various mineral commodities across northern Australia (with a focus on diamond exploration) also controls and maintains landholdings in the Northern Territory of Australia (See Figure A). These interests are managed by Legend through a separate Exploration Team not involved with the Phosphate Project.

During the economic downturn of 2008, Legend also decided that part of the Company strategy should be to invest into undervalued mining projects should opportunities arise. This investment would not detract from Legends primary goal of developing the Phosphate Project and had the aim of diversifying interests to dilute the effect of identified potential project risks.  This was seen as necessary by the Company due to the obviously volatile and unpredictable nature of the commodity markets at the time. Some of these investments include taking a major stake in North Australian Diamonds Ltd (NADL) which controls the Merlin Diamond Mine and includes NADL’s 25% interest (increased to 28% since December 31, 2009) in Top End Uranium Ltd in the Northern Territory, Australia and an investment in Northern Capital Resources Corporation which controls gold and zinc assets in Nova Scotia, Canada. These are outlined in further detail below.

Legend Georgina Basin Phosphate Project

Legend’s initial plan was to develop the phosphate deposits with a staged approach. All of these stages, as described below, have been progressed during the year. Legend formed a strategic alliance with Wengfu in November 2009 and based on initial recommendations from the work they have conducted so far, the Company will be issuing a revised project timeline and strategy upon completion of the feasibility study in the second quarter of fiscal 2010 which is being conducted by Wengfu. The revised strategy and timeline may involve a different combination or prioritization of the various stages currently being developed.

Stage 1

Stage 1 aims to begin phosphate production operations with the mining of known high grade material at Paradise North and D-Tree North deposits which require little or no beneficiation (i.e., mineral processing). This material is referred to as ‘direct shipping ore’ (DSO). Based on recommendations by Wengfu, final development of this stage is awaiting results from the feasibility study which is due for completion in the second quarter of fiscal 2010 whereby a revised project timeline will be issued.

The rock mined will be suitable for use in the manufacture of phosphoric acid to make Diammonium Phosphate (DAP) and/or Monammonium Phosphate (MAP) at phosphoric acid plants such as the Paradeep Plant owned by IFFCO in India, or a Phosphoric Acid plant to be developed by the company in Mt Isa, or Single Super Phosphate (SSP) manufacture for local markets within Australia and New Zealand.

Legend has also discovered that DSO phosphate rock from both its Paradise deposit and D-Tree deposit is highly soluble in citric acid making it a quality product as direct application rock or Reactive Phosphate Rock (“RPR”) as it is known in the industry. This type of rock has a large market in South East Asia for palm oil plantations and in New Zealand for sheep pasture.

The production rate will ultimately depend on market requirements and future definition of Mineral Reserves from the currently defined non-reserve mineralized material which can meet each product specification. Current knowledge however indicates that a target rate of between 500 ktpa (500,000 metric tonnes per annum) to 1Mtpa (1 million metric tonnes per annum) could be achievable. The price Legend receives for the phosphate rock will ultimately determine any production. Given recent low international prices Legend has also investigated an alternate strategy beginning with value addition products such as phosphoric acid. This alternate strategy is attractive given the suitability of the rock for phosphoric acid manufacture and potential supplies of sulfuric acid in the future. The fact that Legend owns the raw phosphate rock material means value addition to phosphoric acid would achieve greater profit margins and make the project less susceptible to the volatility of the phosphate rock market.

Stage 2

The second stage of the project involves beneficiation of phosphate rock, through flotation, at the Paradise South deposit and secondly the D-Tree deposits to achieve production of large volumes of high grade phosphate rock concentrate. Although named Stage 2 it is being concurrently developed with Stage 1.

The rock concentrate will be world market quality greater than 33% P2O5 suitable for phosphoric acid manufacture in phosphoric acid plants all over the world. Depending on market conditions initial intentions are to deliver up to 4 Mtpa of concentrate to IFFCO’s Paradeep Fertiliser Plant on the east coast of India with an additional 1Mtpa to be marketed by IFFCO on the spot market. There is also potential for part of this rock concentrate production to be consumed in a Phosphoric Acid plant located in Mt Isa, to be developed by the company and/or expansion of the beneficiation plant to meet market requirements.

Initially, target production is for approximately 1Mtpa, and ramping up to 5Mtpa of concentrate beginning in 2012 although a revised project timeline will be reissued upon completion of the feasibility study in the second quarter of fiscal 2010.

Stage 3

Stage 3 will develop value added phosphate fertiliser and phosphate speciality chemical products in the Mt Isa region. This stage may be prioritized depending on the international market price for phosphate rock and Legend’s view on the longer term Phosphate price that may be achieved. The fact that higher margins can be achieved with less material to be transported on the rail line makes this an attractive option. Construction of a phosphoric acid plant in Mt Isa will be required for this stage in conjunction with an increase in capacity of beneficiated rock product of approximately 1.4Mtpa (provided all 5mtpa from stage 2 is being consumed). After the phosphoric acid stream is online, the acid can be marketed and production of various fertiliser and specialty phosphate products can also be investigated. Depending on the composition of the acid that is produced, a variety of products may be produced, ranging from fertilisers, food grade and technical grade acids.

The project can be described as a manufacturing and export enterprise to produce and ship 0.40 million tonnes per annum (Mtpa) of phosphoric acid.

The following material inputs will be required:-

●	1.2Mtpa sulphuric acid (H2S04); and,
●	1.4Mtpa rock phosphate (P2O5).

It is expected that the sulphuric acid requirement can be met through local procurement with import to make up any shortfall. Rock phosphate will be sourced from Legend’s existing Paradise Tenements located a maximum of 160 kilometres (by road) from Mount Isa.

Legend’s Land Holdings and Projects

The Legend landholdings, prospective for phosphate, diamonds and base metals cover 517,000 acres in Queensland, Australia and 4.2 million acres in the Northern Territory, Australia. In Queensland, Legend’s holdings are historical phosphate deposits located in the Mt. Isa district, along the margin of the Georgina Basin which is host to major base metal and phosphate deposits.

Legend’s mining and exploration tenements are divided into the following project areas (See Figure A below):

●	Phosphate Projects:

▪	Paradise Phosphate Project, Queensland

▪	D-Tree Phosphate Project, Queensland

▪	King Eagle Phosphate Project, Queensland

●	Diamond and Phosphate Projects:

▪	Barr Creek Project, Queensland

●	Diamond Projects:

▪	Glyde River, Northern Territory.

▪	Foelsche, Northern Territory

▪	Abner Range, Northern Territory.

▪	Cox, Northern Territory.

▪	Gravity Project, Northern Territory

●	Diamonds and Base Metals

▪	McArthur River, Northern Territory

▪	Selby Project, Northern Territory

The mining and exploration tenements of North Australian Diamonds are discussed separately below.

130°0'0"E
135°0'0"E
140°0'0"E
15°0'0"S
20°0'0"S
Legend
Population centres
Unpaved roads
Paved roads
Legend projects
Mine sites
TOWNSVILLE
BRISBANE
PERTH
KALGOORLIE
BROKEN HILL
SYDNEY
ADELAIDE
CANBERRA
BALLARAT
MELBOURNE
HOBART
DARWIN
Jabiluka Mine
Ranger Mine
MATARANKA
BING BONG
Cox Project
BORROLOOLA
DALY WATERS
McArthur Mine
McArthur Project
Merlin Mine
Foelsche Project
Abner Project
Selby
Gravity Project
Redbank Mine
King Eagle
Highland Plains Project
Century Mine
Barr Creek Project
C-Tree Project
Paradise Project
TENNANT CREEK
TANAMI
Tanami Mine
Granites Mine
King Eagle
Lily and Sherrin Creek Project
CAMOOWEAL
King Eagle
Quita Creek Project
N
GDA94
0
100
200
Kilometres
LEGEND
Legend Projects
Date: 26/11/09
Author: BW
Figure:
Filepath: M:\Documents\AW\Geology\Maps\Project_Maps\Nov09\Legend\Legend Projects.mxd

Figure A: Projects in Northern Territory and Queensland, Australia

Queensland Projects

Tenement Status, Details & Commitments (Projected) Queensland, Australia

Lease	Lease Status	Project	Grant Date	Expiry Date	Area (acres)	Anni. Date (2010)	Legend Interest	GST Inclusive
								Rent $ (2010)	Commit. $ (2010)
EPM14753	Granted	D-Tree	21/04/2008	20/04/2013	15,120	20/04/2010	100%	$2,780.40	$50,000.00

EPM14905	Granted	King Eagle	12/12/2006	11/12/2011	66,240	10/12/2010	0%*	$12,180.80	$100,000.00

EPM14906	Granted	King Eagle	24/08/2007	23/08/2012	72,000	22/08/2010	0%*	$13,240.00	$100,000.00

EPM14912	Granted	King Eagle	30/01/2007	29/01/2012	72,000	28/01/2010	0%*	$13,240.00	$100,000.00

EPM15014	Granted	Barr Creek	21/08/2006	20/08/2011	60,480	19/08/2010	100%	$11,121.60	$20,000.00

EPM15015	Granted	Barr Creek	21/08/2006	20/08/2011	53,280	19/08/2010	100%	$9,797.60	$20,000.00

EPM15763	Granted	D-Tree	26/06/2008	25/06/2013	56,880	25/06/2010	100%	$10,459.60	$40,000.00

EPM16942	Granted	Paradise	28/08/2009	27/08/2014	12,960	27/08/2010	100%	$2,383.20	$75,000.00

EPM17330	Granted	Paradise	23/07/2009	22/07/2014	2,880	22/07/2010	100%	$529.60	$180,000.00

EPM17333	Granted	D-Tree	29/09/2009	28/09/2014	27,360	28/09/2010	100%	$5,031.20	$50,000.00

EPM17437	Application 3/03/2008	D-Tree			1,440		100%

EPM17441	Granted	Paradise	6/10/2009	5/10/2014	12,960	5/10/2010	100%	$2,383.20	$60,000.00

EPM17443	Application 3/03/2008	D-Tree			2,880		100%

EPM17446	Granted	D-Tree	29/09/2009	28/09/2014	5,040	28/09/2010	100%	$926.80	$50,000.00

EPM17447	Application 3/03/2008	Paradise			6,480		100%

EPM17930	Application 17/11/2008	Barr Creek			5,040		100%

EPM18209	Application 27/07/2009	Barr Creek			43,920		100%

ML90190	Application 9/04/2009	D-Tree North DSO			104		100%

ML90191	Application 6/08/2009	Paradise North DSO			484		100%

ML90197	Application 23/11/2009	Paradise South			5,622		100%
* earning 80% interest
Table A: Tenement summary for Queensland Tenements

Metallurgy

During 2009, Legend has carried out four stages of bench scale beneficiation test work culminating in a pilot plant study using samples of D-Tree, Paradise North and Paradise South mineralized material. Phosphoric acid testing was also completed on selected samples.

Bench Scale Flotation Test Work

The major aims of the bench scale test program were to develop a beneficiation flow sheet that would recover the most phosphate at the highest grade, without discarding any Ultrafine (-20µm) material.  The main findings included:

●	Both D-Tree and Paradise South ores could be successfully beneficiated,
●	Encouraging flotation of Ultrafine phosphate in a specialized flotation cell.
●	Potential for >80% total P2O5 recoveries at 31-33% P2O5 grade without discarding any -20µm particles.
●
A process flow sheet using a split sized flotation circuit of -150+20µm in conventional flotation cells and -20µm in specialized flotation cells would be successful in recovering >80% P2O5 at about 33% P2O5 concentrate grade.

●	Only a single rod mill would be required, grinding to a P80 of 150µm.
●	A WHIMS unit would not be required to obtain the required Fe2O3 rejection from the concentrates.

Pilot Plant Flotation Test Work

In August 2009, Legend had sufficient information and confidence in the deposit to design and implement a pilot plant for the beneficiation process. This was carried out through October and November 2009 on larger ore samples, representative of two Paradise South samples and one sample each from Paradise North and D-Tree.

Highlights include:

●	Confirmation of simple processing circuit with no crushing of ROM ore needed.
●
Paradise South concentrate grades up to 34.4% P2O5 were achieved from feed grades between 17% and 20% P2O5.  The best result of 92% P2O5 recovery at 31.6% P2O5 grade was achieved from a single flotation cell, indicating fast flotation kinetics.

●	A low grade Paradise South sample at 14.3% P2O5 upgraded to a 31.7% P2O5 concentrate with 75% P2O5 recovery.
●	D-Tree concentrate grades up to 35% P2O5 were achieved from feed grades between 16% and 18% P2O5. The best recovery of 87% P2O5 was obtained to a concentrate grade of 30.1% P2O5.
●
Most results were achieved without a cleaner flotation stage.  This indicates that there is still some potential to obtain higher P2O5 concentrate grades with lower impurities by including cleaning in the flotation circuit.

During the operation of the pilot plant it was found that the two flotation circuits that were initially set up to treat the coarse and ultrafine material separately could be simplified to one flotation circuit capable of treating the entire range of particle sizes, without any particle classification. This development together with the elimination of the crushing circuit has potential to save on capital and operating costs, water and power usage.

Phosphoric Acid Manufacture

During 2009 Legend supplied a total of five rock samples to CTI laboratories in Belle Chasse USA for the bench scale evaluation of phosphoric acid manufacture.  Apart from the one sample from Paradise South, all samples were ‘as mined’ material (DSO) with no flotation beneficiation having taken place. The Paradise South sample was remnant flotation concentrate from an old stockpile from the 1974 pilot plant situated at Lady Annie. One Paradise North sample did have simple washing and screening at 20 microns.

The conclusions of the phosphoric acid manufacture conducted in Belle Chase, U.S.A were as follows:

●	The Paradise North DSO, Paradise North (washed) and Paradise South concentrate rock produced phosphoric acid equal in quality to Florida base rock.
●	The Paradise North DSO and the Paradise South rock gave the highest phosphate recovery compared to the Base rock and the Paradise South rock.
●	The Paradise North (washed) rock produced phosphogypsum slurries which filtered around 30% slower than the Florida Base rock.
●	Paradise North DSO rock produced phosphogypsum slurries which filtered significantly slower than Base rock slurries.
●
While the Australian rocks contained high levels of SiO2 much of this is in the form of insoluble quartz. The low levels of reactive SiO2 show the need to add reactive silica (for example clay) to handle the fluorine in the rock.

●	The lower CaO/P2O5 ratios in the Australian rocks suggest that around 10 – 15 % less sulphuric acid is required to digest the phosphate in these rocks compared to the Florida Base rock.
●	The basis for designing a continuous pilot plant run based on Wet Screened and Paradise South rock have been successfully demonstrated.
●	The acid produced had minor element ratio’s which would make a world quality Di Ammonium Phosphate (DAP) and therefore other phosphate fertilizer products.

Transport

During 2009 Legend signed a Memorandum of Understanding with P&O Trans Australia (POTA) for haulage and handling services associated with Legend’s Georgina Basin Phosphate project. POTA’s services are to include:-

1.	Road cartage from D-Tree and Paradise North tenements, both located approximately 160 kilometres from the deposit to the rail head in Mount Isa;

2.	Rail haulage from Mount Isa to Port of Townsville, approximately 1,000 kilometres; and,

3.	Various storage and material handling tasks.

P&O Trans Australia is a business of POTA Holdings Pty Ltd which is the joint venture company of Kaplan (KIL: Kaplan Infrastructure & Logistics Fund & KEL: Kaplan Equity Limited) and DP World (Government Owned Corporation in Dubai).  P&O operates a Port precinct based Full and Empty container logistics business working from a total of 16 sites located in the State capital Cities of mainland Australia, a Multi-User Intermodal Terminals business with 6 sites in capital city locations along the Eastern Seaboard of Australia, a Rail Freight business operating Shipping Services between regional, metropolitan and interstate origins and the Ports of Sydney and Melbourne and a Global Freight Forwarding company with a network of offices in Australia and around the World.

The Queensland Government also announced in December 2009 that it will commit AUD$102 million to upgrades to the Mt Isa to Townsville rail line over the next two years. These upgrades will be aimed at increasing efficiency and capacity for future demand. This announcement is consistent with Legends own discussions with the Queensland government and in particular the Premier of Queensland who has given the Legend Phosphate project her full support.

Legend also engaged Pipeline Systems International (PSI) to undertaken a conceptual study for assessment of a slurry pipeline to transport the beneficiated phosphate ore from the mine site to existing rail facilities.  The option would involve a dewatering facility at the rail terminal and return water pipelines to the beneficiation plant following the route of the slurry pipeline. The dewatered phosphate ore concentrate would be loaded into rail wagons and make their way via rail to the Port of Townsville for storage and loading to ship.

Water supply

Three water supply options are under consideration for this project.

1.	Lake Julius option

Legend engaged SunWater to undertake a pre-feasibility study to assess the option of directing up to 10GL of unallocated water from Lake Julius to the proposed mine and beneficiation plant. Lake Julius is located approximately 85 kilometres east southeast of the proposed mine and beneficiation plant. The findings of this study will be compared against the other options presented below but initial findings are that the water supply is available to Legend and it is technically feasible to bring this water to the proposed site.

2.	Thorntonia Borefield option

Legend has commenced commercial negotiations in regard to the lease of an existing borefield water permit.   The borefield water will need to be pumped approximately 45 kilometres to the beneficiation plant via an above ground pipeline.

3.	New Dam option

The option of constructing a dam to supply water to the project is currently being assessed. Based on these findings and other commercial assessments, a decision will be made as to whether to proceed further with this option.

Power supply

Generation
Legend has commenced commercial negotiations with local power generators in regards to the supply of power for the proposed beneficiation plant with a load factor of 80% for a 24 hr-7 day a week operation.

Power distribution option
Legend has made a connection enquiry and application to Ergon Energy for distribution of power via the Century Zinc 220 kV transmission line.  The delivery of power 25 kilometres from Ergon’s Century Zinc high voltage lines to the proposed beneficiation plant will be via spare capacity in existing transmission lines or duplication of these assets.

Environment

Legend is currently engaged in environmental approvals of three separate Mine Lease Applications; D-Tree North, Paradise North and Paradise South.  Both D-Tree North and Paradise North are to be licensed following agreement of separate Environmental Management Plans.  Paradise South is to be licensed following the completion of an Environmental Impact Statement (EIS) which commenced in November 2009.  All three Mining Leases have had ecological survey work and cultural heritage clearances completed in 2009 with no impediments to granting of the leases encountered.

Geology

Geological History of the Georgina Basin of Queensland.

The majority of Australia’s sedimentary phosphorite reserves lie within early Middle Cambrian successions of the Georgina Basin in northwest Queensland and northeast Northern Territory.  Some eighteen named, discrete phosphorite deposits occur within the lower Middle Cambrian Beetle Creek Formation, or its stratigraphic equivalent the Border Waterhole Formation, that are basal in the stratigraphy of the Georgina Basin.

In common with many other phosphatic successions, the Georgina Basin phosphorites are associated with carbonates, cherts and organic-rich shales.  Phosphorite lithologies are dominantly represented by apatitic peloids and bioclasts within a carbonate matrix or early diagenetic siliceous matrix, with thin interbeds of phosphatic mudstone, commonly referred to as collophane mudstone.

The Paradise South, Paradise North, & D-Tree phosphate deposits lie within the Beetle Creek Formation and its lateral facies equivalents (Howard, 1986).  The Cambrian stratigraphy typically associated with the phosphorite deposits is comprised of a sequence of overlying laminated siltstones and shales of the Inca Formation that conformably overlie the Beetle Creek Formation and Thorntonia Limestone. The Thorntonia Limestone is a dolomitic limestone with increasing chert bands towards the top. It is the lateral facies equivalent to the Beetle Creek Formation, with which it intertongues. The Beetle Creek Formation hosts the phosphate deposits, comprised predominately of interbedded coarse to fine grained phosphorites, siltstone, claystone, chert and some discrete carbonate lenses. Locally, karst-like surfaces in the Thorntonia Limestone are filled with chalky high-grade phosphorite that appear to replace the underlying limestone. The Beetle Creek Formation and Thorntonia Limestone units conformably and gradationally overlie the Mt Hendry Formation which is a discontinuous conglomerate and sandstone (Cook & Elgueta, 1986).

The Cambrian sediments may be covered by up to 71 metres of Mesozoic claystone and sandstone in parts of the basin as well as Cainozoic alluvium and elluvium.

All of the phosphorite deposits are thought to have formed under coastal, shallow marine conditions, and consist of three recognised phosphorite ore-types: pelletal, microsphorite and replacement phosphorite (Rogers and Keevers, 1976).  Coarse to medium grained skeletal-ovulitic grainstone and packstone pelletal phosphorites are thought to have formed through reworking, transport and accumulation of phosphatic grains.  Microsphorite is thought to have formed from the suspension of very fine grained detrital material and/or precipitation of apatite from the water column in very shallow supratidal areas (Cook & Elgueta, 1986).  The replacement phosphorite is thought to have formed through post-depositional phosphate replacement of carbonate (Rogers and Keevers, 1976).

Exploration History and Forward Work Program

The Paradise South, Paradise North, & D-Tree phosphate deposits are located approximately 130km north west of Mt Isa in the Georgina Basin. To date, significant exploration has been completed on all deposits, although much of this exploration was conducted in the late 1960’s early 1970’s. Partial revalidation drilling conducted by Legend since September 2008 has allowed new non-reserve mineralized material estimations to be completed for part of the D-Tree deposit and part of the Paradise North deposit only. Although these new estimations have been conducted by industry experts and meet the relevant guidelines for Australian reporting (The Joint Ore Reserve Committee 2004 Guidelines) they do not currently meet the U.S SEC Industry Guides for issuers engaged or to be engaged in significant mining operations and cannot, as yet, be classified as proven or probable reserves. Below is a table (Table B) that outlines the new estimation in comparison with historical figures as published in freely available documentation1:

		Historic Estimates		Current Estimates
Deposit	Classification	Estimated million tonnes	% P2O5	Estimated million tonnes	% P2O5	% Historic Covered
Paradise South	*Non-reserve mineralized material1	293	16.6	New estimate pending future drilling results
Paradise North	*Non-reserve mineralized material1	193	17.6	15	23.9	less than 5%
D-Tree	*Non-reserve mineralized material1	339	16.0	305	15.0	Approx 90%
Lily Creek	*Non-reserve mineralized material1	191	14.9	New estimate pending future drilling results
Quita Creek	*Non-reserve mineralized material1	54	17.3	New estimate pending future drilling results
Sherrin Creek	*Non-reserve mineralized material1	175	16.5	New estimate pending future drilling results
Highland Plains	*Non-reserve mineralized material1	84	13.4	New estimate pending future drilling results
Total	*Non-reserve mineralized material1	1,329	16.2

* Such non-reserve mineralized material would not qualify as a reserve until a comprehensive evaluation based upon unit cost, grade, recoveries and other material factors concludes being both legal and economic feasibility

1 Source of Information
Historically published  in Queensland Minerals Mines & Projects, 4th Edition. From:1 1990 Freeman, M.J., Shergold, J.H., Morris, D.G., & Walter, M.R. Late Proterozoic And Palaeozoic Basins of Central and Northern Australia- Regional Geology And Mineralization. 2.1996 Draper, J.J Phosphate- Queensland Mineral Commodity Report, Queensland Government Mining Journal, 97 (1131) 14-25.

Table B: Historic and current estimations of non-reserve mineralization for the Phosphate deposits controlled by Legend.

Past feasibility studies by BH South Ltd (Rogers J.K, 1988) occurred in 1974 on a phosphate rock beneficiation plant and slurry pipeline to the Queensland coast. Beneficiation test shafts and mining scale trenches were dug. A pilot plant built in 1973 produced 34% P205 concentrate at Paradise South from 17% P205 rock (Cook, P.J. 1989). Feasibility was concluded at that time for a proposed phosphate rock concentrate production rate of 4-5 million tonnes per year (Cook, P.J. 1989).

During 2009 drilling was conducted on the D-Tree, Paradise North and Paradise South deposits. Results are pending for Paradise South and a new non reserve mineralized material estimate for Paradise North has been reported March 16, 2010 and is included in the table above. The mineralized material model for D-Tree was completed during the year and is reported above. While these mineralized material models are used to compare to the historic estimations, the total historic mineralized material is yet to be fully drilled.

Metallurgical sampling was also conducted during the year. Metallurgical work completed included both bench scale plants up to pilot plant scale operations. Samples were collected from D-Tree, Paradise North and Paradise South for this work. Metallurgical testwork continues on diamond drill core and these results will be used to inform the mineralized material model for each deposit.

Current Work

A drilling program at the D-Tree deposit commenced in September 2008 with up to 3 drill rigs utilized on the drill program. Drilling was completed during 2009, particularly on the D-Tree North prospect.

During 2009, Legend purchased the Barr Creek project from Elkedra Diamonds N.L and Uramet Minerals Ltd. Barr Creek is located to the east of the current Paradise North deposit. It was decided after a review of historic phosphate drilling in this area to drill a small program of reverse circulation (“RC”) holes to target potential high grade material. During the year the diamond exploration crew also took several Heavy Mineral Analysis (“HMA”) samples from the project.

In July 2009, EPM17330 (Paradise North) was granted with drilling commencing soon after that. The aim of the drilling at Paradise North was to target further high grade material to be used as potential direct shipping ore, using the historical drill data to target the drilling.

In September 2009, drilling commenced at Paradise South with the intention to target mineralized material suitable for beneficiation. The target was to delineate approximately 40 million tonnes of suitable mineralized material for processing.

Table C below outlines the total amount of drilling that has been completed at each of the deposits since September 2008.

Deposit	Drill Type	No. of Holes	Metres
Barr Creek	RC	25	780
D-Tree	RC	655	19,633
D-Tree	Sonic	11	296.0
D-Tree	Diamond	41	1,132.8
Paradise North	RC	386	9,103
Paradise North	Diamond	31	759.3
Paradise South	RC	135	4,759
Paradise South	Diamond	18	658.4
Lily Creek	RC	10	384
Total	RC	1,211	34,659
Total	Sonic	11	296.0
Total	Diamond	90	2,551

Table C: Drill statistics completed by December 31 2009.

Paradise North

Tenement EPM17330 was granted in July 2009, with drilling commencing in early August 2009 with the aim of delineating high grade DSO material. The drilling program was completed in November 2009, with all assays returned by December 2009. High grade material was successfully delineated as reported on the 24th September 2009. An estimate of the tonnes and grade of this high grade core mineralization has been reported March 16, 2010 and is included in Table B above.

Paradise South

The Paradise South exploration licence was granted in late August 2009 and drilling commenced on this deposit in November 2009.

Drilling was completed in December 2009 with a total of 18 diamond drill holes for 658 metres and 135 RC for 4,759 metres of drilling. The combination of RC and diamond drilling results will be used to produce a mineralized material and reserve estimation on beneficiated product. The aim is to delineate an initial 40 million tonnes of phosphate rock in the first phase, with larger tonnages to be defined in subsequent drilling phases.

D-Tree

D-Tree was the first north-west Queensland phosphate deposit drilled by Legend, with drilling commencing in September 2008. There were several drill patterns designed and drilled finishing in mid. In 2009 Legend became manager of the D-Tree West Tenement, located to the west and north-west of the D-Tree Tenement, which gave Legend access to extra historic mineralized material at D-Tree West.

In total, 655 RC holes for 19,633 metres were drilled including 41 Diamond holes for 1,132.75 metres and 11 Sonic for 296 metres throughout the deposit. The mineralized material estimation was publically released in May 2009.

Highland Plains

No field work was conducted at Highland Plains during the year, due to the distance from Mt Isa it was decided that the Highland Plains deposit was a lower priority target. During the year further open file data was reviewed. It is planned that a small drill program be completed at Highland Plains in 2010 to test the suitability of the phosphate mineralization to the beneficiation process.

Work completed for 2009 also included a review of the aero-magnetic and radiometric survey completed at Highland Plains in 2008 as flown by Fugro. Grant Archer from Archer Geophysics completed the review with the data now available to assist with drill hole planning.

Lily Creek

A field reconnaissance trip was conducted to Lily Creek later in 2009 to assess the quality of the access tracks and past drilling. It was decided that little work was required to gain access for a small drill program around the higher grade zones at the Lily Creek deposit. A local contractor was employed and the field team prepared for drilling. As drilling continued at the Paradise Project until the beginning of the wet season no drill rigs were available to complete the small program planned for Lily Creek in 2009.

Archer Geophysics also completed a review of the geophysical data for Lily and Sherrin Creek and this information will be used to target drilling with the idea of identifying the phosphatic ore close to surface. The review will also be used to identify areas where the phosphate ore is close to surface for potential rock chip sampling.

In late 2009, a small team was sent to Lily Creek and completed the rehabilitation of all the drilling that was completed in 2008. All drill holes were cut below surface and all sample bags were removed.

Quita Creek

King Eagle Resources, the current Joint Venture partner, conducted a detailed field trip and sampling campaign to Quita Creek with emphasis on base metal and uranium exploration. After reviewing the results of this campaign, Legend performed reconnaissance and field sampling with focus on phosphate mineralization. Two sampling campaigns were completed during the year, the first trip collected around 35 samples (including 2 standards) and the second approximately 110 samples. All samples were submitted to a local commercial lab in Mt Isa for analysis. The rock chip results confirmed the presence of phosphate mineralization which will allow targeting for follow up drilling campaigns later in 2010.

Barr Creek

The Barr Creek projects (EPM’s 15014 and 15015) were purchased during 2009 as they contain both historic phosphate mineralized materials and potential diamond bearing kimberlites. During 2009, a small RC program for 25 holes (780 metres) was completed. Mineralized material was intersected in the drilling and will be included in future estimates of tones and grade.

Access

Access to the Queensland project areas is by commercial airline to Mount Isa, a mining district in Queensland. Mount Isa has substantial infrastructure, accommodation and other facilities.

From Mount Isa, it is approximately 100-150 kilometres by road via the Barkly Highway, Thorntonia Road and further access tracks to each deposit. The Paradise deposits are accessed using the McNamara haul road that services the Lady Annie Copper Mine operated by Cape Lambert.

Between April to November, in the dry season, four wheel drive vehicles can access the area via dirt roads and access tracks. During the wet season access can be limited due to creek and river crossings which can be affected by flooding during periods of heavy rain. These periods are usually limited in extent as the water quickly disperses.

Government Regulations, Declarations & Conditions

The Company’s exploration operations are subject to Federal and State laws and regulations governing the method of acquisition and ownership of mining rights, exploration, development, mining, production, taxes, labour standards, occupational health, mine safety, toxic substances and other matters.   Federal and State legislation also governs environmental management and native title issues.  We are committed to and, to our knowledge, are in compliance with all governmental legislation and regulations.

Under the stipulated government regulations and guidelines Legend has submitted three mining lease applications during the past year. The three applications are;

●	MLA90190 – D-Tree North
●	MLA90191 – Paradise North
●	MLA90197 – Paradise South

The Mining Lease applications are at various stages through the process to grant. The D-Tree North MLA was submitted first in April 2009 and it is expected this lease would be granted in the first quarter of 2010.

Mineralization

No known mineral reserves have been reported on our land in Queensland, apart from the recorded phosphate deposits.  Our proposed program will be developed with a view to verify existing data and prove the extent of mineralization. Currently, Legend is working towards using the recent drilling results to estimate tonnes and grade for the purpose of estimating reserves. These estimates will be used to inform any future estimates of probable or proven reserves in conjunction with the appropriate modifying factors.

Legend is working towards generating a reserve base at all deposits following the mineralized material drilling which was completed in December 2009.

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

(v)
On October 27, 2008, we entered into a Heads of agreement with Mt. Isa Metals Ltd. (“MET”) for the formation of a Joint Venture (“JV”) over each party’s respective interest in tenements overlying the D-Tree phosphate deposit. Under the JV, Legend contributed tenements EPM 14753, EPMA’s 17333, 17437, 17443 and 17446, and MET contributed tenement EPM 15763 (D-Tree West). Legend managed and held an 80% interest in the JV and MET held a 20% contributing interest in the JV. The JV has access to plant and infrastructure at Legend’s 100% owned proposed Lady Annie phosphate development, which lies 9 miles to the east of D-Tree. The Heads of Agreement was replaced by a formal JV agreement dated April 18, 2009. Effective September 30, 2009, MET exited the JV. Legend, as manager of the D-Tree JV, had invoiced MET A$1.739 million for MET’s 20% interest in the D-Tree project for the period September 1, 2008 to June 30, 2009. MET decided to dilute its interest rather than pay the invoices and in accordance with the JV agreement, MET’s interest has reduced to less than 5%, thus requiring MET to exit the JV. MET retains a royalty of A$0.50 per tonne from product from the D-Tree Joint Venture tenements.

(vi)
On December 24, 2008, we entered into a Sale and Purchase Agreement with Elkedra Diamonds Pty Ltd and Uramet Minerals Limited to purchase a 100% interest in EPM 15014, EPM 15015 and application for EPM 17930 for a consideration of A$900,000. The purchase by Legend was subject to a number of pre-conditions including the receipt by the vendors of any necessary consents and approvals required under the Mining Act and approval for the purchase under the Foreign Acquisition and Takeovers Act 1975 (Cth). These pre-conditions were satisfied in February 2009 and the purchase by Legend settled. As part of the purchase, all parties provided standard warranties for such a transaction to each other. The tenements covered by this purchase are located immediately north of the Queensland phosphate project and are prospective for phosphate and diamonds.

Northern Territory and Western Australian Mining and Exploration Interests

Legend’s mining and exploration interests in the Northern Territory and Western Australia are through its 47.83% interest in North Australian Diamonds Limited (“NADL”); NADL’s 25% (increased to 28% since December 31, 2009) interest in Top End Uranium Ltd (“TEU”); and its direct holdings in exploration interests in its own right.

The mining and exploration interests cover the following minerals:

i.	Legend exploration interests cover diamonds and base metals;

ii.	NADL mining and exploration interests cover diamond mining operations at the Merlin Diamond Mine and diamond exploration on Tenements in the Northern Territory and Western Australia; and

iii.	TEU exploration interests cover uranium exploration in the Northern Territory and Western Australia.

Legend intends to spin out to a new company the diamond, gold and base metal interests of Legend of which Legend shareholders will receive shares of common stock on a pro rata basis to the shares they hold in Legend. Following the spin out, Legend will be a 100% pure phosphate company.

The entire exploration interests of Legend are highly prospective for diamonds, base metals and uranium. Legend’s exploration team is currently focused on discovering further diamond deposits in the Northern Territory, Australia. Numerous diamond indicator mineral, microdiamond occurrences and other anomalies are being followed up across all projects.

Legend Tenement Status, Details & Commitments (Projected) Northern Territory, Australia

Lease	Lease Status	Project	Grant Date	Expiry Date	Area (Acres)	Anni. Date (2009)	GST Inclusive
							Rent $ (2009)	Commit. $ (2009)
EL22244	Granted	Foelsche	7/03/2003	6/03/2011	44,558	6/03/2010	Nil*	$28,200
EL22245	Granted	Foelsche	7/03/2003	6/03/2011	102,643	6/03/2010	Nil*	$60,200
EL22251	Granted	Selby	24/04/2003	23/04/2011	277,692	23/04/2010	Nil*	$133,800
EL22297	Granted	Cox	5/08/2003	4/08/2011	29,440	4/08/2010	Nil*	$30,300
EL22299	Application 09/12/1999	Cox			310,315
EL22307	Granted	Abner	6/08/2002	5/08/2010	46,149	5/08/2010	$20,416	$50,000
EL23117	Granted	Abner	3/03/2003	2/03/2011	3,978	2/03/2010	Nil*	$25,000
EL23118	Granted	Abner	3/03/2003	2/03/2011	25,462	2/03/2010	Nil*	$40,000
EL23119	Granted	Foelsche	3/03/2003	2/03/2011	11,935	2/03/2010	Nil*	$30,000
EL23121	Granted	Glyde	3/03/2003	2/03/2011	14,322	2/03/2010	Nil*	$100,000
EL23162	Application 09/05/2001	Cox			97,869
EL23510	Granted	Foelsche	3/03/2003	2/03/2011	2,387	2/03/2010	Nil*	$40,000
EL23511	Granted	Glyde	3/03/2003	2/03/2011	11,140	2/03/2010	Nil*	$100,000
EL23512	Granted	McArthur	3/03/2003	2/03/2011	17,505	2/03/2010	Nil*	$27,000
EL23513	Granted	Abner	3/03/2003	2/03/2011	54,902	2/03/2010	Nil*	$33,000
EL23514	Granted	Abner	3/03/2003	2/03/2011	7,161	2/03/2010	Nil*	$30,000
EL23515	Granted	McArthur	4/07/2003	3/07/2011	58,880	3/07/2010	Nil*	$138,600
EL23771	Granted	Cox	19/08/2003	18/08/2011	1,591	18/08/2010	Nil*	$20,000
EL23772	Granted	Cox	19/08/2003	18/08/2011	1,591	18/08/2010	Nil*	$20,000
EL23931	Granted	Abner	3/02/2004	2/02/2010	1,591	2/02/2010	$704	$20,000
EL23970	Application 08/08/2003	Abner			63,654
EL23993	Granted	Abner	6/05/2004	5/05/2010	42,967	5/05/2010	$19,008	$25,000
EL24203	Application 08/07/2004	Abner			303,154
EL24285	Granted	Abner	24/01/2005	23/01/2011	62,859	23/01/2010	$13,904	$30,000
EL24286	Granted	Abner	24/01/2005	23/01/2011	85,933	23/01/2010	$19,008	$30,000
EL24732	Application 23/05/2005				7,161
EL24762	Application 08/06/2005	Abner			44,558
EL24816	Application 07/07/2005	Abner			15,914

Lease	Lease Status	Project	Grant Date	Expiry Date	Area (Acres)	Anni. Date (2009)	GST Inclusive
							Rent $ (2009)	Commit. $ (2009)
EL24938	Application 14/09/2005	Abner			85,138
EL25486	Application 18/07/2006	Cox			259,391
EL25491	Granted	Foelsche	12/03/2007	11/03/2013	6,365	11/03/2010	$352	$30,000
EL25612	Application 20/09/2006	Cox			231,543
EL25613	Application 20/09/2006	Cox			201,307
EL25614	Application 20/09/2006	Cox			248,252
EL25615	Application 20/09/2006	Cox			78,772
EL25616	Granted	McArthur	23/08/2007	22/08/2013	7,957	22/08/2010	$440	$20,000
EL25629	Application 25/09/2006	Cox			41,375
EL25859	Granted		20/09/2007	19/09/2013	225,973	19/09/2010	$12,496	$50,000
EL26404	Granted	Abner	23/05/2008	22/05/2014	70,815	22/05/2010	$1,958	$50,000
EL26406	Granted	McArthur	18/06/2008	17/06/2014	19,892	17/06/2010	$550	$80,000
EL26495	Granted	Glyde	18/07/2008	17/07/2014	4,774	17/07/2010	$132	$20,000
EL26507	Granted	McArthur	18/07/2008	17/07/2014	17,505	17/07/2010	$484	$14,000
EL26509	Granted	Foelsche	18/07/2008	17/07/2014	6,365	17/07/2010	$176	$14,000
EL26514	Granted	Cox	18/07/2008	17/07/2014	12,731	17/07/2010	$352	$14,000
EL26515	Granted	Cox	18/07/2008	17/07/2014	8,752	17/07/2010	$242	$14,000
EL26528	Granted	McArthur	18/07/2008	17/07/2014	77,977	17/07/2010	$2,156	$30,000
EL27340	Granted	Abner	25/11/2009	24/11/2015	3,183	24/11/2010	$88	$20,570
EL27341	Application 05/05/2009				127,309
EL27342	Granted	Abner	25/11/2009	24/11/2015	11,935	24/11/2010	$330	$30,270
EL27770	Application 10/11/2009	Foelsche			23,500
EL27771	Application 10/11/2009	Foelsche			51,052
EL27772	Application 10/11/2009	Foelsche			43,767
EL27911	Application 21/01/2010	Abner			796
EL5840	Application 07/10/1987	Gravity			323,046
EL5841	Application 07/10/1987	Gravity			319,067
EL5842	Application 07/10/1987	Gravity			376,356
EL7970	Granted	Cox	24/07/2000	23/07/2010	42,171	23/07/2010	Nil*	$50,000
SEL 26397	Granted	Abner	26/03/2008	25/03/2012	50,128	25/03/2010	$1,260	$25,000

* Some Legend Tenements in the Northern Territory are in the second year of the approved extension period. The extension period is granted for a period of two years, with rent paid at the start of that period for the complete two years. Therefore, no rent is due for these tenements in 2010.

Geological History and Kimberlite Occurrence in the McArthur River Basin

The North Australian Craton is one of two principal tectonic domains in the Northern Territory. The dominant tectonic episode for formation of the Craton, reworking the Archaean (or Palaeo-Proterozoic) basement, was the Barramundi Orogeny at 1865-1850Ma. Outcrops of these older deformed and metamorphosed rocks are now surrounded by younger basins.

The McArthur Group is the principal element of cover over the North Australian Craton, composed of mildly deformed and unmetamorphosed Meso-proterozoic (1800-570Ma) dolomitic carbonate, evaporates and sediments. The McArthur River Basin extends over 180,000 square kilometres and its sediments host a number of base metal occurrences including the McArthur Lead-Zinc-Silver shale-hosted deposit; strata-bound, disseminated Lead-Zinc deposits; the Redbank Copper deposits and Cobalt, Uranium and Iron.

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

The presence of microdiamonds across the North Australian Craton defies geological boundaries, extending right across its heart. This wide distribution may be due to recycling of the microdiamonds through the younger Cretaceous by fluvial processes. However, an element of high-level fracture control is now evidenced by the Merlin deposits. Since the discovery of the Merlin field, diamond exploration approaches have shifted from Proterozoic mobile belts with little consideration of regional geology, to incorporate the range of fracture zones in the North Australian Craton. The North Australian Craton is extensively underlain by Archaean basement and deep lithospheric cratonic rocks may be tapped by younger kimberlites as they intrude into these fractures. The Merlin kimberlites are certainly younger than their Cambrian sandstone host, yet older than their Cretaceous cover.

Access

Access to the Northern Territory project areas is by commercial airline to Darwin, the capital of the Northern Territory. From Darwin, it is approximately 950 kilometres by road approximately 2 hours flying time by air. The nearest major town is Borroloola, which has limited accommodation and other facilities, including transport and freight depots. Legend is currently utilizing the Merlin Diamond Mine (operated by Northern Australian Diamonds Ltd), as a base for all exploration. Access to the Merlin Mine from Borroloola is via approximately 70 kilometres of bitumen road to the McArthur River mine turn-off, then approximately 65 kilometres of gravel road to site. Between the months of April to November, in the dry season, four wheel drive vehicles can be used on dirt roads; however, distances from Merlin to field sites range between 10 and 150 kilometres. During wet season, access to field sites can be difficult due high rainfall and fast flowing river and creek crossings.

Project	Access
Selby	Via the Carpentaria Highway, east from Daly Waters to Cape Crawford, Borroloola and from the south via Wollogorang.
McArthur
Glyde
Abner Range
Foelsche
Cox	Via the Roper Highway and station roads to Hodgson River, Nutwood Downs and Cox River. Or, via the Carpentaria Highway towards Cape Crawford.

Government Regulations, Declarations & Conditions

The Company’s exploration operations are subject to federal and state laws and regulations governing the method of acquisition and ownership of mining rights, exploration, development, mining, production, taxes, labour standards, occupational health, mine safety, toxic substances and other matters.  Federal and State legislation also governs environmental management and native title issues. We are committed to and, to our knowledge, are in compliance with all governmental legislation and regulations.

Mineralization

No known mineral reserves are known on our land in the Northern Territory. Our previous and proposed programs are exploratory in nature.

Government Requirements for Maintenance of Licenses

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

License Conditions

The Company is required to meet certain standard conditions and obligations as specified by the Northern Territory of Australia Mining Act, Exploration Licence. These include conducting activities in a way which minimise environmental damage, rehabilitation, avoiding interference with registered native title sites or areas and ensuring compliance with any other relevant legislation. Mine Management Plans are to be submitted for any ground disturbance or exploration works, the conditions of which are to be clearly specified for approval and adhered to. Security bonds are payable on Mine Management plans and additional conditions can be imposed by the Government State or Territory Minister.

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

Environment

The rights and obligations of the Company with respect to environmental management and rehabilitation are based upon the principles of disturbance minimisation, including such things as preservation of mature trees, preventing the spread of noxious weeds, avoiding the disturbance of waterways and waste management. Rehabilitation is a condition of the Security bond and requires such things as sealing of collars, plugging of casings and replacement of topsoils. Legend takes responsibility to ensure all high impact exploration activities are rehabilitated soon after they are completed. During 2009 Legend conducted rehabilitation on drilling activities from 2008.

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

Legend has entered into an agreement with Ashton Mining Limited (“Ashton”) and Rio Tinto Exploration Pty Ltd (“Ashton Agreement”) dated December 4, 2009 and a second agreement with Mwana Africa plc, Gravity Diamonds Limited and Diamond Mines Australia Pty Ltd dated April 24, 2009 (“Gravity Agreement”). Under these two agreements, Legend has acquired further diamond interests in the Northern Territory of Australia. As way of background, in April and July 2004, Ashton, NADL and certain of NADL’s 100% owned subsidiaries entered into agreements whereby NADL purchased certain diamond assets (including the Merlin Diamond Mine and diamond exploration tenements) from Ashton and Ashton retained rights over these diamond assets including royalty rights, marketing rights and earn back rights. In addition, Rio Tinto and Gravity had entered into an agreement in July 2003 whereby Gravity acquired certain diamond interests from Rio Tinto in the McArthur Basin, which is in the broad vicinity of Legend and NADL’s diamond interests in the Northern Territory, with Rio Tinto retaining certain residual rights.

Under the Ashton Agreement, Legend purchased all of the Ashton and Rio Tinto’s mining information, rights under three agreements and interests in four (4) exploration licences, six (6) applications for exploration licences, five (5) substitute exploration licences and one (1) mining lease for an amount of A$1,000,000. Rio Tinto retained the royalty payable by NADL in respect of the Merlin Diamond Mine and rights to conduct exploration, development and production activities for non-diamond minerals. Under the Gravity Agreement, Legend purchased Gravity’s interest in twelve (12) exploration licences, nine (9) applications for exploration licences and one (1) substitute exploration licence; Gravity’s rights, interests and obligations under the Red Metal Agreement and all exploration and data bases relevant to historical exploration; and Legend paid Gravity A$400,000 for these assets.

In summary, under the Ashton Agreement and Gravity Agreement, Legend has acquired all of Ashton’s, Rio Tinto’s and Gravity’s rights under previous agreement between those parties, not already held by Legend or NADL.

North Australian Diamonds Limited

On May 12, 2009, Legend announced it was making an on market takeover offer for all of the shares in North Australian Diamonds Limited, an Australian corporation (ASX: NAD) that it does not already own.

The offer was an unconditional on market cash offer at $A0.012 per NADL share, which expires on June 27, 2009 unless extended in the sole discretion of Legend.

On June 18, 2009, the Company increased its offer to A$0.015 per NADL share as a final offer.  The offer period was also extended to July 24, 2009.

On July 23, 2009, the Company’s voting power in NADL exceeded 50% and in accordance with subsection 624(2) of the Australian Corporation Act 2001 the offer was automatically extended for an additional period of 14 days.

As of August 6, 2009 (close of offer), the Company held 55% of the issued and outstanding shares of NADL for a total cost of A$11.6 million (approx. US$9.3 million).  As a result, NADL became a subsidiary of the Company post June 30, 2009.  In early December 2009, NADL placed shares to a third party which had the effect of diluting the Company’s interest in NADL to 47.83%. It is management’s conclusion that the Company still has a controlling financial interest in NADL and accordingly, it should continue to consolidate NADL’s results into the Company.

Merlin Diamond Project

Highlights

➢	Significant changes to Board with mining entrepreneur Joseph Gutnick becoming Chairman/Managing Director.

➢	Legend International Holdings becomes major shareholder of NADL with 47.83%.

➢	$13.66M raised via a share placement in December 2009 with the majority of the shares placed to large US fund manager Attara Capital LP.

➢	Flagship Merlin Project remains on track with NADL aiming to be the only Australian owned ‘pure play’ integrated diamond company.

➢	Over 5,000 carats produced in 2009 trial production with 24% of production being greater than 1 carat in weight and approximately 80% being high quality, high value gems.

➢	Recent drilling on the PalSac pipe has increased the total number of carats in the mineralized material by 2 million to 6.2 million carats.

➢	New technologies to increase diamond liberation and large diamond recovery.

➢	Major exploration focus at Lancelot, 40km south of Merlin, where there is strong evidence for a second diamond field.

➢	Reconnaissance exploration commenced on highly prospective regions in Arnhem Land and Yambarra, totaling 8795km2.

The Merlin Diamond Project is located some 100km south of the settlement of Borroloola and comprises 14 kimberlite pipes of which 9 have been subject to open-pit mining over a 5 year period commencing 1998. Previous mining operations produced 507,000 carats of diamonds including Australia’s largest diamond at 104.73cts which was valued at in excess of US$500,000 in 2002.  NADL acquired the project from the Rio Tinto parties in 2004.

Inferred and Indicated Mineralized Materials

The combined mineralized material for all diamond pipes at Merlin is 26Mt for a grade of 23.5cpht representing a total contained 6.2Mcts (See Table 1).

Table 1: Merlin Total Mineralized Material

	Probable Ore Reserve	Indicated Mineralized Material	Inferred Mineralized Material	Total	Carats
PalSac1		8,000,000t	5,460,000t	13,460,000t	4,009,000
Launfal3		730,000t	510,000t	1,240,000t	273,000
Excalibur3		464,000t	309,000t	773,000t	263,000
Tristram2			740,000t	740,000t	44,000
				16,213,000t	4,589,000cts
Gawain2	670,000t	430,000t	580,000t	1,680,000t	663,000
Ywain2	68,000t	12,000t	95,000t	175,000t	142,000
				1,855,000t	805,000cts
Gareth3		125,000t	143,000t	268,000t	59,000
Kaye2		873,000t	2,135,000t	3,008,000t	360,000
Ector3		1,510,000t	3,470,000t	4,980,000t	369,000
				8,256,000t	788,000cts

TOTAL				26,324,000t	6,182,000cts

1 Estimated using a +1DTC bottom screen cutoff (approx 0.85mm).
2Estimated using a +1mm slotted bottom screen size.
3Based on previous mining operation recovery.

Tom Reddicliffe, a full time employee of  NADL, and who is a Fellow of the AUSIMM, has sufficient experience which is relevant to the style of mineralisation and type of deposit under consideration and to the activity which he is undertaking to qualify as a Competent Person as defined in the 2004 Edition of the ‘Australian Code of Reporting of Exploration Results, Mineral Resources and Ore Reserves’.  Tom Reddicliffe consents to the inclusion in the report of the matters based on his information in the form and context in which it appears.

                                                         Figure 1: Merlin Orbit Tenements                                                                                                             Figure 2: Merlin Mining Lease

Borroloola
Cape Scott
Tintagel Prospect
Lancelot Prospect
Priority Targets
Granted Tenements
Tenement Applications
MLN1154

E.Mu pipes 3km
Bedevere
Northern Cluster
Kaye
Ector
Gareth
Ywain
Admin Office & Camp
Gawain
Central Cluster
Tristram
Palomides
Sacramore
PalSac
Processing Plant
Launfal
Excalibur
Southern Cluster
Perceval
Mining Lease MLN1154
Open Pit
Kimberlite Pipe

Pre-Feasibility Production Trials

During the mineralized material grade testing and production trials in 2009, a number of staged modifications to the Merlin pilot processing plant were completed. These were aimed at testing a variety of processing and recovery components with a view to establishing an efficient flowsheet design.

Pilot Plant Upgrade

The upgrade has increased the throughput capacity of the pilot plant to 70tph and will enable the efficient processing of large bulk samples during the next phase of pre-production trials. The High Pressure Grinding Roll (HPGR) incorporated into the process circuit has increased diamond liberation which will result in an increase in the project resource through improving the number of recovered carats per tonne.  It has also had a positive impact by improving processing throughput due to increased generation of slime material. An optical sorter was successfully incorporated into the process circuit aimed at capturing the large size diamonds known to exist within the Merlin kimberlite pipes.

Mineralized Material Grade Testing

In addition to the three samples each of 200 tonne that were previously excavated from the base of Gawain pit, a further two samples also of approximately 200 tonne size were excavated from Sacramore pit.  All of these samples are awaiting processing. The samples will be used to establish an accurate base of pit grade for both Gawain and Sacramore pipes and will also provide diamond size distribution information that will allow ongoing interpretation of deep core samples which is required for pre-feasibility studies.  Similar samples are to be excavated from the other pits under evaluation.

Diamond Parcel

The mineralized material grade testing, pilot plant testing and pre-feasibility production trials has enabled a ‘run of mine’ diamond parcel to be built up which will be used for valuation and marketing purposes.  The sorting of the 2009 concentrates is complete with 5,264 carats of diamonds recovered. A total of 698 diamonds of greater than 1carat in size, totalling  1,254 carats,  have been recovered during the trial, with the largest being  a white 14.73 carat diamond of near gem quality.

2010 Production Trials

Production trials will continue during 2010 with an initial focus on Kaye pipe which is one of the larger pipes in the field. To this end the Kaye pit is currently being dewatered, with excavation planned to commence early in 2010. In addition a significant portion of the reject oversize material currently stockpiled from previous operations will be processed.  Mining and economic models are also being refined as part of the pre-feasibility study aimed at moving Merlin towards a long term sustainable mining operation.

With the building up of a significantly sized diamond parcel, NADL intends to investigate marketing opportunities including downstream value adding strategies including the branding of Merlin diamonds. NADL strongly believes that the good quality and large diamonds produced by Merlin will enable ‘branding’ and boutique marketing opportunities that will be important in redeveloping Merlin and successfully establishing NADL as an integrated long term diamond producer.

Mineralized Material Definition Drilling

A drilling program commenced in January 2010 aimed at further defining and increasing the kimberlite mineralized material in the PalSac pipe.  A drill rig was mobilised to Merlin site in late December 2009 to enable an early commencement of this program. Approximately 2,000m of core drilling was drilled and increased the total mineralised material at Merlin by 2 million carats to 6.2 million carats.

Exploration Drilling

A major RC drilling program commenced at Merlin in January 2010. This is the first major exploration initative for some years and will test at depth kimberlite bearing structures associated with the pipes Gareth/Bedevere, Ywain/Gawain and Excalibur. In addition drill testing of two areas with known indicator minerals and diamonds at surface will be completed. This program has the potential to identify both extensions to the known mineralized materials as well as new discrete kimberlite occurrences.

12.05ct gem quality diamond recovered 2009

Diamond Exploration

Merlin Orbit Tenements, Northern Territory

The Merlin Orbit tenements comprise an area of some 1,700km2, and encompass numerous known unresolved occurrences of indicator minerals and diamonds.

Lancelot Prospect

The Lancelot and Lancelot Prospects prospect are situated some 40km south of Merlin and comprises an area where there are significant numbers of indicator minerals and diamonds reporting to surface samples. Drill testing of a number of geophysical, geochemical and indicator mineral anomalies in both of these areas was completed with 77 holes drilled for 2,753 metres. Follow-on trenching has led to the identification of near surface eluvial material believed to be near sourced. Samples were taken from this material to ascertain whether this material is sourcing the indicator minerals and diamonds. These samples are being processed through NADL’s heavy mineral and diamond laboratory in Perth.

Pending receipt of outstanding sample results a follow-up program of trenching, sampling and bulk testing will commence early in 2010 as soon as weather conditions permit.

Yambarra Project, Northern Territory

Rio Tinto Yambarra Farm-in –NADL Earning 100%

NADL has a farm-in agreement with Rio Tinto to earn 100% interest for diamonds in tenements in the Daly River region of the Northern Territory.  These tenements have a total project area of 9,132km2.

Kimberley Projects

North Kimberley

Within NADL’s North Kimberley project area, NADL had previously identified total inferred mineralized material of 1.57M carats, contained within the Ashmore and Seppelt 1 and 2 pipes.  NADL holds this material under mining leases, as they continue to retain commercial potential.  NADL also retains 1 exploration license within this region.

Top End Uranium Ltd

Uranium Exploration

Top End Uranium is a uranium focused exploration company which controls through farm-in arrangements with NADL, one of the largest portfolios of highly prospective exploration tenements in the Northern Territory, Australia.  Its tenement holding covers an area aggregating approximately 33,400km² across three project areas, Arnhem Land Project Area, Yambarra Project Area and the McArthur South Project Area (Figure 7).

NADL assigned to Top End the non-diamond mineral rights to its tenements.

Figure 7: NT Project Areas

Investment in Northern Capital Resources Corp

Legend holds a 21.29% interest in Northern Capital Resources Corp (“NCRC”), an unlisted US corporation. NCRC is an emerging corporation in the North American and Australian gold and base metal markets. NCRC’s subsidiary Golden River Resources (GORV:OTCBB) announced in March 2009 that it had entered into an agreement whereby it would subscribe for up to 338.1m shares in Acadian Mining Corporation, a Canadian company listed on Toronto Stock Exchange (TSX:ADA) for an aggregate gross investment of up to C$10m. Following close of the transaction, Golden River holds approximately 68.78% of Acadian.

Acadian Mining Corporation is a Halifax, Nova Scotia, Canada based mining company focused on developing five advanced gold properties, Beaver Dam, Fifteen Mile Stream, Tangier, Forest Hill and Goldenville, which form the core holdings of the Scotia Goldfields Project.  All of the five advanced properties host gold mineralized deposits described in technical reports prepared in compliance with Canadian National Instrument 43-101.   Acadian is bringing a new approach to the development of Nova Scotia gold deposits by pursuing a multiple mine, central processing, managing and servicing strategy. Acadian is also focused on zinc-lead and barite properties in Atlantic Canada.  Acadian operated an open pit zinc-lead mine (Scotia Mine) at Gays River, Nova Scotia from May, 2007 to early 2009 (Scotia Zinc Project) through its 100% wholly owned subsidiary ScoZinc Ltd. The Scotia Mine was put on care and maintenance in early 2009.

Acadian also holds a 29.18% interested in Royal Roads Corporation (TSX:RRO), a Canadian based exploration and development company, listed on the Toronto Venture Exchange, which is focused on gold and base metal properties in central Newfoundland, particularly, the Buchans Mining Camp. The Buchans mine was one of Canada's richest base metal mines having produced over 16 million tonnes of ore grading over 23% combined base metals with significant gold and silver credits.

NCRC also holds exploration interests in Australia.

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

We May Be Subject To Significant Environmental And Other Governmental Regulations That Can Require Substantial Capital Expenditure, And Can Be Time-Consuming.

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

We are one of ten affiliated companies. Each of the companies has some common Directors, officers and shareholders. In addition, each of the companies is substantially dependent upon AXIS for its senior management and certain mining and exploration staff.  A number of arrangements and transactions have been entered into from time to time between such companies. Currently, there are no material arrangements or planned transactions between the Company and any of the other affiliated companies other than AXIS.  However, it is possible we may enter into such transactions in the future which could present conflicts of interest.

Future Sales of Common Stock Could Depress The Price Of Our Common Stock

Future sales of substantial amounts of Common Stock by certain stockholders could have a material adverse impact on the market price for the Common Stock at the time. As of the date of this annual report, there are 226,333,392 shares of Common Stock outstanding, of which 5,000,000 shares of Common Stock are restricted securities. Restricted securities will be available for sale pursuant to Rule 144 under the Securities Act. In general, under rule 144, a person (or persons whose shares are aggregated) who has satisfied a six-month holding period and who is not an affiliate of the Company may sell restricted securities without limitation as long as the Company is current in its SEC reports. A person who is an affiliate of the Company may sell within any three-month period a number of restricted securities which does not exceed the greater of one (1%) percent of the shares outstanding or the average weekly trading volume during the four calendar weeks preceding the notice of sale required by Rule 144.  In addition, Rule 144 permits, under certain circumstances, the sale of restricted securities by a non-affiliate without any limitations after a one-year holding period.  Any sales of shares by stockholders pursuant to Rule 144 may have a depressive effect on the price of our Common Stock.

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

As of December 31, 2009, we do not have any Securities and Exchange Commission staff comments that have been unresolved for more than 180 days.

Item 2.	Properties.

Legend has exploration properties as discussed in “Item 1 – Description of Business”.  Legend occupies certain executive and office facilities in New York, Melbourne, Victoria and certain regional areas in Australia to support field operations and AXIS also provides office facilities pursuant to the Service Agreement with AXIS.  See “Item 1 – Business - Employees” and “Item 12 – Certain Relationships and Related Transactions”. Legend believes that its administrative space is adequate for its current needs.

Item 3.	Legal Proceedings.

In January 2010, two stockholders (“the plaintiffs”- being an individual and his private company) commenced an action in Supreme Court, New York County against the Company, Renika Pty Ltd. and Joseph Gutnick ( collectively “the defendants”) on account of the alleged failure of the defendants to issue warrants to the plaintiffs in connection with the purchase of shares of common stock from the Company and from Renika Pty Ltd. in 2006 and 2007.  The complaint alleges three causes of action, and seeks unspecified damages.  The Company, Renika Pty Ltd. and Joseph Gutnick vehemently deny the allegation. The defendants have moved to dismiss the complaint as a matter of law.  The Company, Renika Pty Ltd. and Joseph Gutnick is vigorously defending such claim.

The Company has received a claim for compensation in consideration of introducing the Company to a third party. The Company’s attorneys responded denying any agreement or understanding. The Company does not believe the claim has any merit and will defend the claim vigorously if necessary.

Other than these matters, there are no pending legal proceedings to which the Company is a party, or to which any of its property is the subject, which the Company considers material.

PART II

Item 4.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

The following table sets out the high and low bid information for the Common Stock as reported by the National Quotation Service Bureau for each period/quarter indicated in US$:

	High Bid (1)	Low Bid (1)

2007
First Quarter	1.80	0.90
Second Quarter	1.95	1.50
Third Quarter	1.45	1.25
Fourth Quarter	1.50	0.75
2008
First Quarter	2.15	0.09
Second Quarter	5.05	1.62
Third Quarter	4.42	0.62
Fourth Quarter	1.43	0.27

2009
First Quarter	0.76	0.44
Second Quarter	0.77	0.53
Third Quarter	1.11	0.59
Fourth Quarter	1.49	0.73

(1)	The quotations set out herein reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

As of March 15, 2010, there are 226,333,392 shares of Common Stock outstanding.

To date we have not paid dividends on our Common Stock and we do not expect to declare or pay any dividends on our Common Stock in the foreseeable future. Payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by the Board of Directors.

Shareholders

As of January 31, 2010, there were approximately 2,034 record holders of the Company's Common Stock. Within the holders of record of the Company's Common Stock are depositories such as Cede & Co., a nominee for The Depository Trust Company (or DTC), that hold shares of stock for brokerage firms which, in turn, hold shares of stock for one or more beneficial owners. Accordingly, the Company believes there are many more beneficial owners of its Common Stock whose shares are held in "street name", not in the name of the individual shareholder.

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

On January 4, 2009, the Company issued 200,000 options under the 2006 Incentive Option Plan with an exercise price of US$1.00, a latest exercise date of January 4, 2019, no issue price and to vest 1/3 in 12 months, 1/3 in 24 months and 1/3 in 36 months.

On February 2, 2009, the Company issued 600,000 options under the 2006 Incentive Option Plan with an exercise price of US$1.00, a latest exercise date of February 2, 2019, no issue price and to vest 1/3 in 12 months, 1/3 in 24 months and 1/3 in 36 months.

On February 9, 2009, the Company issued 200,000 options under the 2006 Incentive Option Plan with an exercise price of US$1.00, a latest exercise date of February 9, 2019, no issue price and to vest 1/3 in 12 months, 1/3 in 24 months and 1/3 in 36 months.

On February 25, 2009, the Company issued 250,000 options under the 2006 Incentive Option Plan with an exercise price of US$1.00, a latest exercise date of February 25, 2019, no issue price and to vest 1/3 in 12 months, 1/3 in 24 months and 1/3 in 36 months.

On March 23, 2009, the Company issued 300,000 options under the 2006 Incentive Option Plan with an exercise price of US$1.00, a latest exercise date of March 23, 2019, no issue price and to vest 1/3 in 12 months, 1/3 in 24 months and 1/3 in 36 months.

On April 1, 2009, the Company issued 150,000 options under the 2006 Incentive Option Plan with an exercise price of US$1.00, a latest exercise date of April 1, 2019, no issue price and to vest 1/3 in 12 months, 1/3 in 24 months and 1/3 in 36 months.

On April 13, 2009, the Company issued 100,000 options under the 2006 Incentive Option Plan with an exercise price of US$1.00, a latest exercise date of April 13, 2019, no issue price and to vest 1/3 in 12 months, 1/3 in 24 months and 1/3 in 36 months.

On June 25, 2009, the Company issued 100,000 options under the 2006 Incentive Option Plan with an exercise price of US$1.00, a latest exercise date of June 25, 2019, no issue price and to vest 1/3 in 12 months, 1/3 in 24 months and 1/3 in 36 months.

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

Performance Graph

The following graph compares the cumulative 5-year total return provided shareholders on Legend International Holdings, Inc.'s common stock relative to the cumulative total returns of the NASDAQ Composite index, and a customized peer group of seven companies that includes: Agrium Inc, CF Industries Holdings Inc, Minemakers Limited, Phoscan Chemical Corp., Potash Corp. Of Saskatchewan, Terra Industries Inc and The Mosaic Company. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in the peer group, and the index on December 31, 2004 and its relative performance is tracked through December 31, 2009.

Item 5.	Selected Financial Data.

Our selected financial data presented below for each of the years in the five-year period ended December 31, 2009, and the balance sheet data at December 31, 2005, 2006, 2007, 2008 and 2009 has been derived from financial statements, which have been audited by PKF, Certified Public Accountants, a Professional Corporation, New York, NY.  The selected financial data should be read in conjunction with our financial statements for each of the years in the period ended December 31, 2009 and Notes thereto, which are included elsewhere in this Annual Report.

Statement of Operations Data

	Year ended December 31
	2005	2006	2007	2008	2009	2009 Conv. Transl
	A$000s	A$000s	A$000s	A$000s	A$000s	US$000s

Revenues	-	-	-	-	-	-

Other income (loss)	-	2	22	3,726	3,823	3,414

Costs and expenses	(77)	(4,537)	(8,540)	(23,408)	(40,629)	(36,286)

Loss from operations	(77)	(4,535)	(8,518)	(19,682)	(36,806)	(32,872)

Other non-operational gains and costs	1	(40)	(120)	5,461	(2,347)	(2,095)
Provision for income taxes	-	-	-	-	-	-
Equity in losses of unconsolidated entities	-	-	-	-	(346)	(309)

Net profit (loss)	(76)	(4,575)	(8,638)	(14,221)	(39,499)	(35,276)

Net (loss) attributable to non-controlling interests	-	-	-	-	1,613	1,440

Net (loss) attributable to Legend stockholders	(76)	(4,575)	(8,638)	(14,221)	(37,886)	(33,836)

	A$	A$	A$	A$	A$	$US

Basic net (loss) per share (1)	(0.00)	(0.06)	(0.06)	(0.07)	(0.17)	(0.15)

Weighted average number of shares outstanding (000s)(1)	28,669	75,230	146,740	204,501	226,328	226,328

Balance Sheet Data
	A$000s	A$000s	A$000s	A$000s	A$000s	US$000s
Total assets	-	1,149	17,994	130,076	120,433	107,558
Total liabilities	(89)	(1,881)	(1,035)	(3,317)	(5,534)	(4,942)

Total equity	(89)	(732)	16,959	126,759	114,899	102,616

(1)  Effective November 17, 2006, Legend issued one (1) new bonus share of Common Stock for every two (2) shares of Common Stock outstanding on the record at that date. The issue of the new bonus shares of Common Stock were on a pro-rate basis to all shareholders. As a result, the Company issued 27,599,722 shares of its Common Stock. Effective December 31, 2006, Legend issued one (1) new bonus share of Common Stock for every two (2) shares of Common Stock outstanding on the record at that date. The issue of the new bonus shares of Common Stock were on a pro-rata basis to all shareholders. As a result, the Company issued 41,934,337 shares of its Common Stock.

The Company has accounted for these bonus issues as a stock split and accordingly, all share and per share data has been retroactively restated.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

General

The following discussion and analysis of our financial condition and plan of operation should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report.  This report contains numerous forward-looking statements relating to our business. Such forward-looking statements are identified by the use of words such as believes, intends, expects, hopes, may, should, plan, projected, contemplates, anticipates or similar words. Actual operating schedules, results of operations, ore grades and mineral deposit estimates and other projections and estimates could differ materially from those projected in the forward-looking statements.

We are an exploration stage company.  Our principal exploration target is for phosphate. We are in the initial stages of our exploration program and we have not yet identified any ore reserves.  We have not generated any material revenues from operations

Foreign Currency Translation

The majority of our administrative operations are in Australia and, as a result, our accounts are reported in Australian dollars. Foreign income and expenses are translated into Australian dollars at the average exchange rate prevailing during the period. Assets and liabilities of the foreign operations are translated into Australian dollars at the period-end exchange rate. The following table shows the period-end rates of exchange of the Australian and US dollar compared with the US dollar during the periods indicated. During the year, the Company had significant US$ cash balances which when converted to Australian dollars results in a large foreign exchange loss.

 Year ended
  December 31

2008                      A$1.00                     =         US$0.6907
2009                      A$1.00                     =         US$0.8931

The exchange rate between the A$ and US$ has moved by 29.3% between December 31, 2008 and 2009.  Accordingly, a direct comparison of costs between fiscal 2008 and 2009 may not necessarily be a true comparison.

Plan of Operation

We had A$72,666,088 in cash at December 31, 2009.

We commenced exploration activities on the tenements we acquired in July 2006 and since that time and up to December 31, 2009, have spent A$43,332,165 on exploration and pre-development activities. We plan to continue our exploration and pre-development program throughout 2010 and anticipate spending A$16.3 million on exploration and pre-development and A$10.4 million on administrative costs.

As set out in Item 1 “Employees” the services of our Chief Executive Officer, Chief Financial Officer, Executive General Manager, geologists, finance and clerical employees are provided by AXIS.  At the current time, we have no plans to change these arrangements or employ any further persons.

Results of Operations

Year ended December 31, 2009 versus Year ended December 31, 2008

The Company as part of its business strategy is increasing its diamond exploration activity in the proximity of the Merlin diamond mine in the Northern Territory and is continually sourcing new ground in this region which is one of the most diamond prospective areas in Australia. As part of this strategy, the Company acquired a 14.9% interest in North Australian Diamonds Ltd (“NADL”), an Australian diamond exploration corporation, at a cost of A$2,368,000 in February 2009. NADL owns the Merlin diamond mine and surrounding tenements. On May 12, 2009, the Company made an on market takeover offer for all of the shares in NADL, an Australian corporation. The takeover offer concluded on August 6, 2009. At the close of offer, the Company held 55% of the issued and outstanding shares of NADL. As a result, the Company has since that time consolidated the results of NADL. In early December 2009, NADL placed shares to a third party which had the effect of diluting the Company’s interest in NADL to 47.83%. It is management’s conclusion that the Company still has a controlling financial interest in NADL and accordingly, it should continue to consolidate NADL’s results into the Company.

As an exploration company, we do not have an ongoing source of revenue. Our revenue stream is normally from ad-hoc tenement disposals and interest received on cash in bank. During the year ended December 31, 2009, we received A$3,338,315 (US$2,981,449) in interest on funds in the bank (2008: A$3,669,440), interest income from a related entity of A$81,503 (US$72,790) (2008 A$49,931) and other income of A$403,266 (US$360,157) (2008: A$6,534). Included in other income is an amount for NADL A$359,587 (US$321,147) being a refund from the government for research and development and diesel fuel; for which there are no comparable amounts for the year ended December 31, 2008.

Costs and expenses increased during the year from A$23,408,089 for the year ended December 31, 2008 to A$40,629,310 (US$36,286,036) for the year ended December 31, 2009.

The main components of costs and expenses are as follows:-

(i)
an increase in exploration expenditure written off from A$8,780,037 in 2008 to A$25,608,743 (US$22,871,169) in 2009. Our accounting policy is to expense all exploration costs (including costs associated with the acquisition of tenement interests) as incurred. During 2009, we continued our drilling programs on the phosphate project in Queensland for the entire year as well as continuing the sampling program throughout the year in the Northern Territory. The costs included drilling, assaying, camp costs, aerial surveying, geological/geophysical contractors, salaries and associated costs for contract field staff, travel, accommodation, meals and tenement holding costs. During 2008, we commenced a significant drilling program at our phosphate project in Queensland in September 2008 and a detailed sampling program in the Northern Territory. On our Queensland phosphate project, we also commenced early stage investigations into a mining operation. The costs included drilling, assaying, camp costs, aerial surveying, geological/geophysical contractors, salaries and associated costs for contract field staff, travel, accommodation, meals and tenement holding costs. During 2008, we incurred A$3,729,592 in costs for exploration drilling on our tenements in the Northern Territory. The costs included drilling, helicopter support, geological/geophysical contractors, salaries and associated costs for contract field staff, travel, accommodation, meals and tenement holding costs.

(ii)
an increase in interest expense from A$32,715 in 2008 to A$64,831 (US$57,901) in 2009. During 2009, we incurred interest on the motor vehicle finance leases for a full 12 months compared to 2008 when we incurred interest on the camp lease and motor vehicle finance lease for part of the year.

(iii)
an increase in aircraft maintenance costs from A$278,826 in 2008 to A$1,014,986 (US$906,484) in 2009. The Company purchased a Lear jet from AXIS in August 2008 to utilize in its field operations and has incurred operating costs for the jet since that time. In 2009, the lear jet was owned and used for a full 12 month period.

(iv)
an increase in legal, professional and accounting from A$707,444 for 2008 to A$880,851 (US$786,687) for 2009. During 2009, we incurred legal expenses of A$407,549 (US$363,982) for general legal work including stock transfer matters, regulatory filings, stock option plans, native title and environmental approvals, asset acquisitions, and Form S-1 Registration Statements in both the US and Australia; audit fees of A$384,747 (US$343,618) for professional services in relation to financial statements, the quarterly Form 10-Qs, Form 10-K, Form 10-K/A and Form S-1; and taxation fees of A$69,875 (US$62,405) relating to both the Company and its subsidiaries. Included within legal, accounting and professional expense for the year ended December 31, 2009 are the following amounts for NADL A$66,854 being a fee paid to tax consultants for the preparation of the research and development claim, legal fees of A$16,737, professional fees paid to attorney’s independent experts and other consultants for takeover defense costs of A$27,771 for which there is no comparative amount in 2008. During 2008, we incurred legal expenses of A$518,273 for general legal work including stock transfer matters, regulatory filings, stock option plans, native title and environmental approvals, asset acquisitions, and Form S-1 Registration Statements; audit fees of A$176,198 for professional services in relation to financial statements, the quarterly Form 10-Qs, Form 10-K, and Form S-1; and taxation fees of $11,492.

(v)
an increase in amortization of mineral rights from A$nil in 2008 to A$582,710 (US$520,418) in 2009. On the acquisition date of the business combination of NADL, the Company recognized mineral rights of A$18,873,000 (US$16,835,476). The underlying mineral property licences have a set term and mineral rights are being amortized over the term of the licences. The acquisition occurred during 2009 and therefore there was no comparable amounts in 2008.

(vi)
a increase in administrative costs from A$8,096,798 in 2008 to A$8,217,286 (US$7,338,858) in 2009. During 2009, the corporate management and service fees charged to us by AXIS was A$4,433,074 (US$3,959,178). AXIS charged us A$2,968,765 (US$2,651,404) for Directors’ fees, salaries and salary related matters incurred in behalf of the Company, which relates to our share of salaries paid to the President & Chief Executive Officer, Chief Financial Officer and Secretary, Executive General Manager, General Manager Business, Project Manager and other staff of AXIS who provide services to the Company, and A$208,578 (US$186,281) for independent directors’ fees. The Company paid insurance costs of A$536,364 (US$479,027), including the Federal Government of Australia insurance policy on cash at bank in Australia in excess of A$1,000,000, for 2009. The Company incurred A$1,062,977 (US$949,345) for travel by Directors and officers, contractors, and other AXIS staff who provide services to the Company on capital raising trips, trips to the field; A$467,204 (US$417,260) for investor relations consultants; A$62,385 (US$55,716) for work on the ASX listing; A$9,291 (US$8,296),in borrowing costs and bank fees; A$102,572 (US$91,607) for motor vehicles costs; A$51,149 (US$45,681) for public relations; A$46,111 (US$41,182) for stock transfer agent services; A$206,344 (US$184,286) for office and computing consumables;A$118,875 (US$106,167) for staff support costs; A$555,260 (US$495,903) for rent of offices in Melbourne, Mt Isa, Perth and New York and an apartment; A$39,138 (US$34,954) for subscription to industry papers and services; A$43,361 (US$38,726) for telecommunications support; A$66,715 (US$59,583) for depreciation of non-field assets and minor equipment purchases; A$60,095 (US$53,583) for Delaware franchise tax; A$86,800 (US$77,521) in donations to local community groups; general costs of A$279,036 (US$249,207). AXIS charge an administration and service fee of A$1,264,759 (US$1,129,556). During 2008, the corporate management and service fees charged to us by AXIS was A$5,413,203. AXIS charged us A$2,459,665 for Directors’ fees, salaries  and salary related matters incurred in behalf of the Company, which relates to our share of salaries paid to the President & Chief Executive Officer, Chief Financial Officer and Secretary, Executive General Manager, General Manager Business, Project Manager and other staff of AXIS who provide services to the Company. The Company paid insurance premiums of A$66,586 for 2008. The Company incurred A$856,703 for travel by Directors and officers, contractors, and other AXIS staff who provide services to the Company on capital raising trips, trips to the field, A$1,269,395 for investor relations consultants and A$15,329 in borrowing costs and bank fees; A$24,068 for motor vehicles costs, A$100,976 for public relations; A$91,672 for stock transfer agent services; and A$5,893 for consumables. During 2008, the Company issued shares to certain shareholders for registration statement non-performance amounting to A$660,494; paid A$213,758 for rent of offices in Melbourne, Mt Isa and New York and an apartment; A$169,489 for subscription to industry papers and services; A$45,231 for telecommunications support; A$78,927 for depreciation of non-field assets and minor equipment purchases, A$60,487 for franchise tax, general costs of A$170,507  AXIS charge A$98,528 for asset usage of plant and equipment, an administration and service fee of A$1,661,723. The overall increase in administration costs related to the increase in activity by the Company as a consequence of providing support to a field exploration program for a full financial year as the exploration projects develop, capital raising activities, preparation of regulatory filings and registration statements.

(vii)
Stock based compensation has decreased from A$5,185,743 for 2008 to A$4,259,903 (US$3,804,519) for 2009. The Company has issued options under the 2006 Incentive Option Plan in throughout 2006, 2007 and 2008. The decrease is the result of options being fully vested in prior periods and an adjustment for forfeited options. See note 7 for further details on the options issued.

Accordingly, the loss from operations increased from A$19,682,184 for the year ended December 31, 2008 to A$36,806,226 (US$32,871,640) for the year ended December 31, 2009.

A decrease in foreign currency exchange gain from a gain/loss of A$5,389,750 for the year ended December 31, 2008 to a foreign currency exchange loss of A$4,661,096 (US$4,162,825) in the year ended December 31, 2009 was recorded as a result of the movement in the Australian dollar versus the US dollar. On May 12, 2009, the Company made an on-market takeover offer for all of the shares in North Australian Diamonds Limited (“NADL”). The Company held 34.61% of the issued and outstanding shares at May 31, 2009, which increased to 39.38% at June 30, 2009. During the month of June 2009 the Company accounted for its 34.61%interest in NADL as an unconsolidated entity and for the month of July 2009, at the rate of 39.38%. The on market takeover of NADL finished on August 6, 2009 and since that time, the Company has consolidated the results of NADL. In accordance with US GAAP, the Company calculated the difference between the fair value of assets acquired at August 6, 2009 and the carrying value of its investment in an unconsolidated entity (NADL) at August 6, 2009 and recorded an adjustment to fair value on stepped acquisition of A$2,200,620 (US$1,965,374), for which there was no comparable amount in 2008. A net gain of A$113,739 (US$101,580) on sale of certain trading securities was incurred in the year ended December 31, 2009, (2008: $70,874) being the difference between the cost price, sale price and market value. There were no trading securities held at December 31,2009..

The loss before income taxes and equity in losses of unconsolidated entity was A$14,221,560 for the year ended December 31, 2008 compared to A$39,152,963 (US$34,967,511) for the year ended December 31, 2009.

On May 12, 2009, the Company made an on-market takeover offer for all of the shares in North Australian Diamonds Limited (“NADL”). The Company held 34.61% of the issued and outstanding shares at May 31, 2009 and as a result, accounted for its interest in NADL as an unconsolidated entity until August 6, 2009. The takeover offer concluded on August 6, 2009. At the  close of the offer, the Company held 55% of the issued and outstanding shares of NADL and as a result, commenced consolidating the results of NADL from that date. In early December 2009, NADL placed shares to a third party which had the effect of diluting the Company’s interest in NADL to 47.83%. Under Australian takeover laws, the Company was prevented from purchasing further shares in NADL for a period of 6 months from the conclusion of the takeover (August 6, 2009). Accordingly, it was not until February 6, 2010 that the Company was entitled to purchase any further shares in NADL under Australian Corporations Law. Since February 6, 2010, the Company has purchased further  shares in NADL and its current interest is approximately 50%. It is the Company’s intentions to continue to acquire shares and to maintain a controlling financial interest. Furthermore, management believes it has the ability to control the operations of NADL through its share ownership as well as having three of the Directors of NADL. It is management’s conclusion that the Company has a controlling financial interest in NADL and accordingly, it should continue to consolidate NADL’s results into the Company

During the year ended December 31, 2009, the Company’s share of the losses of the unconsolidated entity for the two months it equity accounted its investment in NADL amounted to A$345,707 (US$308,751) (2008: $nil).

There was no provision for tax in either 2009 or 2008.

The net loss was A$14,221,560 for the year ended December 31, 2008 compared to a net loss of A$39,498,670 (US$35,276,262) for the year ended December 31, 2009.

The share of the net loss attributable to the non-controlling interests of NADL amounted to A$1,612,599 (US$1,440,212) for the year ended December 31, 2009 compared to A$nil for the year ended December 31, 2008 as the acquisition of NADL which occurred in July 2009 for the first time.

The net loss attributable to Legend stockholders amounted to A$37,886,071 (US$33,886,050) for the year ended December 31, 2009 compared to A$14,221,560 for the year ended December 31, 2008.

Year ended December 31, 2008 versus Year ended December 31, 2007

As an exploration company, we do not have an ongoing source of revenue. Our revenue stream is normally from ad-hoc tenement disposals and interest received on cash in bank. During the year ended December 31, 2008, we received A$3,719,371 in interest on funds in the bank (2007: A$22,183) and other income of A$6,534 (2007: A$nil). The increase in interest income is a result of the higher level of cash reserves we held during the year following the equity raisings from Atticus in December 2007, from the share placement arranged by BMO in June 2008 and following the exercise of options by IFFCO in July 2008.

Costs and expenses increased during the year from A$8,539,934 for the year ended December 31, 2007 to A$23,337,215 for the year ended December 31, 2008.

The main components of costs and expenses are as follows:-

(i)
An increase in exploration expenditure written off from A$5,132,000 in 2007 to A$8,780,037 in 2008. Our accounting policy is to expense all exploration costs (including costs associated with the acquisition of tenement interests) as incurred. During 2008, we conducted a significant drilling program at our phosphate project in Queensland and a detailed sampling program in the Northern Territory. On our Queensland phosphate project, we also commenced early stage investigations into a mining operation. The costs included drilling, assaying, camp costs, aerial surveying, geological/geophysical contractors, salaries and associated costs for contract field staff, travel, accommodation, meals and tenement holding costs. During 2008, we incurred A$3,729,592 in costs for exploration drilling on our tenements in the Northern Territory. The costs included drilling, helicopter support, geological/geophysical contractors, salaries and associated costs for contract field staff, travel, accommodation, meals and tenement holding costs. During 2007, we used drillers almost continuously on our exploration program. In December 2007, we entered into agreements to purchase exploration permits in Queensland. The purchase price of A$1,318,000 included cash of A$800,000, and shares with a value of A$518,000. The total cost has been expensed as part of exploration costs. We have spent A$84,408 since entering into the agreements on purchasing and reviewing data for the permits.

(ii)
An decrease in interest expense from A$62,196 in 2007 to A$32,715 in 2008. During 2008, we incurred interest on the camp lease and motor vehicle finance leases. During 2007, we incurred A$25,235 for interest on the camp lease; A$1,807 motor vehicle finance lease; A$14,683 charged by AXIS on outstanding amounts owing under the Service Agreement, which was repaid in June 2007; A$16,774 charged by Astro on amounts owed for exploration expenditure incurred by Astro, which was repaid in March 2007, and A$3,697 for short term funds used to maintain the Company’s activities. AXIS provides management and geological services to us pursuant to a Service Agreement dated December 2004. AXIS and Astro charged interest at a rate of 10.10% during 2007.

(iii)
An increase in aircraft maintenance costs from A$nil in 2007 to A$278,826 in 2008. The Company purchased a Lear jet from AXIS in August 2008 to utilize in its field operations at a price of A$1,210,000 (A$1,100,000 which was based on an external valuation plus 10% GST with GST being refundable from the Australian Government subject to compliance with tax laws) and has incurred operating costs for the jet since that time. There was no comparable cost in 2007.

(iv)
An increase in legal, professional and accounting from A$213,063 for 2007 to A$707,444 for 2008.  During 2008, we incurred legal expenses of A$518,273 for general legal work including stock transfer matters, regulatory filings, stock option plans, native title and environmental approvals, asset acquisitions, and Form S-1 Registration Statements; audit fees of A$176,198 for professional services in relation to financial statements, the quarterly Form 10-Qs, Form 10-K, and Form S-1; and taxation fees of $11,492. All fees have increased from 2007 as a result of increased activity by the Company as a consequence of the acquisition of mining tenements, capital raising activities and preparation of the Form SB-2 Registration Statement. During 2007, we incurred legal expenses of A$91,483 for general legal work including stock transfer matters, regulatory filings, stock option plans and Form SB-2 Registration Statement; audit fees of A$62,049 for professional services in relation to financial statements, the quarterly Form 10-QSBs, Form 10-KSB, Form 10-K and Form SB-2; and A$59,531 for a stock transfer agent and regulatory filing fees.

(v)
A net gain of A$70,874 on revaluation of securities was incurred at December 2008 on certain trading securities purchased during 2008 being the difference between the costs price and market value at December 31, 2008. There were no trading securities held at December 31, 2007.

(vi)
An increase in impairment of investment from A$nil in 2007 to A$326,526 in 2008. On February 27, 2008, the Company entered into a Share Sale Agreement whereby the Company agreed to purchase all of the issued and outstanding shares of Teutonic Minerals Pty Ltd. As a result, Teutonic became a subsidiary of the Company from that date. Teutonic held an application for a mineral licence over phosphate in the Georgina Basin in the State of Queensland, Australia. The consideration payable to the vendors was A$300,000, and the Company granted the vendors a 1% gross revenue royalty from production from the mineral licence and incurred legal costs of A$26,526.The mineral licence application held by Teutonic was withdrawn on March 17, 2008 and replaced by a mineral application lodged by the Company. Teutonic had no other assets or liabilities. As at December 31, 2008 the net assets and liabilities acquired by the Company have no value. The consideration and legal costs of A$326,526 paid by the Company are included as impairment of investment in the Statement of Operations.

(vii)
An increase in administrative costs from A$2,753,365 in 2007 to A$8,096,798 in 2008. During 2008, the corporate management and service fees charged to us by AXIS was A$5,413,203 . AXIS charged us A$2,459,665 for Directors’ fees, salaries  and salary related matters incurred in behalf of the Company, which relates to our share of salaries paid to the President & Chief Executive Officer, Chief Financial Officer and Secretary, Executive General Manager, General Manager Business, Project Manager and other staff of AXIS who provide services to the Company. The Company paid insurance premiums of A$66,586 (US$45,991) for 2008. The Company incurred A$856,703 for travel by Directors and officers, contractors, and other AXIS staff who provide services to the Company on capital raising trips, trips to the field, A$1,269,395 for investor relations consultants and A$15,329 n borrowing costs and bank fees; A$24,068 for motor vehicles costs, A$100,976 for public relations; A$91,672 for stock transfer agent services; and A$5,893 for consumables. During 2008, the Company issued shares to certain shareholders for registration statement non-performance amounting to A$660,494; paid A$213,758 for rent of offices in Melbourne, Mt Isa and New York and an apartment; A$169,489 for subscription to industry papers and services; A$45,231 for telecommunications support; A$78,927 for depreciation of non-field assets and minor equipment purchases, A$60,487 for franchise tax, general costs of A$170,507. AXIS charge A$98,528 for asset usage of plant and equipment, an administration and service fee of A$1,661,723. The overall increase in administration costs related to the increase in activity by the Company as a consequence of providing support to a field exploration program for a full financial year as the exploration projects develop, capital raising activities, preparation of regulatory filings and registration statements. During 2007, the corporate management and service fees charged to us by AXIS was A$410,416. AXIS charged us A$454,107 for Directors’ fees, salaries and salary related matters incurred in behalf of the Company, which relates to our share of salaries paid to the President & Chief Executive Officer, Chief Financial Officer and Secretary, General Manager Development and Resources, General Manager Business and other staff of AXIS who provide services to the Company. One independent Director charged directly to the Company the amount of A$20,000 for 2007. The Company paid insurance premiums of A$35,100 for 2007, incurred A$282,648 for travel by Directors and officers on capital raising trips, A$67,867 for travel of Directors, officers and support contractors to the field, A$534,268 for investor relations consultants and A$36,595 for tax matters, employee option valuation and exploration tenement maintenance; and A$13,443 for postage and freight charges. During 2007, the Company issued shares to certain shareholders for registration statement non-performance amounting to A$604,805; A$111,197 for New York rent; A$49,256 for subscription to industry papers and services; A$15,564 for telecommunications support; A$14,751 for website maintenance; A$15,601 for depreciation of non-field assets and minor equipment purchases, A$8,238 for franchise tax, general costs of A$10,791 and A$8,791 for printing and stationery. AXIS charge A$120,000 for asset usage of plant and equipment of which $60,000 was charged to costs in 2007 and there was no comparable amount for 2006. The overall increase in administration costs related to the increase in activity by the Company as a consequence of providing support to a field exploration program from mid February 2007 to November 2007, capital raising activities, preparation of regulatory filings and Form SB-2 Registration Statement.

(viii)
Stock based compensation has increased from A$375,740 for 2007 to A$5,185,743 for 2008. The Company has issued options under the 2006 Incentive Option Plan in throughout 2006, 2007 and 2008. The increase is a result of additional options issued, amortization of certain options for a full 12 month period and includes an adjustment for forfeited options. See note 7 for further details on the options issued.

Accordingly, the loss from operations increased from A$8,517,751 for the year ended December 31, 2007 to A$19,682,184 for the year ended December 31, 2008.

There was no provision for tax in either 2008 or 2007.

The net loss amounted to A$14,221,560 for the year ended December 31, 2008, compared to a net loss of A$8,638,129 for the year ended December 31, 2007.

The net loss per common equivalent share in 2008 was A$0.07 (US$0.05) compared with a net loss with a common equivalent share price of A$0.06 in the prior year.

Liquidity and Capital Resources

We funded our operations through fund raisings noted below.

As of December 31, 2009, the Company has cash of A$72,666,088 (US$64,898,082).

During fiscal 2009, net cash used in operating activities was A$30,508,919 (US$27,247,516), as compared to A$15,359,851 in 2008, reflecting the commencement of the Company’s phosphate exploration activities in the third quarter of 2008, which intensified in 2009 and the increase in the level of diamond exploration in 2009. During fiscal 2009, net cash used in investing activities was A$24,632,260 (US$21,999,072) and A$5,677,315 in 2008. The major component in 2009 was the cost of the investment in unconsolidated entities of A$13,082,295 (US$11,683,798) (2008 $nil) and the investment in the subsidiary of A$9,198,412 (US$8,215,102) (2008 $nil); additions to property, plant and equipment and motor vehicles of A$3,356,338 (US$2,997,546) (2008 A$4,640,717); and we received A$1,272,343 (US$1,136,330)(2008 $nil) from the sale of investments. In 2009, capital expenditure includes A$nil (2008 A$1,270,869) for a Lear jet, A$1,720,847 (2008 A$2,536,607) for land, buildings and associated equipment and the purchase of motor vehicles, non cash purchase of motor vehicles under capital finance agreements of A$87,149 (2008 A$705,841) and plant upgrade at Merlin of A$579,228 (2008 A$nil). During fiscal 2009, net cash provided by financing activities was A$13,190,827 (US$11,780,728) which represented the proceeds of private placements offering of shares of Common Stock of our subsidiary of A$13,542,008 (US$12,094,367) (2008 A$nil) less costs of A$20,342 (US$18,167) and we repaid A$353,944 (US$136,107) under finance leases. At December 31, 2009 and 2008,, the Company held US$930,857 and US$4,213,003 respectively in interest bearing accounts in US banking institutions. During the year, the Company had significant US$ cash balances which when converted to Australian dollars results in a large foreign exchange loss.

We plan to continue our exploration and pre-development program throughout 2010 and anticipate spending A$16.3 million on exploration and pre-development and A$10.4 million on administrative costs. However, if exploration and pre-development results are positive, we believe that we have the cash resources or will be able to raise additional equity capital in order to progress our exploration and development program at a faster rate.

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

During the third quarter of 2008, the 5,000,000 options issued to IFFCO, at an exercise price of US$2.50 per share and expiring 60 days from July 11, 2008 were exercised on August 11, 2008 and pursuant to the Share Options Agreement, received a 1.2% discount on the exercise price. The total amount received was A$13,672,091 (US$12,350,000) and the Company issued 5,000,000 shares of common stock. The 8,000,000 options expiring 12 months after July 11, 2008 and the 8,000,000 options expiring 18 months after July 11, 2008 were not exercised and lapsed.

The total remaining proceeds to be received upon the exercise of the options amount to US$36 million, and when exercised will be utilized to fund expenditure related to the Company’s phosphate project.

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

Between July 1, 2008 and December 31, 2008, an additional 327,600 options were exercised for US$0.111, total amount received A$38,950 (US$36,364) and the Company issued 327,600 shares of common stock.

Between January 1, 2009 and December 31, 2009, an additional 18,000 options were exercised for US$0.111, total amount received A$2,763 (US$1,998) and the Company issued 18,000 shares of common stock.

The Company is considered to be an exploration stage company, with no significant revenue, and is dependent upon the raising of capital through placement of its Common Stock, preferred stock or debentures. In the event the Company is unsuccessful in raising such capital, it may never commence active operations.

Contractual Obligations	Total A$000’s	Less than 1 year A$000’s	1-3 Years A$000’s	3-5 Years A$000’s	More than 5 years A$000’s
Long term debt obligations	-	-	-	-	-
Capital lease obligations	297	288	9	-	-
Operating lease obligations	649	407	242	-
Purchase obligations		4,077	1,718
Other long term liabilities reflected on the consolidated balance sheet under GAAP	936	83	161	161	531
	1,882	4,855	2,130	161	531

Impact of Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements on the Company’s annual financial statements, see Note 2 to the Company’s Financial Statements which are included herein.

Item 7.	Quantitative and Qualitative Disclosures About Market Risk.

At December 31, 2009, the Company had no outstanding Loan Facilities.

Item 8.	Financial Statements and Supplementary Data.

See the Financial Statements beginning on page F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants or any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two years ended December 31, 2009.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2009. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

PKF, Certified Public Accountants, A Professional Corporation, the Company’s independent registered public accounting firm, has issued their report on their audit of the Company’s internal control over financial reporting as of December 31, 2009, a copy of which is included herein.

(b)	Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Legend International Holdings, Inc.

We have audited Legend International Holdings, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Legend International Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Legend International Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Legend International Holdings, Inc as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2007, 2008 and 2009 and the cumulative amounts from inception, January 5, 2001 through December 31, 2009 and our report dated March 15, 2010 expressed an unqualified opinion thereon.

New York, NY	PKF
March 15, 2010	Certified Public Accountants A Professional Corporation

(c)	Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the Company’s fourth fiscal quarter.

(d)	Other

We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of December 31, 2009, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets out certain information concerning the Company’s executive officers and directors.

Name	Age	Position(s) Held

Joseph Gutnick	57	Chairman of the Board
		President, Chief Executive Officer and Director.

David Tyrwhitt	71	Director

Dr U.S Awasthi	64	Director

Dr Allan Trench	46	Director

Henry Herzog	68	Director

Peter Lee	52	Secretary, Chief Financial Officer and Principal Accounting Officer.

Craig Michael	32	Executive General Manager

Edward Walker	38	Project Manager

Director Qualifications

The following paragraphs provide information as of the date of this report about each director as well as about each executive officer.  The information presented includes information each director has given us about his age, all positions he holds, his principal occupation and business experience for the past five years, and the names of other publicly-held companies of which he currently serves as a director or has served as a director during the past five years.  In addition to the information presented below regarding each director’s specific experience, qualifications, attributes and skills that led our Board to the conclusion that he should serve as a director, we also believe that all of our directors have demonstrated an ability to exercise sound judgment, as well as a commitment of service to Legend and our Board.  Finally, we value their significant experience in the mining industry and other public and board committees.

Joseph Gutnick

Mr. Gutnick has been Chairman of the Board, President and Chief Executive Officer since November 2004 and has been Chairman of the Board, President and Chief Executive Officer of numerous public listed companies in Australia and the USA specialising in the mining sector since 1980. Mr. Gutnick is currently Chairman of the Board, President and Chief Executive Officer of Golden River Resources Corporation, Northern Capital Resources Corporation, Yahalom International Resources Corporation, ProIndia International, Inc. and Aurum, Inc., US corporations; and Executive Chairman and Managing Director of North Australian Diamonds Limited, Top End Uranium Limited and Quantum Resources Limited, all listed on Australian Securities Exchange. He has previously been a Director of Hawthorn Resources Limited, Astro Diamond Mines NL, Acadian Mining Corporation and Royal Roads Corporation in the last five years. Mr. Gutnick was previously been a Director of the World Gold Council.  He is a Fellow of the Australasian Institute of Mining & Metallurgy and the Australian Institute of Management and a Member of the Australian Institute of Company Directors.

David Tyrwhitt

Dr Tyrwhitt was appointed a Director in March 2005. He is a geologist, holding a Bachelor of Science and PhD degrees and has 46 years experience in mineral exploration and management development and operation of gold mines in Australia.  Dr Tyrwhitt has been a Director of numerous public listed companies in Australia in the mining industry and is currently a Director of Hawthorn Resources Limited, Quantum Resources Limited, Golden River Resources Corp, a Delaware corporation (GORV.OB) and Northern Capital Resources Corp., a Delaware corporation since 2008. In the last five years, he has also been a Director of Astro Diamond Mines NL.

U.S. Awasthi

Dr. Awasthi was appointed a Director in August 2008. Dr. Awasthi has been the Managing Director of IFFCO since February 1993, the largest producer and seller of fertilizers in India. Dr. Awasthi has worked in various pivotal positions in IFFCO & KRIBHCO and acquired all-round expertise in planning and execution of fertilizer plants and was closely associated with the construction of Hazira as well as Aonla Projects. In 1986, he joined Pyrites, Phosphates & Chemicals Limited (PPCL) as its Chairman and Managing Director. He also held additional charge as Chairman & Managing Director of Rashtriya Chemicals & Fertilizers Ltd. (RCF) from April 1991 to March 1992. Dr. Awasthi was the Chairman of the Fertilizer Association of India (FAI), New Delhi, during 1994-96. He held the position of President, International Fertilizer Industry Association (IFA), Paris during 1997-99. Dr. Awasthi has over 30 papers to his credit and has co-authored a book ‘Fertilizer Industry in India’.

Allan Trench

Dr. Trench was appointed a Director in August 2008. Dr Allan Trench is a geologist/geophysicist and business management consultant with approximately 20 years experience within the Australian resources sector across a number of commodity groups and is currently Chairman of the Board and a Director of Acadian Mining Corporation (ADA:TSX), a Director of Navigator Resources Ltd, Pioneer Resources Limited and Venturex Resources Limited, and was a Director of Heron Resources Ltd during the past five years. Dr Trench was the Exploration Manager for WMC for the Leinster-Mt Keith region and then managed a number of exploration companies associated with Mr. Joseph Gutnick before joining McKinsey & Company as a management consultant. In his role at McKinsey, Dr Trench was an advisor to a number of large international resources companies on strategic, organization and operational issues. From 2004 to 2006 Dr Trench was employed in a contract role as corporate strategist end benchmarking manager at Woodside Energy, helping to building Woodside’s capability in strategy, benchmarking and performance improvement across its global asset portfolio. Following this, he was employed by the CRU Group and was firstly responsible for global copper research managing a team of 12 analysts and more recently as Regional Director - Australasia. Dr Trench also serves as a non executive director for two other resource companies and currently holds the title of Adjunct Professor of Mineral Economics & Mine Management at the WA School of Mines, Curtin University.

Henry Herzog

Mr. Henry Herzog has more than 40 years of corporate and management experience. He has been a Director of the Company since August 2008. Mr. Herzog has served in various positions as President, Vice President or Director of a number of publicly listed companies in Australia and the United States, predominantly in the mining sector and is currently also a Director of North Australian Diamonds Limited (NAD:ASX). Mr. Herzog was responsible for the restructuring and reorganization of several publicly listed companies including Bayou International Limited, now known as Golden River Resources Corporation (GORV.OB), where he served as its President and Chief Executive Officer from 1986-1988 and as a Vice President from 1988-1989. For at least the past five years, Mr. Herzog has also been managing a number of private investment entities. He is also a member of the Board of Trustees of a non-profit college of higher education.

Peter Lee

Mr. Lee has been Chief Financial Officer since March 2005 and Secretary since November 2004.  He is a Director, Chief Financial Officer and Secretary of Golden River Resources Corp, a Delaware corporation (GORV.OB), Chief Financial Officer and Secretary of Aurum, Inc. (AURM.OB), ProIndia International, Inc. (PNDI.OB), Northern Capital Resources Corp and Yahalom International Resources Corp, and Chief Financial Officer and Company Secretary of North Australian Diamonds Limited, Top End Uranium Ltd and Quantum Resources Limited, all listed on Australian Securities Exchange. Mr Lee is also President, Chief Executive Officer and Director of Acadian Mining Corporation (ADA:TSX) and Chairman of the Board and Director of Royal Roads Corp (RRO:TSX-V). Mr. Lee is a Member of the Institute of Chartered Accountants in Australia, a Fellow of Chartered Secretaries Australia Ltd., a Member of the Australian Institute of Company Directors and holds a Bachelor of Business (Accounting) from Royal Melbourne Institute of Technology. He has over 25 years commercial experience and is currently Chief Financial Officer and Company Secretary of several listed public companies in Australia.

Craig Michael

Mr. Michael has been Executive General Manager of the Company since September 2007 and has more than nine years experience in the mining and resources industry and is a Director of Aurum, Inc. (AURM:OB) and North Australian Diamonds Limited (NAD:ASX). From February 2004 to September 2007, he was employed by Oxiana Ltd where he was based in Laos in a Supervisor/Trainer role, both as a Mine Geologist and Resource Geologist at the Sepon Copper Gold Project. He was responsible for the geological interpretation of the Khanong copper-gold deposit and the surrounding oxide and primary gold deposits. In conjunction with training the national geologic staff in all mining and resource geology functions Mr. Michael also conducted resource estimates for public reporting. Prior to his time with Oxiana, he was a Mine Geologist at Sons of Gwalia’s Carosue Dam Gold Project in Western Australia where he also conducted his honours thesis on their flagship Karari gold deposit.

Edward Walker

Mr Walker has been Project Manager of the Company since October 2008. He has acquired extensive international experience in the mining and water sectors via a number of senior engineering and project manager roles in international organizations, including as Principal Engineer for Parsons Brinkerhoff Australia from April 2007 to October 2008 and prior to that was with Bahia Mineracao Limitada as Senior Project Manager. Mr Walker spent over 10 years in senior engineering roles in Australia and the United Kingdom before spending two years as a senior project manager of an Iron Ore Mining project run by Brazilian company Bahia Mineração Limitada (BML). He then moved to a multi-disciplinary engineering firm Parsons Brinkerhoff as a Principal Engineer responsible for business development and delivery of client projects. Mr Walker has a Bachelor of Engineering (Civil) from Swinburne University of Technology and an Executive MBA from the Business School of São Paulo.

Involvement on Certain Material Legal Proceedings During the Last Ten Years

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

Board of Directors

Our Certificate of Incorporation provides that there must be at least one Director of the Company.  Our Board of Directors currently consists of five directors.

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

Our Board of Directors consists of five members, of whom three would meet the independence requirement of the NASDAQ Stock Market.

The Company encourages all Directors to attend the Annual Meeting of stockholders, either in person or by telephone. Mr. Gutnick attended the 2009 Annual Meeting via video conference, and Dr Tyrwhitt and Mr. Herzog attended the 2009 Annual Meeting. Dr Awasthi was unavailable due to business commitments.

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
Legend International Holdings, Inc.
PO Box 6315 St Kilda Road
Central Melbourne, Victoria 8008 Australia

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our Directors, executive officers and beneficial owners of more than 10% of the outstanding Common Stock are required to file reports with the Securities and Exchange Commission concerning their ownership of and transactions in our Common Stock and are also required to provide to us copies of such reports.  Based solely on such reports and related information furnished to us, we believe that in fiscal 2009 all such filing requirements were complied with in a timely manner by all Directors and executive officers and 10% stockholders.

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

Mix of Compensation Elements

Our executive compensation during fiscal 2009 consisted of base salary, cash bonuses, grants under our 2006 Equity Incentive Plan, benefits and perquisites. We do not have any formal or informal policy or target for allocating compensation between long-term and short term compensation, between cash and non-cash compensation or among the different forms of non-cash compensation. Similarly, compensation decisions regarding one compensation component do not directly affect decisions regarding other compensation elements. For example, an increase to the base salary of a named executive officer does not require a formulaic decrease to another element of the executive’s compensation. Instead, we have determined subjectively on a case-by-case basis the appropriate level and mix of the various compensation components.

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

Components of Compensation

Base Salary.  The base salaries for the Company’s named executive officers for the year ended December 31, 2009 were established in fiscal 2008 and reviewed effective June 2008 by AXIS with the consultation and approval of the Company’s Board of Directors. The services of our named executive officers are provided to us under a Service Agreement with AXIS Consultants Pty Ltd. Cash compensation is paid to the named executive officers by AXIS and is reimbursed to AXIS by the Company. AXIS advised that adjustments to base salaries are generally determined based upon a number of factors, including the client companies performance (to the extent such can fairly be attributed or related to each executive’s performance), as well as the nature of each executive’s responsibilities, capabilities and contributions, and whether their salary fairly reflect job responsibilities and prevailing market conditions and rates of pay. AXIS advised that it considered each of these factors but did not assign a specific value to each factor in raising base salaries for 2008. The Company believes that the remuneration (including salaries) charged to the Company by AXIS for the Company’s named executive officers have historically been reasonable in relation to the Company’s size and performance in comparison with the compensation paid by similarly sized companies or companies within the Company’s industry. AXIS has advised that the level of remuneration charged to the Company for the named executive officers for the year ended December 31, 2009 increased over 2008 as a result of the significant increase in time spent by those named executive officers with the development of the phosphate project of the Company, the investments of the Company and corporate compliance matters dealt with as a result of the increase in the level of activity. The Company acknowledged the increase in activity referred to by AXIS and believes the increase in the level of remuneration appropriate given the circumstances.

Cash Bonuses   AXIS with the acknowledgement of the Company, awarded cash bonuses to the Company’s named executive officers for the period July 2008 to December 2009 to acknowledge the significant work undertaken by the named executives of the Company in advancing the phosphate project of the Company for the benefit of shareholders. The bonuses were not based on a predetermined formula. The Company’s independent directors, at the time, were consulted on the bonuses and determined that the bonuses were reasonable given the overall advancement of the Company’s activities.

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

Accounting and Tax Treatment

The accounting treatment of our compensation plans is not a significant factor in how we design our executive compensation plans. Section 162(m) of the Internal Revenue Code of 1986, as amended, generally denies publicly-held corporations a federal income tax deduction for compensation exceeding $1,000,000 paid to named executive officers, excluding performance-based compensation. Through December 31, 2009, we have not paid compensation to any of our named executive officers in excess of $1,000,000, excluding performance-based compensation, thus Section 162(m) has not limited our ability to deduct executive compensation, however the Compensation Committee will continue to monitor the potential impact of this provision on our ability to deduct executive compensation.

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

Compensation Committee Report

The Compensation Committee, comprised of independent directors, reviewed and discussed the above Compensation Discussion and Analysis with the Company’s management. Based on that review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on From 10-K.

Compensation Committee:
Dr. Allan Trench
Dr. David Tyrwhitt
Mr. Henry Herzog

The following table sets forth the annual salary, bonuses and all other compensation awards and pay outs on account of our Chief Executive Officer for services rendered to us during the fiscal years ended December 31, 2007, 2008 and 2009, and for our Chief Financial Officer and Secretary, Executive General Manager and Project Manager for 2009.  No other executive officer received more than US$100,000 per annum during this period.

Summary Compensation Table

Name and Principal Position	Year	Salary (A$)	Bonus (A$)	Stock Awards (A$)	Option Awards (A$)	Non-Equity Incentive Plan Compensation (A$)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (A$)	All Other Compensation (A$)	Total (A$)
Joseph Gutnick, Chairman of the Board, President and CEO	2009 2008 2007	675,210 487,000 82,132	125,000 100,000 -	- - -	776,530 1,323,168 86,764 (i)	- - -	- - -	147,886 118,288 26,768 (ii)	1,724,626 2,028,456 195,664
Peter Lee, CFO & Secretary	2009 2008 2007	309,596 214,634 115,400	82,500 80,000 -	- - -	208,412 480,499 65,501 (i)	- - -	- - -	98,417 58,339 38,825 (ii)(iii)	698,925 833,471 219,726
Craig Michael, Executive General Manager	2009 2008 2007	254,377 206,518 48,988	77,500 80,000 -	- - -	299,500 699,453 59,341 (i)	- - -	- - -	75,170 19,362 11,948 (ii)(iii)	706,547 1,005,333 120,277
Edward Walker, Project Manager	2009	240,837	75,000	-	71,351 (i)	-	-	40,291 (ii)(iii)	427,479

(i)
The amounts included in the table for option awards have been calculated in accordance with FASB ASC Topic 718. They relate to the value of the options that have not been exercised by the individual and accordingly no value has been realized.

(ii)	Includes share of superannuation contributions made by AXIS applicable to salaries charged to the Company.
(iii)	Includes share of cost of motor vehicle costs made by AXIS applicable to Messrs. Lee, Michael and Walker as charged to the Company.

The services of our Chief Executive Officer, Chief Financial Officer & Secretary, Executive General Manager and Project Manager are provided to us pursuant to a Service Agreement effective December 1, 2004 (the “Service Agreement”) by and between AXIS Consultants Pty Limited and ourselves.

Outstanding Equity Awards at Fiscal Year-End

Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Been Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Joseph Gutnick, Chairman of the Board, President and CEO	3,333,334 2,250,000	- -	1,666,666	US$2.00 US$1.00	2/07/18 9/19/16	-	-	-	-
Peter Lee, CFO and Secretary	787,500 787,500 666,666	- - -	333,334	US$0.444 US$1.00 US$1.00	9/19/16 9/19/16 12/28/17	- - -	- - -	- - -	- - -
Craig Michael, Executive General Manager	100,000 100,000 833,333	- - -	50,000 50,000 416,667	US$0.444 US$1.00 US$1.00	9/10/17 9/10/17 12/28/17	- - -	- - -	- - -	- - -
Edward Walker, Project Manager	166,667	-	333,333	US$1.00	04/12/18	-	-	-	-

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

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2009, information regarding options under our 2006 stock option plan, our only active plan.  The 2006 stock option plan has been approved by our stockholders. Outstanding options under this plan that are forfeited or cancelled will be available for future grants.  All of the options are for the purchases of our Common Stock.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available future issuance under equity compensation (excluding securities reflected in Column One)
Equity compensation plans approved by security holders	23,687,500	A$1.31	2,395,272
Equity compensation plans not approved by security holders	-	-	-

Director Compensation

Name	Fees Earned or Paid in Cash (A$)	Stock Awards ($)	Option Awards ($) (i)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total (A$)
David Tyrwhitt	66,000	-	883,229	-	-		949,229
Dr US Awasthi	60,000	-	49,946	-	-		109,946
Manish Gupta	15,000	-	49,946	-	-		64,946
Dr Allan Trench	66,000	-	105,402	-	-		171,402
Henry Herzog	66,000	-	49,946	-	-		115,946
(i)
The amounts included in the table for option awards has been calculated in accordance with FASB ASC Topic 718. They relate to the value of the options that have not been exercised by the individual and accordingly no value has been realized.

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

The following table sets out, to the best of our knowledge, the numbers of shares in us beneficially owned as at December 31, 2009 by:

(i)	each of our present Executive Officers and Directors,

(ii)	each person (including any “group” as that term is defined in Section 13(d)(3) of the Securities Exchange Act) who beneficially owns more than 5% of our Common Stock, and

(iii)	all of our present Directors and officers as a group.

Title of Class	Name	Number of Shares Owned		Percentage of Shares (1)
Shares of Common Stock	Joseph and Stera Gutnick *	74,260,060	(2)(3)(4)(5)	32.81
Shares of Common Stock	David Tyrwhitt *	333,333	(6)	-
Shares of Common Stock	U.S. Awasthi *	116,667	(7)	-
Shares of Common Stock	Allan Trench *	116,667	(8)	-
Shares of Common Stock	Henry Herzog *	1,001,607	(9)(10)	**
Shares of Common Stock	Peter Lee *	2,241,666	(11)	**
Shares of Common Stock	Craig Michael *	1,033,333	(12)	**
Shares of Common Stock	Edward Walker *	116,667	(13)	-

	All officers and Directors As a Group	79,220,000		35.00

Shares of Common Stock	Attara Fund Ltd. 767 Fifth Avenue – 12th Fl. New York, NY 10153	30,629,300	(14)	13.53

Shares of Common Stock	Kisan International Trading, FZE Emaar Business Park No.2, Office 562, Jebel Ali Dubai, UAE Post Box 261835	43,300,464	(15)	19.13

Shares of Common Stock	Soros Fund Management LLC 888 Seventh Avenue New York, NY 10106	23,431,180	(16)	10.35

*	unless otherwise indicated, the address for each person is C/- Legend International Holdings, Inc., Level 8, 580 St Kilda Road, Melbourne, Victoria 3004, Australia.
**	less than 1%

Notes relating to Item 12:

(1)	Based on 226,333,392 shares outstanding as of December 31, 2009.

(2)
Includes 48,775,476 shares of Common Stock owned by Renika Pty. Ltd., of both of which Mr Joseph Gutnick, Stera M. Gutnick and members of their family are officers, Directors and principal stockholders.

(3)
Includes 750,000 shares issuable to Mr Joseph Gutnick upon exercise of stock options of which vested on September 19, 2007, 750,000 options which vested on September 19, 2008, 1,666,667 options which vested on February 7, 2009, 750,000 options which vested on September 19, 2009 and 1,666,667 options which vested on February 7, 2010. Mr Gutnick holds a further 1,666,666 options which vest on February 7, 2011.

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

(6)	Include 333,333 options which vested on July 21, 2009. Does not include 333,333 options which vest on July 21, 2010 and 333,334 options which vest on July 21, 2011.

(7)	Includes 116,667 options which vested on December 4, 2009. Does not include 116,667 options which vest on December 4, 2010 and 116,666 options which vest on December 4, 2011.

(8)	Includes 116,667 options which vested on August 11, 2009. Does not include 116,667 options which vest on August 11, 2010 and 116,666 options which vest on August 11, 2011.

(9)	Includes 884,940 shares of Common Stock owned by Riccalo Pty. Ltd., of which Mr Henry Herzog and members of his family are officers, Directors and principal stockholders.

(10)	Includes 116,667 options which vested on December 4, 2009. Does not include 116,667 options which vest on December 4, 2010 and 116,666 options which vest on December 4, 2011.

(11)
Includes 525,000 shares issuable to Mr. Peter Lee upon exercise of stock options of which vested on September 19, 2007, 525,000 options which vested on September 19, 2008, 333,333 options which vested on December 28, 2008, 333,333 options which vested on December 28, 2009 and 525,000 options which vested on September 19, 2009. Does not include 333,334 options which vest on December 28, 2010.

(12)
Includes 100,000 shares issuable to Mr. Craig Michael upon exercise of stock options of which vested on September 10, 2008, 416,666 options which vested on December 28, 2008, 100,000 options which vested on September 10, 2009 and 416,667 options which vested on December 28, 2009. Mr Michael holds a further 100,000 options which vest on September 10, 2010 and 416,667 options which vest on December 28, 2010.

(13)	Includes 166,667 options which vested on December 4, 2009. Does not include 166,667 options which vest on December 4, 2010 and 166,666 options which vest on December 4, 2011.

(14)	In accordance with a Schedule 13G dated December 3, 2009, Attara Capital L.P. and Mr. David Slager may be deemed to be beneficial owners of the shares of Common Stock.

(15)
Includes 34,300,464 shares of common stock owned by Kisan International Trading, FZE, a subsidiary of Indian Farmers Fertilizer Cooperative Limited (“IFFCO”). Also includes share issuable upon exercise of 9,000,000 stock options which are exercisable no later than July 14, 2010 at an exercise price of US$4.00 per option.

(16)
Based upon a Schedule 13G/A filed with the SEC on February 16, 2010:  Represents Shares held for the account of Quantum Partners LDC, a Cayman Islands exempted limited duration company (“Quantum Partners”) Quantum EMEA Fund Ltd., a Cayman Islands exempted limited liability company (“Quantum EMEA”), and RS Capital Partners Ltd., a Cayman Islands exempted limited liability company (“RE Capital”).  Soros Fund Management LLC (“SFM LLC”) serves as principal investment manager to Quantum Partners, Quantum EMEA, and RS Capital.  As such, SFM LLC has been granted investment discretion over portfolio investments, including the Shares, held for the account of Quantum Partners, Quantum EMEA, and RS Capital.  George Soros serves as Chairman of SFM LLC, Robert Soros serves as Deputy Chairman of SFM LLC, and Jonathan Soros serves as President and Deputy Chairman of SFM LLC.

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

We are required to reimburse AXIS for any direct costs incurred by AXIS for the Company.  In addition, we are required to pay a proportion of AXIS’s overhead cost based on AXIS’s management estimate of our utilization of the facilities and activities of AXIS plus a service fee of not more than 15% of the direct and overhead costs. Amounts invoiced by AXIS are required to be paid by us.  We are also not permitted to obtain from sources other than AXIS, and we are not permitted to perform or provide ourselves, the services contemplated by the Service Agreement, unless we first requests AXIS to provide the service and AXIS fails to provide the service within one month.

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

During 2007, AXIS charged the Company A$1,126,311 in management fees including salaries incurred in relation to AXIS staff that provided services to the Company, A$834,552 for exploration services provided to the Company, A$151,800 for asset usage, interest of A$14,683 and we repaid A$2,432,687. AXIS charged interest at a rate of 10.10% for 2007. The amount owed to AXIS at December 31, 2007 was A$6,912. During 2008, AXIS charged the Company A$5,413,203 in management and administration services including salaries incurred in relation to AXIS staff that provided services to the Company and A$2,224,638 for exploration services provided to the Company. The Company placed on deposit with AXIS funds amounting to A$699,638 to acquire two properties in Mt Isa, which is the base for the Company’s phosphate project, to be used to accommodate AXIS employees and consultants when working in Mt Isa and relocating to the field operations. The Company also purchased a lear jet owned by AXIS (at cost to AXIS) amounting to A$1,210,000 which includes 10% GST and was based on an independent valuation, to utilize in its field operations; and a residential property at a value of A$900,000 (cost to AXIS) used to accommodate AXIS employees when visiting field operations. The Company has entered into a rental agreement with AXIS for one rental property used by AXIS staff when conducting field operations for the Company. The rental agreement is for the period October 1, 2008 to September 30, 2009. The Company paid rental expense of A$6,240 for 2008. During 2008, the Company paid AXIS an aggregate of A$10,551,866 which included the cost of the Lear jet, the three properties and an advance for 2009 charges and ongoing operations.  The Company charged AXIS interest of A$49,931 at the rate between 10.35% to 11.75%.The amount owed by AXIS at December 31, 2008 was A$1,552,919. During 2009, AXIS charged the Company A$4,876,381 in management fees including salaries incurred in relation to AXIS staff that provided services to the Company, A$8,273,059 for exploration services provided to the Company, interest of A$81,504, provided advance funding to AXIS of A$606,000 and we repaid A$12,805,855. AXIS charged interest at a rate between 9.25% and 10.35% for 2009. The amount due from AXIS at December 31, 2009 was A$1,878,205, and is included in receivables.

Mr Joseph Gutnick, the President of the Company advanced the Company the initial deposit on opening a US Dollar bank account. In March, 2007, the balance of A$831, owing of the initial advance of A$1,303 (US$1,000) less expenses incurred of A$472, was repaid.

The Company appointed Mr. Mordechai Gutnick, as the Company’s General Manager, Business in December, 2007.  Mr.  Gutnick is the son of Joseph Gutnick, the Company’s President and Chairman of the Board.  Mr. Mordechai Gutnick receives an annual salary paid via AXIS.  In addition, in December, 2007, Mr. Mordechai Gutnick was granted 2,000,000 stock options.

During the 2009 year, the Company invested in North Australian Diamonds Ltd (“NADL”) through on-market purchases on ASX and through a takeover offer. At December 31, 2009, the Company held 47.83% of the issued shares of NADL. The Company’s President and Chief Executive Officer, Executive General Manager and one of its independent Directors are Executive Chairman and Managing Director, and Directors respectively of NADL.  In addition, the Company’s President is a director and officer of Yahalom International Resources Corporation (“Yahalom”).  Yahalom tendered 378,275,603 NAD shares to the Company for which it received A$3,058,660, or A$0.008 per share, which represented its cost of purchase for the NAD shares and was less than the A$0.015 per share purchase price paid to the non-affiliated shareholders of NAD.  All of the shares in Yahalom are held in trust by Northern Raizel Pty Ltd., as trustee of a family trust for the benefit of members of the Company’s President’s family.  The Company’s President is a director and a stockholder of Northern Raizel.  The Company’s President did not take part in any material decision made by either the Company or NAD relating to the Offer and/or the Takeover Bid.

During the 2009 year, the Company took a private placement of shares of common stock in Northern Capital Resources Corp (“NCRC”). At December 31, 2009, the Company held 21.29% of the shares of NCRC. The Company’s President and Chief Executive Officer and one of its independent Directors are President and Chief Executive Officer and Director respectively of NCRC and certain companies with which the Company’s President is affiliated own approximately 67% of the outstanding shares of NCRC.

During the 2009 year, the Company and NADL entered into a camp access agreement and airfield access agreement relating to the Merlin camp and airstrip to allow the Company to utilize these facilities. Under the arrangements, the Company paid NADL $836,570 to upgrade the facilities, $132,698 for accommodation, meals and fuel and NADL paid the Company $21,022 for costs incurred in behalf of NADL. At December 31, 2009, the Company owes NADL $19,265 pursuant to these arrangements.

Transactions with Management.

We have a written policy that we will not enter into any transaction with an Officer, Director or affiliate of us or any member of their families unless the transaction is approved by a majority of our disinterested non-employee Directors and the disinterested majority determines that the terms of the transaction are no less favourable to us than the terms available from non-affiliated third parties or are otherwise deemed to be fair to us at the time authorized.

Item 14.	Principal Accounting Fees and Services.

The following table shows the audit fees incurred for fiscal 2009 and 2008.

	2009 A$	2008 A$

Audit fees	220,199	260,690
Audit related fees	-	-
Tax fees	35,102	11,492
Total	255,301	272,182

Audit fees were for the audit of our annual financial statements, review of financial statements included in our 10-Q quarterly reports, and services that are normally provided by independent auditors in connection with our other filings with the SEC.  This category also includes advice on accounting matters that arose during, or as a result of, the audit or review of our interim financial statements. The fees related to 2008 also include services provided by our independent auditors in connection with the filing of an amendment to our originally filed 2008 Form 10-K.

 Tax fees relate to the preparation of the Company’s tax returns and various tax planning and compliance related filings.

As part of its duties, our Audit Committee pre-approves audit and non-audit services performed by our independent auditors in order to assure that the provision of such services does not impair the auditors’ independence. Our Audit Committee does not delegate to management its responsibilities to pre-approve services performed by our independent auditors.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Documents filed as part of the report.

(1)	All Financial Statements
Page

	Report of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheet	F-2
	Consolidated Statements of Operations	F-3
	Consolidated Statements of Stockholders’ Equity (Deficit)	F-4
	Consolidated Statements of Cash Flows	F-6
	Notes to Consolidated Financial Statements	F-7 - F-25

(2)	Financial Statements Schedule

All other schedules have been omitted because they are not applicable or not required, or because the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits

See Index to Exhibits at page 70 for a description of the exhibits filed as a part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorised.

LEGEND INTERNATIONAL HOLDINGS, INC.

(Registrant)

By:	/s/ Peter Lee
Peter J Lee
Chief Financial Officer and Secretary

Dated: March 15, 2010

FORM 10-K Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Gutnick
1.	……………………………	Chairman of the Board,
	Joseph Gutnick	President and Chief Executive
Officer (Principal Executive
		Officer) and Director	March 15, 2010

/s/ David Tyrwhitt
2.	……………………………	Director	March 15, 2010
David Tyrwhitt

/s/ Peter Lee
3.	…………………………….	Chief Financial Officer and
	Peter Lee	Secretary (Principal Financial
		and Accounting Officer)	March 15, 2010

/s/ U S Awasthi
4.	……………………………	Director	March 15, 2010
U S Awasthi

/s/ Allan Trench
5.	……………………………	Director	March 15, 2010
Allan Trench

/s/ Henry Herzog
6.	……………………………	Director	March 15, 2010
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

Consolidated Financial Statements for the years ended December 31, 2008 and 2009.

Legend International Holdings, Inc.
Audited Consolidated Financial Statements for the Company for the years ended December 31, 2009 and 2008.

LEGEND INTERNATIONAL HOLDINGS, INC.
(An Exploration Stage Company)

Consolidated Financial Statements

December 31, 2009 and 2008

(with Report of Independent Registered Public Accounting Firm)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Legend International Holdings, Inc

We have audited the accompanying consolidated balance sheet of Legend International Holdings, Inc (An Exploration Stage Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2007, 2008 and 2009 and the cumulative amounts from inception, January 5, 2001 through December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Legend International Holdings, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for the periods indicated above in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2010 expressed an unqualified opinion thereon.

New York, NY	PKF
March 15, 2010	Certified Public Accountants
A Professional Corporation

LEGEND INTERNATIONAL HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Balance Sheet
December 31, 2009

	2009 A$	2008 A$	Convenience Translation 2009 US$
ASSETS

Current Assets:
Cash	72,666,088	119,277,536	64,898,082
Receivables (note 11)	1,148,567	2,843,331	1,025,785
Prepayments	644,033	371,499	575,186
Inventories (note 10)	254,544	92,194	227,333
Trading Securities (note 10)	-	780,946	-
Total Current Assets	74,713,232	123,365,506	66,726,387

Non-Current Assets:
Property and Equipment, net (note 3)	8,473,654	5,320,625	7,567,820
Investment in unconsolidated entities (note 6)	10,409,693	-	9,296,897
Investments (note 10)	2,928,294	-	2,615,260
Deposits (note 5)	2,659,494	793,712	2,375,194
Receivables (note 11)	1,243,172	555,668	1,110,277
Prepayments	622,272	40,194	555,751
Mineral Rights (note 6)	18,290,290	-	16,335,058
Goodwill (note 6)	1,092,950	-	976,114
Total Non-Current Assets	45,719,819	6,710,199	40,832,371

Total Assets	120,433,051	130,075,705	107,558,758

LIABILITIES

Current Liabilities:
Accounts payable and accrued expenses	4,086,609	2,386,575	3,649,750
Lease liability (note 9)	213,550	186,785	190,722
Total Current Liabilities	4,300,159	2,573,360	3,840,472

Non Current Liabilities:
Reclamation and Remediation Provision (note 8)	935,558	206,192	835,547
Lease liability (note 9)	297,914	537,008	266,067
Total Non Current Liabilities	1,233,472	743,200	1,101,614

Total Liabilities	5,533,631	3,316,560	4,942,086

Commitments and Contingencies (Notes 9 and 13)
Stockholders’ Equity
Common stock: US$.001 par value, 300,000,000 shares authorised
226,333,392 and 226,315,392 shares issued and outstanding	275,101	275,076	245,693
Additional Paid-in-Capital	163,765,820	154,661,002	146,259,253
Other Comprehensive Gain (Loss)	(388,529)	38,490	(346,995)
Retained Deficit during development period	(839,463)	(839,463)	(749,724)
Retained Deficit during exploration period	(65,262,031)	(27,375,960)	(58,285,520)

Legend Stockholders’ Equity	97,550,898	126,759,145	87,122,707
Non-Controlling Interests (note 6)	17,348,522	-	15,493,965

Total Equity	114,899,420	126,759,145	102,616,672

Total Liabilities and Equity	120,433,051	130,075,705	107,558,758

The accompanying notes are integral part of the consolidated financial statements.

LEGEND INTERNATIONAL HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations

	For the years Ended December 31			Convenience Translation	January 5, 2001 (Inception) to December 31,
	2007 A$	2008 A$	2009 A$	2009 US$	2009 A$
Revenues:

Sales	-	-	-	-	6,353
less cost of sales	-	-	-	-	(1,362)

Gross profit	-	-	-	-	4,991

Other income
Interest income – related entity	-	49,931	81,503	72,790	131,434
Interest income – other	22,183	3,669,440	3,338,315	2,981,449	7,033,813
Other	-	6,534	403,266	360,157	409,800
	22,183	3,725,905	3,823,084	3,414,396	7,575,047

Costs and expenses:
Legal, professional and accounting	213,063	707,444	880,851	786,687	1,936,755
Exploration expenditure	5,132,000	8,780,037	25,608,743	22,871,169	43,332,165
Aircraft maintenance	-	278,826	1,014,986	906,484	1,293,812
Stock based compensation	375,740	5,185,743	4,259,903	3,804,519	10,592,543
Interest expense	62,196	32,715	64,831	57,901	209,677
Impairment of investment	-	326,526	-	-	326,526
Amortization of mineral rights	-	-	582,710	520,418	582,710
Administration expenses	2,756,935	8,096,798	8,217,286	7,338,858	19,627,728
Total costs and expenses	(8,539,934)	(23,408,089)	(40,629,310)	(36,286,036)	(77,901,916)

(Loss) from operations	(8,517,751)	(19,682,184)	(36,806,226)	(32,871,640)	(70,321,878)
Adjustment to fair value on stepped acquisition (note 6)	-	-	2,200,620	1,965,374	2,200,620
Gain on trading securities	-	70,874	113,739	101,580	184,613
Foreign currency exchange gain/(loss)	(120,378)	5,389,750	(4,661,096)	(4,162,825)	568,259

(Loss) before income taxes and equity in losses of unconsolidated entities	(8,638,129)	(14,221,560)	(39,152,963)	(34,967,511)	(67,368,386)
Provision for income taxes	-	-	-	-	-

Loss before equity in losses of unconsolidated entities	(8,638,129)	(14,221,560)	(39,152,963)	(34,967,511)	(67,368,386)
Equity in losses of unconsolidated entities (note 6)	-	-	(345,707)	(308,751)	(345,707)

Net (loss)	(8,638,129)	(14,221,560)	(39,498,670)	(35,276,262)	(67,714,093)

Net (loss) attributable to non-controlling entities (note 6)	-	-	1,612,599	1,440,212	1,612,599

Net (loss) attributable to Legend stockholders	(8,638,129)	(14,221,560)	(37,886,071)	(33,836,050)	(66,101,494)

Basic and diluted loss per common shares	(0.06)	(0.07)	(0.17)	(0.15)	(0.08)

Weighted average number of common shares used in per share calculations	146,739,872	204,500,520	226,327,933	226,327,933	82,484,596

The accompanying notes are integral part of the consolidated financial statements.

LEGEND INTERNATIONAL HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
for the period ended December 31, 2009

	Common Stock
	Shares	Par Value A$	Additional Paid-In Capital A$	Retained (Deficit) During the Exploration Period A$	Retained (Deficit) During the Development Period A$	Accumulated Other Comprehensive Income (Loss) A$	Non- Controlling Interests A$	Stockholders’ Equity (Deficit) A$
Balance, January 5, 2001	-	-	-	-	-	-	-	-

Shares issued to founder for organisation cost and services at US$0.05 per shares	4,297,500	5,550	118,896	-	-	-	-	124,446
Shares Issued for services rendered at US$0.05 per share	146,250	189	4,046	-	-	-	-	4,235
Shares Issued for Cash	616,500	796	17,056	-	-	-	-	17,852

Net Loss	-	-	-	-	(131,421)	-	-	(131,421)
Balance, December 31, 2001	5,060,250	6,535	139,998	-	(131,421)	-	-	15,112
Shares Issued for Cash	225,000	291	6,225	-	-	-	-	6,516
Shares Issued for Officer’s Compensation	11,250,000	14,529	148,359	-	-	-	-	162,888

Net Loss	-	-	-	-	(182,635)	-	-	(182,635)
Balance, December 31, 2002	16,535,250	21,355	294,582	-	(314,056)	-	-	1,881
Shares Issued for services rendered at US$0.022 per share	5,026,500	6,491	139,065	-	-	-	-	145,556

Net Loss	-	-	-	-	(156,965)	-	-	(156,965)
Balance, December 31, 2003	21,561,750	27,846	433,647	-	(471,021)	-	-	(9,528)
Shares Issued for services rendered at US$0.022 per share	2,004,750	2,589	55,464	-	-	-	-	58,053
Options Issued for services	-	-	160,672	-	-	-	-	160,672
Loan forgiveness-former major shareholder	-	-	12,144	-	-	-	-	12,144

Net Loss	-	-	-	-	(234,611)	-	-	(234,611)
Balance, December 31, 2004	23,566,500	30,435	661,927	-	(705,632)	-	-	(13,270)
Shares issued on cashless exercise of options	17,085,938	22,066	(22,066)	-	-	-	-	-

Net Loss	-	-	-	-	(75,508)	-	-	(75,508)
Balance, December 31, 2005	40,652,438	52,501	639,861	-	(781,140)	-	-	(88,778)
Share issued on cashless exercise of options	72,281,329	93,336	(93,336)	-	-	-	-	-
Shares and options issued under settlement agreement	112,500	144	35,272	-	-	-	-	35,416
Shares issued for cash	12,756,734	16,524	3,854,843	-	-	-	-	3,871,367
Cost of share issues	-	-	(128,376)	-	-	-	-	(128,376)
Amortisation of Options under stock option plan	-	-	115,307	-	-	-	-	115,307
Net unrealized gain on foreign exchange translation	-	-	-	-	-	38,490	-	38,490

Net Loss	-	-	-	(4,516,271)	(58,323)	-	-	(4,574,594)
Balance, December 31, 2006	125,803,001	162,505	4,423,571	(4,516,271)	(839,463)	38,490	-	(731,168)

LEGEND INTERNATIONAL HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
for the period ended December 31, 2009
(continued)

	Shares	Par Value A$	Additional Paid-In Capital A$	Retained (Deficit) During the Exploration Period A$	Retained (Deficit) During the Development Period A$	Accumulated Other Comprehensive Income (Loss) A$	Non- Controlling Interests A$	Stockholders’ Equity (Deficit) A$
Shares issued for cash	47,686,624	56,438	25,684,666	-	-	-	-	25,741,104
Cost of share issues	-	-	(1,675,111)	-	-	-	-	(1,675,111)
Shares issued for consulting fees	2,604,200	2,984	1,001,122	-	-	-	-	1,004,106
Shares issued on cashless exercise of options	75,000	85	(85)	-	-	-	-	-
Shares issued as a result of delay in lodgement of registration statement	200,000	230	364,575	-	-	-	-	364,805
Shares issued for part-settlement of the acquisition of rights to exploration licences under agreement	500,000	545	517,455	-	-	-	-	518,000
Amortization of options under stock option plan	-	-	375,740	-	-	-	-	375,740
Net Loss	-	-	-	(8,638,129)	-	-	-	(8,638,129)
Balance, December 31, 2007	176,868,825	222,787	30,691,933	(13,154,400)	(839,463)	38,490	-	16,959,347
Shares issued for cash	42,000,000	44,011	109,984,282	-	-	-	-	110,028,293
Cost of share issues		-	(5,964,346)	-	-	-	-	(5,964,346)
Shares issued on cashless exercise of options	1,522,358	1,701	(1,701)	-	-	-	-	-
Shares issued on exercise of options	5,435,600	5,999	13,717,586	-	-	-	-	13,723,585
Shares issued for consulting fees	30,800	33	147,555	-	-	-	-	147,588
Shares issued under registration rights agreement	457,809	545	899,950	-	-	-	-	900,495
Amortization of options under stock option plan	-	-	5,185,743	-	-	-	-	5,185,743
Net Loss	-	-	-	(14,221,560)	-	-	-	(14,221,560)
Balance, December 31, 2008	226,315,392	275,076	154,661,002	(27,375,960)	(839,463)	38,490	-	126,759,145
Shares issued on exercise of options	18,000	25	2,738	-	-	-	-	2,763
Amortization of options under stock option plan	-	-	4,259,903	-	-	-	-	4,259,903
Net unrealized loss on foreign exchange translation	-	-	-	-	-	(427,019)	-	(427,019)
Net Loss attributable to Legend stockholders	-	-	-	(37,886,071)	-	-	-	(37,886,071)
Fair value of non-controlling interest	-	-	-	-	-	-	10,261,290	10,261,290
Net change in controlling/ non-controlling interest	-	-	4,842,177	-	-	-	8,699,831	13,542,008
Net loss attributable to non-controlling stockholders	-	-	-	-	-	-	(1,612,599)	(1,612,599)
Balance, December 31, 2009	226,333,392	275,101	163,765,820	(65,262,031)	(839,463)	(388,529)	17,348,522	114,899,420

The accompanying notes are integral part of the consolidated financial statements.

LEGEND INTERNATIONAL HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statement of Cash Flows

	For the years Ended December 31			Convenience Translation	January 5, 2001 (Inception) to December 31,
	2007 A$	2008 A$	2009 A$	2009 A$	2009 A$
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss attributable to Legend stockholders	(8,638,129)	(14,221,560)	(37,886,071)	(33,836,050)	(66,101,494)

Adjustments to reconcile net loss attributable to Legend stockholders to net cash (used) by operating activities:
Foreign exchange	120,378	(5,389,750)	4,661,096	4,162,825	(569,602)
Gain in revaluation of trading securities	-	(70,874)	(113,739)	(101,580)	(184,613)
Shares and Options issued for Stock Based Compensation
- Employees	375,740	5,185,743	4,259,903	3,804,519	10,592,544
- Consultants	383,833	147,588	-	-	531,421
- Exploration agreement	518,000	-	-	-	518,000
- Registration payment arrangements	364,805	900,494	-	-	1,265,299
Exploration expenditure	-	326,526	-	-	326,526
Provision for reclamation and remediation	90,000	116,192	91,722	81,917	297,914
Gain on sale of property, plant & equipment	-	-	(16,761)	(14,969)	(16,761)
Depreciation and amortisation	19,949	202,943	847,006	756,461	1,070,919
Adjustment to fair value on stepped acquisition	-	-	(2,200,620)	(1,965,374)	(2,200,620)
Equity accounting loss	-	-	345,707	308,751	345,707
Interest receivable	-	(49,931)	(81,503)	(72,790)	(131,434)
Accrued interest added to principal	-	-	-	-	37,282
Net Change in:
Receivables	(388,634)	(2,891,735)	881,056	786,871	(2,568,584)
Prepayments and deposits	(136,281)	(964,563)	(2,742,677)	(2,449,485)	(3,948,080)
Inventories	-	(92,194)	(162,350)	(144,995)	(254,544)
Accounts payable and accrued expenses	245,171	1,441,270	1,608,312	1,436,383	3,859,565
Net Cash (Used) In Operating Activities	(7,045,168)	(15,359,851)	(30,508,919)	(27,247,516)	(57,130,555)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of trading securities	-	-	1,272,343	1,136,330	1,272,343
Investment in trading securities	-	(710,072)	(377,658)	(337,286)	(377,658)
Other investments	-	-	(13,082,295)	(11,683,798)	(13,792,367)
Acquisition of subsidiary	-	(326,526)	-	-	(326,526)
Acquisition of subsidiary, net cash acquired	-	-	(9,198,412)	(8,215,102)	(9,198,412)
Purchase of property, equipment and motor vehicles	(142,292)	(4,640,717)	(3,356,338)	(2,997,546)	(8,151,620)
Proceeds from sale of property, equipment and motor vehicles	-	-	110,100	98,330	110,100
Net Cash (Used) In Investing Activities	(142,292)	(5,677,315)	(24,632,260)	(21,999,072)	(30,464,140)

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances payable - affiliates	(1,271,501)	-	-	-	23,847
Repayment of convertible debenture	-	-	-	-	(130,310)
Repayment of shareholder advance	-	-	-	-	(641)
Repayment under finance leases	-	-	(353,944)	(316,107)	(353,944)
Proceeds from convertible debenture payable	-	-	-	-	130,310
Shareholder advance	-	-	-	-	6,621
Proceeds from issuance of stock	25,741,103	123,751,878	2,763	2,467	153,391,479
Proceeds from issuance of stock by controlled entity	-	-	13,542,008-	12,094,368	13,542,008
Cost of share issues	(1,033,749)	(5,964,347)	-	-	(7,126,472)
Net borrowing/repayments from affiliates	-	-	-	-	-
Net Cash Provided by financing activities	23,435,853	117,787,531	13,190,827	11,780,728	159,482,898

Effect of Exchange Rate changes on Cash	-	5,438,981	(4,661,096)	(4,162,825)	777,885

Net Increase (Decrease) in Cash	16,248,393	102,189,346	(46,611,448)	(41,628,685)	72,666,088

Cash at Beginning of Period	839,797	17,088,190	119,277,536	106,526,767	-

Cash at End of Period	17,088,190	119,277,536	72,666,088	64,898,082	72,666,088

Supplemental Disclosures:
Cash paid for interest	62,196	32,715	63,600	56,801	158,111
Cash paid for income taxes	-	-	-	-	-
Stock and options issued for services	641,361	147,588	-	-	1,595,523
Accrued interest and stockholder advances charged to paid in capital	12,744	-	-	-	12,744
Stock issued for exploration agreement	518,000	-	-	-	518,000
Stock issued for registration payment arrangement	364,805	900,494	-	-	1,265,299
Equipment obtained through a capital lease	24,581	705,841	-	-	730,422
Capital lease obligation for exploration costs	362,462	-	-	-	362,462
Interest in relation to capital lease for exploration costs	42,313	-	-	-	42,313
Fair value of warrants in connection with issuance of capital stock	-	1,330,852	-	-	1,330,852

The accompanying notes are integral part of the consolidated financial statements.

LEGEND INTERNATIONAL HOLDINGS, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

1.	ORGANISATION AND BUSINESS

Legend International Holdings, Inc, ("the Company"or “Legend”), was incorporated under the laws of the State of Delaware on January 5, 2001.

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

During the economic downturn of 2008, Legend also decided that part of the Company’s strategy should be to invest into undervalued mining projects should opportunities arise. This investment would not detract from Legend’s primary goal of developing the Phosphate Project and had the aim of diversifying interests to dilute the effect of identified potential project risks.  This was seen as necessary by the Company due to the obviously volatile and unpredictable nature of the commodity markets at the time. Some of these investments include taking a major stake in North Australian Diamonds Ltd (NADL) which controls the Merlin Diamond Mine and includes NADL’s 25% interest (increased to 28% since December 31, 2009) in Top End Uranium Ltd in the Northern Territory, Australia and an investment in Northern Capital Resources Corporation which controls gold and zinc assets in Nova Scotia, Canada. These are outlined in further detail below.

Legend’s initial plan was to develop the phosphate deposits with a staged approach. All of these stages, as described below, have been progressed during the year. Legend formed a strategic alliance with Wengfu in November 2009 and based on initial recommendations from the work they have conducted so far, the Company will be issuing a revised project timeline and strategy upon completion of the feasibility study in the second quarter of fiscal 2010 which is being conducted by Wengfu. The revised strategy and timeline may involve a different combination or prioritization of the various stages currently being developed.

Stage 1 aims to begin production with mining of known high grade material at Paradise North and D-Tree North deposits which require little or no beneficiation. This material is referred to as ‘direct shipping ore’ (DSO).  Based on recommendations by Wengfu, final development of this stage is awaiting results from the feasibility study which is due for completion in the second quarter of fiscal 2010 whereby a revised project timeline will be issued.

Stage 2 of the project involves beneficiation of phosphate rock, through flotation, at the Paradise South deposit and secondly the D-Tree deposit to achieve production of large volumes of high grade phosphate rock concentrate. Although named Stage 2 it is being concurrently developed with Stage 1.

Stage 3 will develop value added phosphate fertiliser and phosphate speciality chemical products in the Mt Isa region. This stage may be prioritized depending on the international market price for phosphate rock and Legend’s view on the longer term Phosphate price that may be achieved. The fact that higher margins can be achieved with less material to be transported on the rail line makes this an attractive option. Construction of a phosphoric acid plant in Mt Isa will be required for this stage in conjunction with an increase in capacity of beneficiated rock product of approximately 1.4Mtpa (provided all 5mtpa from stage 2 is being consumed). After the phosphoric acid stream is online, the acid can be marketed and production of various fertiliser and specialty phosphate products can also be investigated. Depending on the composition of the acid that is produced, a variety of products may be produced, ranging from fertilisers, food grade and technical grade acids.

During the year, the Company acquired interests in entities as follows:

•	in late May 2009, the Company increased its interest in NADL from 14.9% to 19.9% and from that date to July 31, 2009, accounted for NADL as an unconsolidated entity;

•	in early August 2009, the Company increased its interest in NADL to 55% and from that date to November 30, 2009, consolidated the results of NADL;

•	in early December 2009, NADL issued shares, which diluted the Company’s interest to 47.83% and the Company consolidated NADL at that rate for December 2009; and

•	in late October 2009, the Company took a private placement in Northern Capital Resources Corp (“NCRC”) and held a 21.29% interest, and accounted for NCRC as an unconsolidated entity from that date.

Legend intends to spin out to a new company the diamond, gold and base metal interests of Legend of which Legend shareholders will receive shares of common stock on a pro rata basis to the shares they hold in Legend. Following the spin out, Legend will be a 100% pure phosphate company.

Exploration Stage Enterprise

The Company complies with ASC Topic 930 Extractive activities its characterization of the company as an exploration stage enterprise. The Company is devoting all of its present efforts in securing and establishing its exploration business through field sampling and drilling programs in the State of Queensland and the Northern Territory of Australia.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles, (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates (“ASU”) that will be included in the Codification. Generally, the Codification is not expected to change US GAAP. All other accounting literature excluded from the Codification will be considered nonauthoritative. This ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted this ASC for our quarter ended September 30, 2009. The adoption did not have any effect on our financial condition or results of operations. All accounting references have been updated, and therefore SFAS references have been replaced with ASC references.

In December 2007, the FASB issued amended ASC Topic 805, Business Combinations.  ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed.  The provisions of ASC 805 are effective for the Company’s fiscal year beginning January 1, 2009 which applies prospectively to all business combinations entered into on or after such date. Legend’s acquisition of NADL (see note 6) was and any other future acquisitions will be impacted by application of this statement.

In December 2007, the FASB issued accounting guidance contained within ASC 810, Consolidation (“ASC 810-10-65”), regarding noncontrolling interests. ASC 810-10-65 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The adoption of ASC 810-10-65 revised our presentation of consolidated financial statements and further impact will continue to be dependent on our future changes in ownership in subsidiaries after the effective date.

The Company adopted the “Financial Instruments Topic”, ASC 825 on April 1, 2009.  This standard requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.

Effective January 1, 2009, the Company adopted the provisions of ASC Topic 820, Fair Value Measurements and Disclosures. This topic defines fair value, establishes a hierarchal disclosure framework for measuring fair value, and requires expanded disclosures about fair value measurements.  The provisions of this topic apply to all financial instruments that are being measured and reported on a fair value basis.  The adoption of ASC 820 has not and is not expected to have a material impact on the Company’s financial position or results of operations.

In August 2009, the FASB issued Accounting Standards Update No. (ASU) 2009-05, Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value. The fair value measurement of a liability assumes transfer to a market participant on the measurement date, not a settlement of the liability with the counterparty. ASU 2009-05 describes various valuation methods that can be applied to estimating the fair value of liabilities, requires the use of observable inputs and minimizes the use of unobservable valuation inputs. ASU 2009-05 is effective for the fourth quarter of 2009. The adoption of ASU 2009-05 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2009, the FASB issued ASC 855, Subsequent Events, on the accounting for and disclosure of events that occur after the balance sheet date. This guidance was effective for interim and annual financial periods ending after June 15, 2009. This guidance was amended in February 2010. It requires an entity that is a SEC filer to evaluate subsequent events through the date that the financial statements are issued.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810) – Accounting and Reporting for Decreases in Ownership of a Subsidiary – A Scope Clarification. ASU 2010-02 clarifies the scope of the decrease in the ownership provisions of Subtopic 810 and expands the disclosure requirements about deconsolidation of a subsidiary or de-recognition of a group of assets. ASU 2010-02 is effective beginning in the first interim of annual reporting period ending on or after December 15, 2009. The amendments in ASU 2010-02 must be applied retrospectively to the first period that an entity adopted SFAS 160. The adoption of ASU 2010-02 did not have any impact on the Company’s financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. ASU 2010-06 requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2010; early adoption is permitted. The Company does not expect the adoption of ASU 2010-06 will have a material impact on our financial position, results of operation or cash flows.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mineral Property Acquisition, Exploration Costs and Amortization of Mineral Rights

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified.  To date, the Company has not  established any proven or  probable  reserves on its mineral properties. When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves, further exploration costs and development costs incurred after such determination will be capitalized. The establishment of proven and probable reserves is based on results of final feasibility studies which indicate whether a property is economically feasible. Upon commencement of commercial production, capitalized costs will be transferred to the appropriate asset category and amortized over their estimated useful lives. Capitalized costs, net of salvage values, relating to a deposit which is abandoned or considered uneconomic for the foreseeable future, will be written off. Mineral rights are amortized over their estimated useful lives being the Company’s estimated rights to tenure.

Stock Options

For the issuances of stock options, the Company follows the fair value provisions of FASB issued guidance now codification ASC Topic 718, “Compensation-Stock Compensation”. Topic 718 requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value.  The cost will be recognised over the period during which an employee is required to provide service in exchange for the award – usually the vesting period.  In the case where there is no required service period, the fair value of the equity instruments is expensed immediately.

Comprehensive Income (Loss)

The Company follows ASC Topic 220 “Comprehensive Income” (“ASC 220”). ASC 220 requires a company to report comprehensive profit (loss) and its components in a full set of financial statements. Comprehensive income (loss) is the change in equity during a period from transactions and other events and circumstances from non-owner sources such as unrealized gains (losses) on foreign currency translation adjustments. Changes in unrealized foreigh currency translation adjustments during fiscal 2007, 2008 and 2009 amounted to A$nil, A$nil and A$427,019 respectively. Accordingly, the Company’s comprehensive (loss) for the years ended December 31, 2007, 2008 and 2009 amounted to A$8,638,129, A$14,221,560 and AS39,925,689 respectively

Inventories

Materials and Supplies

Materials and supplies are valued at the lower of average cost or net realizable value.

Loss per Common Share

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding during each year. Diluted loss per share is not presented as the effect of Common Stock equivalents would be anti dilutive. The options to purchase 18,066,830 shares of common stock are not included in the loss per share computation as such amounts would be anti-dilutive.

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

		At December 31, 2009			At December 31, 2008
	Depreciable Life (in years)	Cost A$	Accumulated Depreciation A$	Net Book Value A$	Cost A$	Accumulated Depreciation A$	Net Book Value A$
Land		1,101,358	-	1,101,358	1,101,358	-	1,101,358
Buildings	40	2,968,213	(43,235)	2,924,978	1,435,249	(3,828)	1,431,421
Leasehold Improvements	1-2	235,831	(35,790)	200,041	178,944	(6,385)	172,559
Motor Vehicles	5	1,001,863	(234,199)	767,664	897,482	(64,970)	832,512
Equipment	1-10	2,135,498	(282,626)	1,852,872	435,340	(50,559)	384,781
Lear Jet	5	1,270,869	(352,345)	918,524	1,270,869	(98,171)	1,172,698
Construction in Progress		708,217	-	708,217	225,296	-	225,296
		9,421,849	(948,195)	8,473,654	5,544,538	(223,913)	5,320,625

The fair value of assets acquired on acquisition of a subsidiary was A$690,419. The depreciation expense for the year ended December 31, 2009 amounted to A$757,234 (US$676,286) and for the year ended December 31, 2008 amounted to A$202,943 and accumulated depreciation on assets written off and/or disposed of for the year ended December 31, 2009 was A$32,952 (US$29,429) and for the year ended December 31, 2008 was A$nil. Net book value of assets written off for the year ended December 31, 2009 amounted to A$117,411 (US$104,860).

Principles of Consolidation

The consolidated financial statements include the assets and liabilities of the Company and the entities it controlled at the end of the financial period and the results of the Company and the entities it controlled during the year.  Where entities are not controlled throughout the entire financial year, the consolidated results include the results of those entities for that part of the period during which control exists. The effect of all transactions between entities in the group and the inter-entity balances are eliminated in full in preparing the consolidated financial statements.

Fair Value of Financial Instruments

FASB  issued ASC Topic 825,  "Financial  Instruments",  which requires the Company to disclose,  when  reasonably attainable,  the fair  market  values of its  assets and  liabilities  which are deemed to be financial instruments. Legend's financial instruments consist primarily of cash, accounts receivable, accounts payable and accrued expenses. The Company believes that the fair value of the Company’s financial instruments approximate their respective fair values because of the short maturities of those instruments.

Reclassifications

Certain amounts in the 2008 financial statements are reclassified to conform to the 2009 presentation with no effects on net loss.

Federal Income Tax

ASC Topic 740 prescribes how a company should recognise, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. Additionally for tax positions to qualify for deferred tax benefit recognition under ASC 740, the position must have at least “more than likely not” chance of being sustained upon challenge by the respective taxing authorities, and whether or not it meets that criteria is a matter of significant judgement. The Company believes that it does not have any uncertain tax positions that would require the recording of a potential tax liability,

The Company follows the asset and liability approach which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. For the period presented, there was no taxable income. There are no deferred income taxes resulting from temporary differences in reporting certain income and expense items for income tax and financial accounting purposes. The Company, at this time, is not aware of any net operating losses which are expected to be realised.

Foreign Currency Translation

The Company’s functional and reporting currency is the Australian dollar.  Revenue and expenses incurred in a currency other than the reporting currency, Australian dollars are translated at the date incurred or invoiced. Assets and liabilities are re-valued at the period end exchange rate where appropriate. Gains or losses from foreign currency transactions are included in the results of operations .Foreign currency exchange gain/loss in 2009 and 2008 is primarily as a result of the translation of cash maintained in US banking institutions and amounted to a loss of A$4,661,096 (US$4,162,825) in 2009 and a gain of A$5,389,750 in 2008.

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

Future remediation costs are accrued based on management’s best estimate at the end of each period of the costs expected to be incurred. Such cost estimates include, where applicable, plugging of drill holes, removal of consumables and ripping of drill pads and tracks. Changes in estimates are reflected in earnings in the period an estimate is revised.

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

Convenience Translation to US$

The consolidated financial statements as of and for the year ended December 31, 2009 have been translated into United States dollars using the rate of exchange of the United States dollar at December 31, 2009 (A$1.00=US$0.8931). The translation was made solely for the convenience of readers in the United States.

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

4.	CONCENTRATIONS OF RISKS

Cash Balances

Cash consists of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short term maturity of these investments, the carrying amounts approximate their fair value.

The Company held in interest bearing cash accounts at December 31, 2009, A$71,623,812 (US$63,967,226) in Australian banking institutions and A$1,042,256 (US$930,856) in US banking institutions.

Mineral Rights and Foreign Operations

The Company has mineral rights in Australia.

5.	DEPOSITS

Deposits held by the Company consist of
	December 31
	2009 A$	2008 A$

Term Deposit as security for a Banker’s Undertaking	2,130,988	642,109
Other	1,604	1,603
Cash deposits provided to Government Departments for the purpose of guaranteeing the Company’s performance in accordance with mining law	526,902	150,000
	2,659,494	793,712

6.	ACQUISITIONS/INVESTMENTS

The following is the summary of the Company’s acquisitions and investments.

Teutonic Minerals Pty Ltd

On February 27, 2008, the Company entered into a Share Sale Agreement whereby the Company agreed to purchase all of the issued and outstanding shares of Teutonic Minerals Pty Ltd. As a result, Teutonic became a subsidiary of the Company from that date. Teutonic held an application for a mineral licence over phosphate in the Georgina Basin in the State of Queensland, Australia. The consideration payable to the vendors was A$300,000, and the Company granted the vendors a 1% gross revenue royalty from production from the mineral licence and incurred legal costs of A$26,526. The mineral licence application held by Teutonic was withdrawn on March 17, 2008 and replaced by a mineral application lodged by the Company. Teutonic had no other assets or liabilities. As at December 31, 2008 the net assets and liabilities acquired by the Company have no value. The consideration and legal costs of A$326,526 paid by the Company are included as impairment of investment in the accompanying consolidated statement of operations  for the year ended December 31, 2008.

Mt Isa Mines Ltd (D-Tree Joint Venture)

On October 27, 2008, the Company entered into a Heads of Agreement with Mt. Isa Metals Ltd. (“MET”) for the formation of an unincorporated Joint Venture (“JV”) over each party’s respective interest in tenements overlying the D-Tree phosphate deposit. Under the JV, Legend will contribute tenements EPM 14753, EPMA’s 17333, 17437, 17443 and 17446, and, MET will contribute tenement EPM 15763 (D-Tree West). Legend managed and held an 80% interest in the JV and MET held a 20% contributing interest in the JV. The JV has access to plant and infrastructure at Legend’s 100% owned proposed Lady Annie phosphate development, which lies 9 miles to the east of D-Tree. The Heads of Agreement was replaced by a formal JV agreement. Under the joint venture, the Company as manager, incurs all costs and these are treated as exploration expenditure in the Company’s records. The Company invoices the joint venture partner for 20% of the joint venture expenditure and this is recorded as a joint venture recovery against the exploration expenditure. The joint venture has no assets and as liabilities are incurred in the name of the manager, the liabilities of the joint venture are included in accounts payable and accrued expenses. During 2008, the joint venture incurred exploration costs totalling approximately A$3,200,000 of which the Company has recorded its proportionate share (80%) of such costs which amounted to approximately A$2,550,000 which are included in exploration expenditure in the accompanying consolidated statement of operations. In addition, approximately A$650,000 is due from the joint venture partner at December 31, 2008 which is included in receivables in the accompanying consolidated balance sheet. In September 2009 MET exited from the JV. Legend, as manager of the D-Tree Joint Venture, had invoiced MET $1.739 million for MET’s 20% interest in the D-Tree project for the period September 1, 2008 to June 30, 2009. MET decided to dilute rather than pay the invoices and in accordance with the JV agreement, MET’s interest reduced to less than 5%, thus requiring MET to exit the JV. The account receivable recorded for MET was expensed to exploration expenditure. MET retained a royalty of A$0.50 per tonne from product from the D-Tree JV tenements. No royalty payments are payable until D-Tree commences production.

North Australian Diamonds Ltd

The Company is increasing its diamond exploration activity in the proximity of the Merlin diamond mine in the Northern Territory and is continually sourcing new ground in this region which is one of the most diamond prospective areas in Australia. As part of this strategy, the Company acquired a 14.9% interest in North Australian Diamonds Ltd (“NADL”), an Australian diamond exploration corporation, at a cost of approximately A$2,400,000 in February 2009. NADL owns the Merlin diamond mine and surrounding tenements. The Company’s President and Chief Executive Officer is Executive Chairman of NADL. The Company believes the acquisition of NADL will assist in the opportunity to discover diamond deposits.

On May 12, 2009, the Company made an on market takeover offer for all of the shares in NADL, an Australian corporation (see note 1). The takeover offer concluded on August 6, 2009 with an additional investment of approximately A$11,600,000. At close of the offer, the Company held 55% of the issued and outstanding shares of NADL. At the end of May 2009, the Company had increased its interest in NADL from 14.9% to 19.9% and equity accounted the results of NADL for June and July 2009. The Company’s equity accounted results of NADL for this period was a loss of A$182,667 (US$163,139).

The transaction was accounted for using the acquisition method required by ASC Topic 805, Business Combinations. Accordingly, goodwill has been measured as the excess of the total consideration including the fair value of the non-controlling interest on acquisition date over the amounts assigned to the identifiable assets acquired and liabilities assumed. On the acquisition date, the fair value of the non-controlling interest was A$10,261,290. The fair value of non-controlling interest was based on an estimate of the fair value of NADL’s identifiable assets. The assignment of the total consideration including the fair value of the non-controlling interest as of acquisition is as follows:

A$
Cash and cash equivalents	2,418,161
Receivables	1,125,948
Inventory	17,257
Property, plant & equipment (net)	690,419
Prepayments	113,055
Investment	857,463
Deposits	312,116
Mineral rights	18,873,000
Accounts payable & accruals	(1,312,311)
Rehabilitation provision	(291,902)
Total fair value excluding goodwill	22,802,866
Goodwill	1,092,950
Total fair value	23,895,816
Fair value of non-controlling interest	10,261,290
Total consideration	13,634,526

Fair valuation methods used for identifiable net assets acquired in that acquisition make use of independent experts’ reports prepared for NADL as part of its Target’s Statement to respond to the on market takeover offer.  Included within the report is the valuation of Mineral Rights of the mineral properties of NADL of A$21,700,000 which has been determined on two bases; (i) certain mineral properties with mineralized material has been valued at A$18,873,000; and (ii) certain mineral properties with a value of A$2,827,000 have been valued on the basis of a multiple of historic exploration expenditure. Under US GAAP, exploration expenditure is expensed to the Income Statement as incurred, unless there is a reserve on the property. The Company has not included in the fair value of the identified assets that part of the valuation based on a multiple of historic exploration expenditure. Accordingly, the Company has attributed a fair value of A$18,873,000 to Mineral Rights.

The underlying mineral property licences have a set term and the Mineral Rights are being amortized over the term of the licences. The amortization charge for the year ended December 31, 2009 is A$582,710 and the net carrying value of Mineral Rights at December 31, 2009 is A$18,290,290.

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

On the acquisition date, goodwill of A$1,092,950 was recorded into the accounts. In accordance with ASC Topic 350, Intangibles - “Goodwill and Other”, the Company completed an impairment test and determined that the goodwill recorded at the acquisition date was not impaired at December 31, 2009.

The acquisition of NADL was achieved in stages. The acquisition date fair value of the equity interest in NADL immediately before the acquisition date was A$8,979,769 and the amount of the gain recognized as a result of remeasuring to fair value the equity interest in NADL before the business combination amounted to A$2,200,620 and has been recognized in the consolidated statement of operations as “Adjustment to fair value on stepped acquisition”.

In early December 2009, NADL issued shares in exchange for cash proceeds  of A$13,562,350 (costs of issue A$20,342) to Attara Capital LLC and others (third parties) which had the effect of diluting the Company’s interest in NADL to 47.83%. Under Australian takeover laws, the Company was prevented from purchasing further shares in NADL for a period of 6 months from the conclusion of the takeover (August 6, 2009). Accordingly, it was not until February 6, 2010 that the Company was entitled to purchase any further shares in NADL under Australian Corporations Law. Since February 6, 2010, the Company has purchased further shares in NADL and its current interest is approximately 50%. It is the Company’s intention to continue to acquire shares and continue to maintain a controlling interest in NADL. Furthermore, management of the Company believes it has the ability to control the operations of NADL through its share ownership as well as having three of the four Directors of NADL and control of the management of the day to day operations. It is management’s conclusion that the Company has a controlling financial interest in NADL and accordingly, it should continue to consolidate NADL’s results into the Company.

The amount of revenue of NADL since the acquisition date included in the consolidated statement of operations for the reporting period is A$nil and the amount of loss is A$1,864,524.

The consolidated statement of operations include the operations since August 6, 2009, which is the acquisition date. The following unaudited pro-forma information presents the results of operations for the year ended December 31, 2009 and 2008, as if the acquisition of NADL had occurred on January 1, 2008.

	2009 A$	2008 A$
Revenue	-	-
Net loss	(38,571,013)	(15,921,885)
Basic and diluted earnings per share	(0.17)	(0.08)

Since the balance sheet date, the Company has increased its interest in North Australian Diamonds Ltd by 2.20% at a cost of A$2,430,650.

Northern Capital Resources Corp

In the third fiscal quarter of 2009, Legend took a private placement from Northern Capital Resources Corporation (“NCRC”), a Nevada Corporation. NCRC holds a majority interest in Golden River Resources Corporation (“GRR”) and GRR holds a 68.7% interest in TSX listed Acadian Mining Corporation, which has significant gold and base metal interests in Canada. The Company has acquired 43,435,841 issued and outstanding shares in NCRC at a cost of A$10,097,818. At December 31, 2009, the Company held a 21.29% interest in NCRC. The Chairman of the Board and Chief Executive Officer of the Company, is also the Chairman of the Board and Chief Executive Officer of NCRC and certain companies with which Mr Gutnick is associated own approximately 51.05% of the outstanding common stock of NCRC. Mr JI Gutnick is one of six directors (four of the directors are independent of NCRC) of the Company and was not present at the meeting that approved the acquisition of shares in NCRC.  The Company has accounted for the investment in NCRC using the equity method. At December 31, 2009, the value of the investment was A$9,648,696. For the year ended December 31, 2009, the Company recorded equity loss in NCRC of A$78,287.

Top End Uranium Ltd

The Company via NADL has a 25% interest in Top End Uranium (“TEU”) which has a carrying value of A$760,997 at December 31, 2009. NADL accounts for the investment in TEU using the equity method. For the year ended December 31, 2009, the Company recorded equity loss in TEU of A$74,754. Since the balance date NADL has increased its interest in TEU to 28%.

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

Between January 1, 2008 and June 30, 2008, Legend issued a further 457,809 shares of common stock as a result of delays in lodging a registration statement amounting to A$900,495 (US$757,015).

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

During the third quarter of 2008, the 5,000,000 options issued to IFFCO, at an exercise price of US$2.50 per share and expiring 60 days from July 11, 2008 were exercised on August 11, 2008 and pursuant to the Share Options Agreement, received a 1.2% discount on the exercise price. The total amount received was A$13,672,091 (US$12,350,000) and the Company issued 5,000,000 shares of common stock. IFFCO holds 15.2% of the shares of common stock of the Company.

Between July 1, 2008 and December 31, 2008, 281,200 options were exercised using the cashless exercise feature and the Company issued 247,774 shares of common stock.

Between July 1, 2008 and December 31, 2008, an additional 327,600 options were exercised for US$0.111, total amount received A$38,950 (US$36,364) and the Company issued 327,600 shares of common stock.

Between January 1, 2009 and December 31, 2009, an additional 18,000 options were exercised for US$0.111, total amount received A$2,763 (US$1,998) and the Company issued 18,000 shares of common stock.

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

Share Option Plan

The Company has a Stock Incentive Plan (“Stock Plan”) for executives and eligible employees and contractors. Under this Stock Plan, options to purchase shares of stock can be granted with exercise prices not less than the fair market value of the underlying stock at the date of grant. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to or greater than the market price of the Company’s stock at the date of grant; those option awards generally vest 1/3 after 12 months, 1/3 after 24 months and the balance after 36 months with a 10-year contractual term. The expected life of the options is generally between 5 ½ to 6 ½ years. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Stock Plan). The maximum aggregate number of Shares which may be optioned and sold under the Stock Plan is 10% of the issued and outstanding shares (on a fully diluted basis).

The fair value of each option award is estimated on the date of grant using the Binomial option valuation model that uses the assumptions noted in the following table. The Binomial option valuation model requires the input of subjective assumptions, including the expected term of the option award and stock price volatility. Expected volatility is based on the historical volatility of our stock at the time grants are issued and other factors, including the expected life of the options of 5 ½ to 6 ½ years. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	For the year ended December 31, 2009	For the year ended December 31, 2008

Weighted Average Volatility	70%	63%
Dividend Yield	-	-
Expected term (years)	5.5 – 6.5	5.5 – 6.5
Risk-free rate	2.48% - 3.54%	2.55% - 4.42%

A summary of option activity under the Plan as of December 31, 2009, and changes during the year is presented below:

Options	Shares	Weighted- Average Exercise Price
Balance, December 31, 2006	8,100,000	$0.83

Granted	6,250,000	$0.93
Exercised	-	-
Forfeited and expired	(1,762,500)	$0.72
Balance, December 31, 2007	12,587,500	$0.79

Granted	11,000,000	$1.79
Exercised	-	-
Forfeited and expired	(1,125,000)	$0.98
Balance, December 31, 2008	22,462,500	$1.19

Granted	1,900,000	$1.00
Exercised	-	-
Forfeited and expired	(675,000)	$1.00
Balance, December 31, 2009	23,687,500	$1.30
Options exercisable at December 31, 2009	13,350,000	$1.13

At the time of an issue of options, management assess the forfeiture rate to be used for the issue based on historical experience and management’s view on the likelihood that the individual will continue employment to the end of the vesting period. The forfeiture rates vary between 33.3% and 100%.

 For the year ended December 31, 2009 stock-based compensation expense relating to stock options was A$4,259,903 (US$3,804,519). No income tax benefit was recognized in the year ended December 31, 2009 for stock-based compensation arrangements because of the valuation allowance. As at December 31, 2009, there was A$2,261,129 (US$2,019,414) of unrecognized compensation cost, before income taxes, related to unvested stock options.

For the year ended December 31, 2009, the Company issued 1,900,000 stock options. The options will vest 1/3 after 12 months, 1/3 after 24 months and the balance 1/3 after 36 months. The exercise price of the options is US$1.00 and the weighted-average grant-date fair value of options granted was US$0.297. The latest exercise date for the options is June 25, 2019.

	Options Outstanding			Options Exercisable
Exercise Prices US$	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price
$0.444	2,006,250	6.94		1,843,750	6.88
$1.000	14,781,250	7.89		9,206,250	7.43
$2.000	5,900,000	8.18		1,966,667	8.18
$3.480	1,000,000	8.53		333,333	8.53
	23,687,500	8.17	$1.30	13,350,000	7.49	$1.13
The aggregate intrinsic value of outstanding stock options at December 31, 2009 was A$8,501,975 and the aggregate intrinsic value of exercisable stock options was A$5,887,125.

8.	RECLAMATION AND REHABILITATION

	December 31, 2009 A$	December 31, 2008 A$

Balance January 1	206,192	90,000
Increase as a result of rehabilitation requirement on exploration undertaken during year	730,332	137802
Increase as a result of acquisition of subsidiary during the year	291,902	-
Decrease as a result of rehabilitation performed during the year	(292,868)	(21,610)

Closing balance December 31	935,558	206,192

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

A$
The Company entered into capital finance lease agreements for motor vehicles . The leases are non-cancellable and require total monthly repayments of A$19,962 (2008: A$21,016) and expire at various dates from 2010 to 2012.
Future minimum payments due for the remaining term of the leases as of December 31, 2009 are as follows:

2010	249,876
2011	305,264
2012	9,476
564,616
Less amounts representing interest	53,152
511,464

Current liability	213,550
Non-current liability	297,914
511,464

At December 31, 2009, the net book value of the motor vehicles under capital leases amounts to:	538,117

10.	TRADING AND OTHER SECURITIES

Management determines the appropriate classification of its investments in marketable equity securities at the time of purchase and re-evaluates such determinations at each reporting date. The Company accounts for its equity security investments as trading securities in accordance with FASB issued guidance now codified as ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”).

On January 1, 2008, the Company adopted ASC 820, which, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. The Company did not adopt the ASC 820 fair value framework for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements at least annually. ASC 820 clarifies that fair value is an exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

The trading securities held at December 31, 2008 were investments in companies in the phosphate industry that were listed on either a US stock exchange or the Australian Stock Exchange. For trading securities in companies listed on a US stock exchange, the cost of the investments was A$381,481, the fair market value at December 31, 2008 was A$446,348 and the unrealized gain was A$64,867. For trading securities in companies listed on the Australian Stock Exchange, the cost of the investments was A$328,591, the fair market value at December 31, 2008 was A$334,598 and the unrealized gain was A$6,007. The total unrealized gain of A$70,874 had been taken up in the consolidated statement of operations.

Legend did not hold any trading securities at December 31, 2009.

For the year ended December 31, 2009, Legend sold certain trading securities with a carrying value of A$1,158,604 for a consideration of A$1,272,343 and a net gain of A$113,739.

During December 2009, the Company invested approximately A$2,900,000 in exchange for shares in a Fund that purchases shares in companies quoted on international stock exchanges.

This investment is valued at the net asset value which is provided by the Fund’s manager.

11.	AFFILIATE TRANSACTIONS

In December 2004, the Company entered into an agreement with AXIS Consultants Pty Ltd to provide geological, management and administration services to the Company.  AXIS is affiliated through common management.  The Company is one of ten affiliated companies. Each of the companies has some common Directors, officers and shareholders.  In addition, each of the companies is substantially dependent upon AXIS for its senior management and certain mining and exploration staff. A number of arrangements and transactions have been entered into from time to time between such companies.  It has been the intention of the affiliated companies and respective Boards of Directors that each of such arrangements or transactions should accommodate the respective interest of the relevant affiliated companies in a manner which is fair to all parties and equitable to the shareholders of each. Currently, there are no material arrangements or planned transactions between the Company and any of the other affiliated companies other than AXIS.

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

During 2008, AXIS charged the Company A$5,413,203 in management and administration services including salaries incurred in relation to AXIS staff that provided services to the Company; A$2,224,638 for exploration services provided to the Company; and AXIS charged interest of A$7,762 for 2008. The Company placed on deposit with AXIS funds amounting to A$699,638 to acquire two properties in Mt Isa, which is the base for the Company’s phosphate project, to be used to accommodate AXIS employees and consultants when working in Mt Isa and relocating to the field operations. The Company has entered into a rental agreement with AXIS for one rental property (refer note 14). The Company also purchased a lear jet owned by AXIS (at cost to AXIS) amounting to A$1,210,000 which includes 10% GST and was based on an independent valuation, to utilize in its field operations; and a residential property at a value of A$900,000 (cost to AXIS) used to accommodate AXIS employees when visiting field operations.  The Company paid A$10,551,866 which includes the cost of the lear jet, the three properties and an advance for 2009 charges and ongoing operations.  The Company charged AXIS interest of A$49,931 at the rate between 10.35% to 11.75%.The amount owed by AXIS at December 31, 2008 was A$1,552,919 of which A$991,251 and A$555,668 is included in current and non-current receivables in the accompanying Balance Sheet, respectively. During 2009, AXIS charged the Company A$4,876,381 in management fees including salaries incurred in relation to AXIS staff that provided services to the Company, A$8,273,059 for exploration services provided to the Company, interest of A$81,504, provided advance funding to AXIS of A$606,000 and we repaid A$12,805,855. AXIS charged interest at a rate between 9.25% and 10.35% for 2009. The amount due by AXIS at December 31, 2009 was A$1,878,205, and is included in receivables.

During the 2009 year, the Company invested in North Australian Diamonds Ltd (“NADL”) through on-market purchases on ASX and through a takeover offer. At December 31, 2009, the Company held 47.83% of the issued shares of NADL. The Company’s President and Chief Executive Officer, Executive General Manager and one of its independent Directors are Executive Chairman and Managing Director, and Directors respectively of NADL.

During the 2009 year, the Company took a private placement of shares of common stock in Northern Capital Resources Corp (“NCRC”). At December 31, 2009, the Company held 21.29% of the shares of NCRC. The Company’s President and Chief Executive Officer and one of its independent Directors are President and Chief Executive Officer and Director respectively of NCRC.

During the 2009 year, the Company and NADL entered into a camp access agreement and airfield access agreement relating to the Merlin camp and airstrip to allow the Company to utilize these facilities. Under the arrangements, the Company paid NADL $836,570 to upgrade the facilities, $132,698 for accommodation, meals and fuel and NADL paid the Company $21,022 for costs incurred in behalf of NADL. At December 31, 2009, the Company owes NADL $19,265 pursuant to these arrangements.

12.	INCOME TAXES

The Company has adopted the provisions of ASC Topic 740 "Income Taxes". ASC 740 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company is subject to taxation in both the USA and Australia.

At December 31, 2009 and 2008 deferred taxes consisted of the following:

	USA 2009 A$	Australia 2009 A$	Total 2009 A$
Deferred tax assets

Net operating loss carry-forward	13,063,058	14,517,363	27,580,421
Exploration expenditure	11,186,798	-	11,186,798
Less valuation allowance	(24,249,856)	(14,517,363)	(38,767,219)
Net deferred taxes	-	-	-

	USA 2008 A$	Australia 2008 A$	Total 2008 A$
Deferred tax assets

Net operating loss carry-forward	5,690,431	5,522,759	11,213,190
Exploration expenditure	6,464,699	-	6,464,699
Less valuation allowance	(12,155,130)	(5,522,759)	(17,677,889)
Net deferred taxes	-	-	-

Under ASC 740-10 tax benefits are recognised only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized.

At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

As a result of the ownership change that occurred in November 2004 (see note 1), Internal Revenue Code Section 382 limits the use of available operating loss carryforwards for losses incurred prior to the ownership change.  In addition, the Company will need to file tax returns for 2007 to 2009 to establish the tax benefits of the net operating loss carry forwards in Australia for those years. Carry-forward net operating losses will be available to offset future taxable income.  Total available net operating loss carryforwards in the United states, which are subject to limitations, amount to approximately A$37,000,000 at December 31, 2009 expire in years 2022 through 2029. Net operating loss carryforwards in Australia do not have a definite expiration date.

13.	COMMITMENTS AND CONTINGENCIES

The Company has entered into lease agreements for the rental of office premises and equipment which expire between 2010 and 2012. The lease agreements have a monthly payment as adjusted by the increase in the consumer price index in Australia annually, and the future commitment amounts to A$648,135 (US$578,849).

Total rent expenses incurred by the Company amounted to A$30,349 and A$30,349 in 2009 and 2008, respectively.

A$
Future minimum lease payments under the Company’s non-cancellable operating leases are as follows:.

2010	406,862
2011	131,604
2012	109,669

The Company entered into an agreement for drilling on its Queensland phosphate project whereby the Company guaranteed to drill a set number of metres. If those metres were not drilled, the Company was required to make a payment for the metres that had not been drilled. At December 31, 2009, the value of the commitment was A$3,028,037 (US$2,703,734).

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

	2009 A$	2008 A$
Not later than one year	6,724,027	748,755
Later than one year but not later than five years	6,423,559	2,801,013
Later than five years but not later than twenty one years	1,864,163	317,912
	15,011,749	3,867,680

Legend has entered into an agreement with Ashton Mining Limited (“Ashton”) and Rio Tinto Exploration Pty Ltd (“Ashton Agreement”) dated December 4, 2009 and a second agreement with Mwana Africa plc, Gravity Diamonds Limited and Diamond Mines Australia Pty Ltd dated April 24, 2009 (“Gravity Agreement”). Under these two agreements, Legend has acquired further diamond interests in the Northern Territory of Australia. As way of background, in April and July 2004, Ashton, NADL and certain of NADL’s 100% owned subsidiaries entered into agreements whereby NADL purchased certain diamond assets (including the Merlin Diamond Mine and diamond exploration tenements) from Ashton and Ashton retained rights over these diamond assets including royalty rights, marketing rights and earn back rights. In addition, Rio Tinto and Gravity had entered into an agreement in July 2003 whereby Gravity acquired certain diamond interests from Rio Tinto in the McArthur Basin, which is in the broad vicinity of Legend and NADL’s diamond interests in the Northern Territory, with Rio Tinto retaining certain residual rights.

Under the Ashton Agreement, Legend purchased all of the Ashton and Rio Tinto’s mining information, rights under three agreements and interests in four (4) exploration licences, six (6) applications for exploration licences, five (5) substitute exploration licences and one (1) mining lease for an amount of A$1,000,000. Rio Tinto retained the royalty payable by NAD in respect of the Merlin Diamond Mine and rights to conduct exploration, development and production activities for non-diamond minerals. Under the Gravity Agreement, Legend purchased Gravity’s interest in twelve (12) exploration licences, nine (9) applications for exploration licences and one (1) substitute exploration licence; Gravity’s rights, interests and obligations under the Red Metal Agreement and all exploration and data bases relevant to historical exploration; and Legend paid Gravity A$400,000 for these assets.

Both of the agreements contained pre-conditions that were not satisfied until after December 31, 2009.

 In January 2010, two stockholders (being an individual and his private company) commenced an action in Supreme Court, New York County against the Company, Renika Pty Ltd. and Joseph Gutnick on account of the alleged failure of the defendants to issue warrants to the plaintiffs in connection with the purchase of shares of common stock from the Company and from Renika Pty Ltd. in 2006 and 2007.  The complaint alleges three causes of action.  The Company, Renika Pty Ltd. and Joseph Gutnick vehemently deny the allegation. The defendants have moved to dismiss the complaint as a matter of law.  The Company, Renika Pty Ltd. and Joseph Gutnick is vigorously defending such claim.

The Company has received a claim for compensation in consideration of introducing the Company to a third party. The Company’s attorneys responded denying any agreement or understanding. The Company does not believe the claim has any merit and will defend the claim vigorously if necessary.

14.	SUBSEQUENT EVENTS

The Company has evaluated events and transactions after the balance sheet date and believes that all relevant disclosures have been included herein and there are no other which require recognition or disclosure in the accompanying consolidated financial statements.

Appendix A

GLOSSARY

In this Form 10-K, we use certain capitalized and abbreviated terms, as well as technical terms, which are defined below.

ASSAY	To analyze the proportions of metals in a specimen of rock or other geological material. Results of a test of the proportions of metals in a specimen of rock or other geological material.

BACKGROUND	As pertains to geochemical data; the variation in natural abundance of a particular metal or other constituent within a specific geological setting.

BENEFICIATION	The process of sorting material by size most commonly used to remove waste materials from ores.

CaO	Chemical Symbol for Calcium Oxide

COLLAR	The start or beginning of a drill hole or the mouth of an underground working entrance.

CRATON	The relatively stable nucleus of a continent. Cratons are made up of a shield-like core of Precambrian Rock and a buried extension of the shield.

DISSEMINATED	Fine grain particles of minerals that occur within the rock

FACIES	A term applied to sedimentary units and the rocks that belong to them

FAULT	A fracture or fracture zone in rock along which there has been displacement of the two sides relative to each other and parallel to the fracture plane.

FE/Fe2O3	Chemical symbol for iron.

FLOTATION	The process of using chemicals to move fine grain particles in a solution, one process used in beneficiation

FRACTURE	A general term for any break in a rock, whether or not it causes displacement.

KARST	Topography formed by weathered limestone

METALLURGICAL TEST	A general term for a number of mechanical or chemical processes that are employed to test the amenability of separating metals from their ores.

METAMORPHOSED	Rock or mineral that has undergone mineralogical and/or structural change in response to elevated pressures, temperatures or changes in chemical conditions.

MICROSPHORITE	Very fine grained phosphorite (phosphate rich rock)

MINERALIZATION	The process or processes by which a mineral or minerals are introduced into a rock, resulting in an enriched deposit; or the result of these processes.

MINERALIZED	Rock that has undergone the process of mineralization.

ORE	The naturally occurring material from which a mineral or minerals of economic value can be extracted profitably or to satisfy social or political objectives.

P2O5	Chemical symbol for Phosphate

PHOSPHORITE	Phosphate rock, or a rock with high concentrations of phosphate.

PRECAMBRIAN	A period of geologic time earlier than 544 million years before present.

QUARTZ	A glassy silicate and common rock forming mineral (SiO2).

RADIOMETRIC SURVEY	Geophyisical survey looking at the emission of radiation from rocks at very low levels. Used as an exploration tool.

RC DRILLING	Reverse Circulation (RC). Drilling technique used which has a double tube to pass the air down between the inner tube and outer tube, with the sample returned up the inner tube.

REPLACEMENT	Pertaining to a type of mineral deposit that forms by partial or complete replacement of bedrock constituents by new minerals, generally by the action of hydrothermal fluids.

RESERVE	An estimate within specified accuracy limits of the valuable metal or mineral content of known deposit that may be produced under current economic conditions and with present technology.

RESOURCE	Pertaining to the quantity or bulk of mineralized material without reference to the economic viability of its extraction (see reserve).

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