Form 10-Q
period 2010-05-10
LEGEND INTERNATIONAL HOLDINGS INC
filed 2010-05-11
CIK 1132143

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------
                                    FORM 10-Q
                                   -----------

(Mark one)
[ x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Quarterly Period Ended March 31, 2010
                                       or
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ________________ to ________________

                         Commission File Number: 000-32551

                                    -----------
                      LEGEND INTERNATIONAL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)
                                    -----------

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

                                    -----------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   [ X] Yes   [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).*

* The registrant has not yet been phased into the interactive data requirements.
                                                              [  ] Yes  [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12-b2 of the Exchange Act.

(Check one):  Large accelerated filer [  ]  Accelerated filer [ X]  Non-accelerated filer [  ]  Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12-b2 of the Exchange Act).           [  ] Yes    [ X] No

There were 226,399,674 shares of common stock outstanding on May 7, 2010.

================================================================================

Table of Contents

                                                                         PAGE NO
                                                                         -------

PART I     FINANCIAL INFORMATION

Item 1     Financial Statements                                              2
Item 2     Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                             17
Item 3     Quantitative and Qualitative Disclosure about Market Risk         20
Item 4     Controls and Procedures                                           20

PART II    OTHER INFORMATION

Item 1     Legal Proceedings                                                 21
Item 1A    Risk Factors                                                      21
Item 2     Unregistered Sales of Equity Securities and Use of Proceeds       21
Item 3     Defaults Upon Senior Securities                                   21
Item 4     Removed and Reserved                                              21
Item 5     Other Information                                                 21
Item 6     Exhibits                                                          21

SIGNATURES                                                                   22

EXHIBIT INDEX                                                                23

Exh. 31.1     Certification                                                  24
Exh. 31.2     Certification                                                  25
Exh. 32.1     Certification                                                  26
Exh. 32.2     Certification                                                  27

                         PART I - FINANCIAL INFORMATION

Item 1.     CONSOLIDATED FINANCIAL STATEMENTS

Introduction to Interim Consolidated Financial Statements.

The interim consolidated financial statements included herein have been prepared by Legend International Holdings, Inc. ("Legend International" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (The "Commission"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended December 31, 2009.

In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of March 31, 2010, the results of its consolidated operations for the three month periods ended March 31, 2010 and March 31, 2009 and for the cumulative period January 5, 2001 (inception) through March 31, 2010, and the changes in its consolidated cash flows for the three month periods ended March 31, 2010 and March 31, 2009 and for the cumulative period January 5, 2001 (inception) through March 31, 2010, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

                              LEGEND INTERNATIONAL HOLDINGS, INC.
                                (An Exploration Stage Company)
                                   Consolidated Balance Sheet

                                                                      March 31,      December 31,
                                                                           2010              2009
                                                                             A$                A$
                                                                    (unaudited)
                                                                ---------------   ---------------
ASSETS

Current Assets:
Cash                                                                 57,831,186        72,666,088
Receivables                                                           1,356,985         1,148,567
Prepayments                                                             862,205           644,033
Inventories                                                             169,478           254,544
Trading securities (note 9)                                              97,944                 -
                                                                ---------------   ---------------
Total Current Assets                                                 60,317,798        74,713,232
                                                                ---------------   ---------------

Non-Current Assets:
Property and equipment, net (note 3)                                  8,743,746         8,473,654
Investment in unconsolidated entities                                10,879,102        10,409,693
Marketable securities (note 9)                                        2,686,834         2,928,294
Deposits (note 4)                                                     2,690,763         2,659,494
Receivables                                                           1,440,117         1,243,172
Prepayments                                                             519,393           622,272
Mineral rights                                                       17,940,664        18,290,290
Goodwill                                                              1,092,950         1,092,950
                                                                ---------------   ---------------
Total Non-Current Assets                                             45,993,569        45,719,819
                                                                ---------------   ---------------

Total Assets                                                        106,311,367       120,433,051
                                                                ===============   ===============

LIABILITIES

Current Liabilities:
Accounts payable and accrued expenses                                 2,831,660         4,086,609
Lease liability (note 8)                                                218,348           213,550
                                                                ---------------   ---------------
Total Current Liabilities                                             3,050,008         4,300,159
                                                                ---------------   ---------------

Non Current Liabilities:
Reclamation and remediation provision (note 7)                          916,352           935,558
Lease liability (note 8)                                                241,495           297,914
                                                                ---------------   ---------------
Total Non Current Liabilities:                                        1,157,847         1,233,472
                                                                ---------------   ---------------

Total Liabilities                                                     4,207,855         5,533,631
                                                                ---------------   ---------------
Commitments and Contingencies (Note 10)
Stockholders Equity
Common stock: US$.001 par value, 300,000,000 shares authorised
226,333,392 shares issued and outstanding                               275,101           275,101
Additional paid-in-capital                                          163,063,854       163,765,820
Other comprehensive (loss)                                            (916,846)         (388,529)
Retained deficit during development period                            (839,463)         (839,463)
Retained deficit during exploration period                         (75,859,922)      (65,262,031)
                                                                ---------------   ---------------

Legend Stockholders Equity                                           85,722,724        97,550,898
Non-controlling interests                                            16,380,788        17,348,522
                                                                ---------------   ---------------

Total Equity                                                        102,103,512       114,899,420
                                                                ---------------   ---------------

Total Liabilities and Equity                                        106,311,367       120,433,051
                                                                ===============   ===============

The accompanying notes are integral part of the consolidated financial statements.

                                 LEGEND INTERNATIONAL HOLDINGS, INC.
                                   (An Exploration Stage Company)
                                Consolidated Statements of Operations
                                             (Unaudited)

                                                               For the three months      January 5, 2001
                                                                  ended March 31          (Inception) to
                                                                                               March 31,
                                                                     2010         2009              2010
                                                                       A$           A$                A$
                                                            -------------  -----------  ----------------

Revenues:

Sales                                                                   -            -             6,353
less cost of sales                                                      -            -           (1,362)
                                                            -------------  -----------  ----------------

Gross profit                                                            -            -             4,991

Other income
Interest income - related entity                                   33,468       13,659           164,902
Interest income - other                                           690,072    1,158,545         7,723,885
Other                                                              55,020        1,150           464,820
                                                            -------------  -----------  ----------------
Total other income                                                778,560    1,173,354         8,353,607
                                                            -------------  -----------  ----------------

Costs and expenses:
Legal, accounting and professional                                225,289      216,118         2,162,044
Exploration expenditure                                         8,027,978    3,810,643        51,360,144
Aircraft maintenance                                               91,353      109,333         1,385,165
Stock based compensation                                          592,685    1,222,098        11,185,228
Interest expense                                                   27,418       16,808           237,095
Impairment of investment                                                -            -           326,526
Amortization of mineral rights                                    349,626            -           932,336
Administration expenses                                         3,273,434    1,957,116        22,901,161
                                                            -------------  -----------  ----------------
Total costs and expenses                                     (12,587,783)  (7,332,116)      (90,489,699)
                                                            -------------  -----------  ----------------

(Loss) from operations                                       (11,809,223)  (6,158,762)      (82,131,101)

Foreign currency exchange gain/(loss)                           (291,489)      209,483           276,770
Adjustment to fair value on stepped acquisition                         -            -         2,200,620
Gain on sale of trading securities                                    172       58,430           184,785
                                                            -------------  -----------  ----------------

(Loss) before income taxes and equity in
losses of unconsolidated entities                            (12,100,540)  (5,890,849)      (79,468,926)

Provision for income taxes                                              -            -                 -
                                                            -------------  -----------  ----------------

(Loss) before equity in losses of
unconsolidated entities                                      (12,100,540)  (5,890,849)      (79,468,926)

Equity in losses of
unconsolidated entities                                         (144,807)            -         (490,514)
                                                            -------------  -----------  ----------------

Net (loss)                                                   (12,245,347)  (5,890,849)      (79,959,440)

Net loss attributable to
non-controlling entities                                        1,647,456            -         3,260,055
                                                            -------------  -----------  ----------------

Net (loss) attributable to Legend
stockholders                                                 (10,597,891)  (5,890,849)      (76,699,385)
                                                            -------------  -----------  ----------------

Basic and diluted loss per common shares                           (0.05)       (0.03)            (0.89)
                                                            =============  ===========  ================

Weighted average number of common
shares used in per share calculations                         226,333,392  226,315,392        86,322,838
                                                            =============  ===========  ================

The accompanying notes are integral part of the consolidated financial statements

                                            LEGEND INTERNATIONAL HOLDINGS, INC.
                                               (An Exploration Stage Company)
                                 Consolidated Statements of Stockholders' Equity (Deficit)
                                            for the period ended March 31, 2010

                       Common Stock
                                                  Retained    Retained
                                                  (Deficit)   (Deficit)   Accumulated
                                       Additional During the  During the     Other         Non-    Stockholders
                                 Par    Paid-In   Exploration Development Comprehensive Controlling   Equity
                                 Value   Capital    Period      Period    Income (Loss)  Interests   (Deficit)
                      Shares      A$       A$         A$          A$           A$           A$          A$
                    -------------------------------------------------------------------------------------------
Balance, January 5,
 2001                         -       -         -           -           -             -           -           -
Shares issued to
 founder for
 organisation cost
 and services at
 US$0.05 per shares   4,297,500   5,550   118,896           -           -             -           -     124,446
Shares issued for
 services rendered
 at US$0.05 per
 share                  146,250     189     4,046           -           -             -           -       4,235
Shares issued for
 cash                   616,500     796    17,056           -           -             -           -      17,852
Net Loss                      -       -         -           -   (131,421)             -           -   (131,421)
                    -------------------------------------------------------------------------------------------
Balance, December
 31, 2001             5,060,250   6,535   139,998           -   (131,421)             -           -      15,112
Shares issued for
 cash                   225,000     291     6,225           -           -             -           -       6,516
Shares issued for
 officers
 compensation        11,250,000  14,529   148,359           -           -             -           -     162,888
Net Loss                      -       -         -           -   (182,635)             -           -   (182,635)
                    -------------------------------------------------------------------------------------------
Balance, December
 31, 2002            16,535,250  21,355   294,582           -   (314,056)             -           -       1,881
Shares issued for
 services rendered
 at US$0.022 per
 share                5,026,500   6,491   139,065           -           -             -           -     145,556
Net Loss                      -       -         -           -   (156,965)             -           -   (156,965)
                    -------------------------------------------------------------------------------------------
Balance, December
 31, 2003            21,561,750  27,846   433,647           -   (471,021)             -           -     (9,528)
Shares issued for
 services rendered
 at US$0.022 per
 share                2,004,750   2,589    55,464           -           -             -           -      58,053
Options issued for
 services                     -       -   160,672           -           -             -           -     160,672
Loan forgiveness-
 former major
 shareholder                  -       -    12,144           -           -             -           -      12,144
Net Loss                      -       -         -           -   (234,611)             -           -   (234,611)
                    -------------------------------------------------------------------------------------------
Balance, December
 31, 2004            23,566,500  30,435   661,927           -   (705,632)             -           -    (13,270)
Shares issued on
 cashless exercise
 of options          17,085,938  22,066  (22,066)           -           -             -           -           -
Net Loss                      -       -         -           -    (75,508)             -           -    (75,508)
                    -------------------------------------------------------------------------------------------
Balance, December
 31, 2005            40,652,438  52,501   639,861           -   (781,140)             -           -    (88,778)
Share issued on
 cashless exercise
 of options          72,281,329  93,336  (93,336)           -           -             -           -           -
Shares and options
 issued under
 settlement
 agreement              112,500     144    35,272           -           -             -           -      35,416
Shares issued for
 cash                12,756,734  16,524 3,854,843           -           -             -           -   3,871,367
Cost of share issues          -       - (128,376)           -           -             -           -   (128,376)
Amortisation of
 options under stock
 option plan                  -       -   115,307           -           -             -           -     115,307
Net unrealized gain
 on foreign exchange
 translation                  -       -         -           -           -        38,490           -      38,490
Net Loss                      -       -         - (4,516,271)    (58,323)             -           - (4,574,594)
                    -------------------------------------------------------------------------------------------
Balance, December
 31, 2006           125,803,001 162,505 4,423,571 (4,516,271)   (839,463)        38,490           -   (731,168)

                                                       LEGEND INTERNATIONAL HOLDINGS, INC.
                                                          (An Exploration Stage Company)
                                            Consolidated Statements of Stockholders' Equity (Deficit)
                                                       for the period ended March 31, 2010
                                                                 (continued)

                                  Common Stock
                                                               Retained    Retained
                                                               (Deficit)   (Deficit)   Accumulated
                                                   Additional  During the  During the     Other         Non-    Stockholders
                                                    Paid-In    Exploration Development Comprehensive Controlling   Equity
                                         Par Value   Capital     Period      Period    Income (Loss)  Interests   (Deficit)
                               Shares       A$         A$          A$          A$           A$           A$          A$
                             ------------------------------------------------------------------------------------------------
Shares issued for cash        47,686,624     56,438 25,684,666           -           -             -           -   25,741,104
Cost of share issues                   -         - (1,675,111)           -           -             -           -  (1,675,111)
Shares issued for consulting
 fees                          2,604,200      2,984  1,001,122           -           -             -           -    1,004,106
Shares issued on cashless
 exercise of options              75,000         85       (85)           -           -             -           -            -
Shares issued as a result of
 delay in lodgement of
 registration statement          200,000        230    364,575           -           -             -           -      364,805
Shares issued for part-
 settlement of the
 acquisition of rights to
 exploration licences under
 agreement                       500,000        545    517,455           -           -             -           -      518,000
Amortization of options
 under stock option plan               -          -    375,740           -           -             -           -      375,740
Net Loss                               -          -          -  (8,638,129)           -             -          -   (8,638,129)
                             ------------------------------------------------------------------------------------------------
Balance, December 31, 2007   176,868,825    222,787  30,691,933 (13,154,400)   (839,463)        38,490         -   16,959,347
Shares issued for cash        42,000,000     44,011 109,984,282           -           -             -          -  110,028,293
Cost of share issues                             -  (5,964,346)           -           -             -          -    5,964,346)
Shares issued on cashless
 exercise of options           1,522,358      1,701    (1,701)           -           -             -           -            -
Shares issued on exercise of
 options                       5,435,600      5,999 13,717,586           -           -             -           -   13,723,585
Shares issued for consulting
 fees                             30,800         33    147,555           -           -             -           -      147,588
Shares issued under
 registration rights
 agreement                       457,809        545    899,950           -           -             -           -      900,495
Amortization of options
 under stock option plan               -          -  5,185,743           -           -             -           -    5,185,743
Net Loss                               -          -         -   (14,221,560)         -             -           - (14,221,560)
                             ------------------------------------------------------------------------------------------------
Balance, December 31, 2008   226,315,392    275,076 154,661,002 (27,375,960)  (839,463)        38,490          -  126,759,145
Shares issued on exercise of
 options                          18,000         25      2,738           -           -             -           -        2,763
Amortization of options
 under stock option plan               -          -  4,259,903           -           -             -           -    4,259,903
Net unrealized loss on
 foreign exchange
 translation                           -          -          -           -           -     (427,019)           -    (427,019)
Net Loss attributable to
 Legend stockholders                   -          -          -(37,886,071)           -             -           - (37,886,071)
Fair value of non-
 controlling interest                  -          -          -           -           -             -  10,261,290   10,261,290
Net change in
 controlling/non-controlling
 interest                              -          -  4,842,177           -           -             -   8,699,831   13,542,008
Net loss attributable to
 non-controlling
 stockholders                          -          -          -           -           -             - (1,612,599)  (1,612,599)
                             ------------------------------------------------------------------------------------------------
Balance, December 31, 2009   226,333,392   275,101 163,765,820 (65,262,031)   (839,463)     (388,529) 17,348,522  114,899,420

                                                       LEGEND INTERNATIONAL HOLDINGS, INC.
                                                        (An Exploration Stage Company)
                                            Consolidated Statements of Stockholders' Equity (Deficit)
                                                      for the period ended March 31, 2010
                                                                (continued)

                                   Common Stock
                                                                  Retained   Retained
                                                                 (Deficit)   (Deficit)
                                                                   During      During    Accumulated
                                                     Additional     the         the         Other        Non-    Stockholders
                                                      Paid-In   Exploration Development  Comprehensive Controlling  Equity
                                           Par Value   Capital     Period      Period    Income (Loss) Interests   (Deficit)
                                  Shares      A$         A$          A$          A$           A$          A$          A$
                                ---------------------------------------------------------------------------------------------
Amortization of options under
stock option plan                         -        -     592,685           -           -             -          -     592,685
Net unrealized loss on foreign
exchange translation                      -        -           -           -           -     (528,317)          -   (528,317)
Net loss attributable to
Legend stockholders                       -        -           -(10,597,891)           -             -          -(10,597,891)
Adjustment due to purchase
of additional shares in
subsidiary                                -        - (2,074,076)           -           -             -(1,019,346) (3,093,622)
Adjustment due to issue of
shares by subsidiary                      -        -     779,425           -           -             -  1,699,268   2,478,693
Net loss attributable to non-
controlling stockholders                  -        -           -           -           -             -(1,647,456) (1,647,456)
                                ---------------------------------------------------------------------------------------------
Balance, March 31, 2010         226,333,392  275,101 163,063,854(75,859,922)   (839,463)     (916,846) 16,380,788 102,103,512
                                ---------------------------------------------------------------------------------------------

The accompanying notes are integral part of the consolidated financial statements.

                                     LEGEND INTERNATIONAL HOLDINGS, INC.
                                       (An Exploration Stage Company)
                                    Consolidated Statement of Cash Flows

                                                             For the three months          January 5, 2001
                                                                ended March 31              (Inception) to
                                                                                                 March 31,
                                                                 2010                2009             2010
                                                                   A$                  A$               A$
                                                     ----------------  ------------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss attributable to Legend stockholders             (10,597,891)         (5,890,849)     (76,699,385)
                                                     ----------------  ------------------  ---------------

Adjustments to reconcile net loss attributable to
 Legend stockholders to net cash (used) by operating
 activities:
Foreign exchange                                              291,489           (209,483)        (278,113)
Gain in revaluation of trading securities                       (172)            (29,602)         (16,761)
Gain in sale of trading securities                                  -            (28,828)        (184,785)
Shares and Options issued for stock based
 compensation                                                       -
  - Employees                                                 592,685           1,222,098       11,185,229
  - Consultants                                                     -                   -          531,421
  - Exploration agreement                                           -                   -          518,000
  - Registration payment arrangements                               -                   -        1,265,299
Provision for reclamation and remediation                    (56,419)           (114,386)          241,495
Adjustment to fair value on stepped acquisition                                         -      (2,200,620)
Equity accounting loss                                        144,807                   -          490,514
Net loss attributable to non controlling interest         (1,647,456)                   -      (3,260,055)
Depreciation and amortisation                                 654,883             146,110        2,052,328
Interest receivable                                          (16,733)            (13,660)        (148,167)
Accrued interest added to principal                                 -                   -           37,282
Net Change in:
Receivables                                                 (405,363)             570,777      (1,361,348)
Prepayments and deposits                                    (124,279)            (11,022)      (4,072,359)
Inventories                                                    85,068            (19,049)        (169,476)
Accounts payable and accrued expenses                     (1,486,515)         (1,019,931)      (2,373,050)
                                                     ----------------  ------------------  ---------------
Net Cash (Used) by Operating Activities                  (12,565,896)         (5,397,825)     (69,696,451)
                                                     ----------------  ------------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of trading securities                            -             535,388        1,272,343
Investment in trading securities                             (97,772)           (377,658)        (475,430)
Other Investment                                            (657,961)         (2,368,000)     (14,450,328)
Acquisition of subsidiary                                           -                   -        (326,526)
Acquisition of subsidiary                                (3,093,622)-                   -     (12,292,034)
Proceeds from sale of property, equipment and motor
 vehicle                                                            -                   -          110,100
Purchase of property, equipment and motor vehicle           (541,858)                   -      (8,693,478)
Deposits                                                            -           (486,419)                -
                                                     ----------------  ------------------  ---------------
Net Cash (Used) In Investing Activities                   (4,391,213)         (2,696,689)     (34,855,353)
                                                     ----------------  ------------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances payable  affiliates                                       -                   -           23,847
Repayment of convertible debenture                                  -                   -        (130,310)
Repayment of shareholder advance                                    -                   -            (641)
Repayments under finance leases                              (64,997)            (67,417)        (418,941)
Proceeds from convertible debenture payable                         -                   -          130,310
Shareholder advance                                                                     -            6,621
Proceeds from issuance of stock by controlled entity        2,607,283                   -       16,149,291
Proceeds from Issuance of stock                                     -                   -      153,391,479
Cost of share issues                                        (128,590)                   -      (7,255,062)
                                                     ----------------  ------------------  ---------------
Net Cash Provided/(Used) by Financing Activities            2,413,696            (67,417)      161,896,594
                                                     ----------------  ------------------  ---------------

Effect of exchange rate changes on cash                     (291,489)             226,636          486,396
                                                     ----------------  ------------------  ---------------
Net increase (decrease) in cash                          (14,834,902)         (7,935,295)       57,831,186

Cash at beginning of period                                72,666,088         119,277,536                -
                                                     ----------------  ------------------  ---------------

Cash at end of period                                      57,831,186         111,342,241       57,831,186
                                                     ----------------  ------------------  ---------------

Supplemental Disclosures:
Cash paid for interest                                         27,418               9,869          185,529
Cash paid for income taxes                                          -                   -
Stock and options issued for services                               -                   -        1,595,523
Accrued interest and stockholder advances charged to
 paid in capital                                                    -                   -           12,744
Stock issued for exploration agreement                              -                   -          518,000
Stock issued for registration payment arrangement                   -                   -        1,265,299
Equipment obtained through a capital lease                          -                   -          730,422
Capital lease obligation for exploration costs                      -                   -          362,462
Interest in relation to capital lease for exploration
 costs                                                              -                   -           42,313
Fair value of warrants in connection with issuance of
 capital stock                                                      -                   -        1,330,852

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

     During the economic downturn of 2008, Legend also decided that part of the Company's strategy should be to invest into undervalued mining projects should opportunities arise. This investment would not detract from Legend's primary goal of developing the Phosphate Project and had the aim of diversifying interests to dilute the effect of identified potential project risks. This was seen as necessary by the Company due to the obviously volatile and unpredictable nature of the commodity markets at the time. Some of these investments include taking a major stake in North Australian Diamonds Ltd (NADL) which controls the Merlin Diamond Mine and includes NADL's 28% interest in Top End Uranium Ltd in the Northern Territory, Australia and an investment in Northern Capital Resources Corporation which controls gold and zinc assets in Nova Scotia, Canada. These are outlined in further detail below.

     Legend's initial plan was to develop the phosphate deposits with a staged approach. All of these stages, as described below, have been progressed during the year. Legend formed a strategic alliance with Wengfu in November 2009 and based on initial recommendations from the work they have conducted so far, the Company will be issuing a revised project timeline and strategy upon completion of the feasibility study in the second quarter of fiscal 2010 which is being conducted by Wengfu. The revised strategy and timeline may involve a different combination or prioritization of the various stages currently being developed.

     Stage 1 aims to begin production with mining of known high grade material at Paradise North and D-Tree North deposits which require little or no beneficiation. This material is referred to as 'direct shipping ore' (DSO). Based on recommendations by Wengfu, final development of this stage is awaiting results from the feasibility study which is due for completion in the second quarter of fiscal 2010 whereby a revised project timeline will be issued.

     Stage 2 of the project involves beneficiation of phosphate rock, through flotation, at the Paradise South deposit and secondly the D-Tree deposit to achieve production of large volumes of high grade phosphate rock concentrate. Although named Stage 2 it is being concurrently developed with Stage 1.

     Stage 3 will develop value added phosphate fertiliser and phosphate speciality chemical products in the Mt Isa region. This stage may be prioritized depending on the international market price for phosphate rock and Legend's view on the longer term Phosphate price that may be achieved. The fact that higher margins can be achieved with less material to be transported on the rail line makes this an attractive option. Construction of a phosphoric acid plant in Mt Isa will be required for this stage in conjunction with an increase in capacity of beneficiated rock product of approximately 1.4Mtpa (provided all 5mtpa from stage 2 is being consumed). After the phosphoric acid stream is online, the acid can be marketed and production of various fertiliser and specialty phosphate products can also be investigated. Depending on the composition of the acid that is produced, a variety of products may be produced, ranging from fertilisers, food grade and technical grade acids.

        During the quarter, Legend's investments in certain entities changed as follows:

     - in February and March 2010, the Company increased its interest in NADL from 47.83% to 50.64%;

     - in late March 2010, NADL issued shares pursuant to a share purchase plan, which diluted the Company's interest to 49.31%; and

     - in late March 2010, the Company took a private placement in Northern Capital Resources Corp ("NCRC") to increase its interest to 22.34% as at March 31, 2010.

     Legend intends to spin out to a new company the diamond, gold and base metal interests of Legend of which Legend shareholders will receive shares of common stock on a pro rata basis to the shares they hold in Legend. Following the spin out, Legend will be a 100% pure phosphate company. On May 7, 2010, the Company announced a record date of June 4, 2010 for the spin out. Legend intends to prepare and file a Registration Statement with the Securities and Exchange Commission registering the spin-out distribution of the shares of the newly formed company to the shareholders of Legend, pro rata. The spin-out will not occur until the Registration Statement has been declared effective by the Securities and Exchange Commission.

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

Exploration Stage Enterprise

     The Company complies with ASC Topic 930 - Extractive Activities and its characterization of the Company as an exploration stage enterprise. The Company is devoting all of its present efforts in securing and establishing its exploration business through field sampling and drilling programs in the State of Queensland and the Northern Territory of Australia.

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

     In May 2009, the Financial Accounting Standards Board (FASB) issued guidance on the accounting for and disclosure of events that occur after the balance sheet date. This guidance was effective for interim and annual financial periods ending after June 15, 2009. In February 2010, the FASB issued Accounting Standards Update (ASU) 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements. This ASU retracts the requirement to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or were available to be issued. ASU 2010-09 requires an entity that is a SEC filer to evaluate subsequent events through the date that the financial statements are issued. ASU 2010-09 is effective for interim and annual financial periods ending after February 24, 2010. The adoption of this guidance did not have an impact on our consolidated financial statements.

     In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. ASU 2010-06 requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010; early adoption is permitted. We do not expect that the adoption of ASU 2010-06 will have a material impact on our financial position, results of operations or cash flows.

3.  PROPERTY  AND  EQUIPMENT

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

                            At March 31, 2010                 At December 31, 2009
                    Depreciable             Accumulated  Net Book              Accumulated   Net Book
                        Life          Cost  Depreciation     Value       Cost  Depreciation      Value
                    (in years)          A$            A$        A$         A$            A$         A$
Land                             1,101,358             - 1,101,358  1,101,358             -  1,101,358
Buildings                40      2,968,212      (61,624) 2,906,588  2,968,213      (43,235)  2,924,978
Leasehold
 Improvements           1-2        265,249      (44,506)   220,742    235,831      (35,790)    200,041
Motor Vehicles           5       1,001,862     (284,261)   717,602  1,001,863     (234,199)    767,664
Equipment              1-10      2,869,500     (414,553) 2,454,947  2,135,498     (282,626)  1,852,872
Lear Jet                 5       1,270,869     (415,017)   855,852  1,270,869     (352,345)    918,524
Construction in
 Progress                          486,657             -   486,657    708,217             -    708,217
                                ----------------------------------------------------------------------
                                 9,963,707   (1,219,961) 8,743,746  9,421,849     (948,195)  8,473,654
                                ======================================================================

     The depreciation expense for the three months ended March 31, 2010 amounted to A$271,766 and the three months ended March 31, 2009 amounted to A$146,110. Assets written off for the three months ended March 31, 2010 amounted to A$nil.

4.     DEPOSITS

       Deposits held by the Company as at March 31, 2010 consist of:
                                                                              A$

       Term Deposit as security for a Bankers Undertaking              2,137,458
       Cash deposits provided to Government Departments for the
       purpose of guaranteeing the Companys performance in
       accordance with mining law                                        526,902
       Other                                                              26,403
                                                                 ---------------
                                                                       2,690,763
                                                                 ===============

5.     STOCKHOLDERS EQUITY

Share Option Plan

     The Company has a Stock Incentive Plan ("Stock Plan") for executives and eligible employees and contractors. Under this Stock Plan, options to purchase shares of stock can be granted with exercise prices not less than the fair market value of the underlying stock at the date of grant. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to or greater than the market price of the Company's stock at the date of grant; those option awards generally vest 1/3 after 12 months, 1/3 after 24 months and the balance after 36 months with a 10-year contractual term. The expected life of the options is generally between 5 to 6 years. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Stock Plan). The maximum aggregate number of Shares which may be optioned and sold under the Stock Plan is 10% of the issued and outstanding shares (on a fully diluted basis).

     The fair value of each option award is estimated on the date of grant using the Binomial option valuation model that uses the assumptions noted in the following table. The Binomial option valuation model requires the input of subjective assumptions, including the expected term of the option award and stock price volatility. Expected volatility is based on the historical volatility of our stock at the time grants are issued and other factors, including the expected life of the options of 5 to 6 years. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Various assumptions and factors related to stock options are as follows:

     Various  assumptions  and  factors related to stock options are as follows:

Weighted Average Volatility                                70%
Dividend Yield                                              -
Expected term (years)                                5.5  6.5
Risk-free rate                                   2.48% - 3.54%


     A summary of option activity under the Plan as of March 31, 2010, and changes during the three months then ended is presented below:

                                       ----------------------------------------
                                                               Weighted-Average
                                                       Shares    Exercise Price
                                       ----------------------------------------
Balance, December 31, 2009                         23,687,500             $1.30

Granted                                                     -                 -
Exercised                                                   -                 -
Forfeited and expired                                       -                 -
                                       ----------------------------------------

Balance, March 31, 2010                            23,687,500             $1.31
                                       ----------------------------------------
Options exercisable at March 31, 2010              15,550,000             $1.22
                                       ----------------------------------------

     For the three months ended March 31, 2010 stock-based compensation expense relating to stock options was A$592,685 (US$518,950). No income tax benefit was recognized in the three months ended March 31, 2010 for stock-based compensation arrangements because of the valuation allowance. As at March 31, 2010, there was A$1,557,442 (US$1,432,878) of unrecognized compensation cost, before income taxes, related to unvested stock options.

                    Options Outstanding                        Options Exercisable
           --------------------------------------    ----------------------------------------
                          Weighted                                   Weighted
Exercise                   Average    Weighted-                       Average     Weighted-
  Prices      Number      Remaining     Average         Number       Remaining      Average
   US$       Outstanding  Contractual Exercise         Exercisable  Contractual   Exercise
                             Life        Price                          Life         Price
                          (In Years)                                 (In Years)
           --------------------------------------    ----------------------------------------
  $0.444      2,006,250        6.70                     1,843,750          6.63
  $1.000     14,781,250        7.64                     9,739,583          7.27
  $2.000      5,900,000        7.93                     3,633,333          7.90
  $3.480      1,000,000        8.28                       333,333          8.28
           --------------------------------------    ----------------------------------------
             23,687,500        7.66       $1.31        15,550,000          7.36       $1.22
           --------------------------------------    ----------------------------------------

The aggregate intrinsic value of outstanding stock options at March 31, 2010 was A$3,633,600 and the aggregate intrinsic value of exercisable stock options was A$2,762,625.

6.     AFFILIATE TRANSACTIONS

     During  the  three  months  ended  March 31, 2009, AXIS charged the Company
A$1,363,161 for management and administration services and A$1,715,573 for exploration services. The Company paid A$2,730,000 for 2009 charges. For the three months ended March 31, 2009, the Company charged AXIS interest of A$13,659 at a rate between 9.35% and 10.35%.

     During  the  three  months  ended  March 31, 2010, AXIS charged the Company
A$2,436,730 for management and administration services and A$2,088,973 for exploration services. The Company paid A$4,600,653 for 2010 charges and advanced Axis A$163,477. The amount owed by AXIS at March 31, 2010 under current assets - receivables was A$739,519 and under non-current assets - receivables was A$1,440,117. For the three months ended March 31, 2010, the Company charged AXIS interest of A$33,468 at a rate between 10.05% and 10.30%.

     During  the  three  months  ended  March  31,  2010,  the  Company invested
A$657,961  in  Northern  Capital  Resources  Corp.  ("NCRC").

7.     RECLAMATION AND REMEDIATION

                                                                     March 31,
                                                                          2010
                                                                            A$

Balance January 1                                                      935,558
Increase as a result of rehabilitation requirement on
 exploration undertaken during year                                          -
Decrease as a result of rehabilitation performed during the
 year                                                                 (19,206)
                                                               ---------------
Closing balance March 31                                               916,352
                                                               ---------------

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

8.     LEASE LIABILITY

                                                                                                             A$
The Company entered into capital finance lease agreements for motor vehicles. The leases are non-cancellable and require total monthly repayments of A$20,823 and expire at various dates from 2012 to 2013. Future minimum payments due for the remaining term of the leases as of March 2010 are as follows:

2010                                                                                                    249,876
2011                                                                                                    245,379
2012                                                                                                      6,892
                                                                                             ------------------
                                                                                                        502,147
Less amounts representing interest                                                                       42,304
                                                                                             ------------------
                                                                                                        459,843
                                                                                             ------------------

Current liability                                                                                       218,348
Non-current liability                                                                                   241,495
                                                                                             ------------------
                                                                                                        459,843
                                                                                             ------------------

At March 31, 2010, the net book value of the motor vehicles under capital leases amounts to:            504,626
                                                                                             ------------------

9.     TRADING AND OTHER MARKETABLE SECURITIES

     Management determines the appropriate classification of its investments in marketable equity securities at the time of purchase and re-evaluates such determinations at each reporting date. The Company accounts for its equity security investments as trading securities and other marketable securities in accordance with ASC Topic 320, "Investments - Debt and Equity Securities"

     On January 1, 2008, Legend partially adopted ASC Topic 820 "Fair Value Measurements and Disclosures" ("ASC 820"), which, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Legend did not adopt the ASC 820 fair value framework for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements at least annually. ASC 820 clarifies that fair value is an exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Investment Measured at Fair Value on a Recurring Basis:

                                                   Fair Value     Fair Value at
                                                   Hierarchy     March 31, 2010
                                           -------------------------------------
Current Asset
Trading Securities                                   Level 1           A$97,944

Non Current Asset
Marketable Securities                                Level 2        A$2,686,834

     The trading securities held at March 31, 2010 are investments in companies in the phosphate industry that are listed on a US stock exchange. The cost of the investments was A$97,772, the fair market value at March 31, 2010 was A$97,944 and the net unrealized gain for the three months ended March 31, 2010 was A$172.

     The marketable securities (non-current asset) held at March 31, 2010 are investments in a Fund that purchases shares in companies quoted on international stock exchanges. The cost of the investment was A$2,928,294 and the fair market value after exchange rate restatement at March 31, 2010 was A$2,686,834.

10.     COMMITMENTS  AND  CONTINGENCIES

     The Company entered into an agreement for drilling on its Queensland phosphate project whereby the Company guaranteed to drill a set number of metres. If those metres were not drilled, the Company was required to make a payment for the metres that had not been drilled. At March 31, 2010, the value of the commitment was A$3,028,037 The Company has also entered into non-cancellable operating leases and has a commitment of A$495,007.

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

                                                                        2010
                                                                          A$
       Not later than one year                                     4,552,331
       Later than one year but not later than five years           8,840,486
       Later than five years but not later than twenty one
        years                                                      1,864,163
                                                            ----------------
                                                                  15,256,980
                                                            ================

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

     The Company has received a claim for compensation in consideration of introducing the Company to a third party. The Company's attorneys responded denying any agreement or understanding. The Company does not believe the claim has any merit and will defend the claim vigorously if necessary.

11.     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses. The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate their respective fair values because of the short maturities of those instruments.

12.     RECLASSIFICATIONS

     Certain amounts in the 2009 financial statements are reclassified to conform to the 2010 presentation with no effects on operations.

13.     INVESTMENTS/SUBSIDARIES

North Australian Diamonds Limited ("NADL")

     At December 31, 2009, the Company's holding in NADL was 47.83%. During the three months ended March 31, 2010, the Company purchased an additional 63,909,551 shares, increasing its holding in NADL to 50.64% at March 25, 2010. The cost to the Company was A$3,093,622. In late March 2010, NADL issued 56,680,086 shares under its share purchase plan offered to existing shareholders raising A$2,478,693 after issue costs which had the effect of diluting the Company's interest in NADL to 49.41% at March 31, 2010. As such, the Company recorded adjustments to the Company's additional paid-in capital and non-controlling interest accounts related to these transactions which are reflected in the accompanying Statement of Stockholders' Equity (Deficit) during the three months ended March 31, 2010. Furthermore, it is the Company's intention to continue to acquire shares and continue to maintain a controlling interest in NADL. Furthermore, management of the Company believes it has the ability to control the operations of NADL through its share ownership as well as having three of the four Directors of NADL and control of the management of the day to day operations. It is management's conclusion that the Company has a controlling financial interest in NADL and accordingly, it should continue to consolidate NADL's results into the Company.

     The amount of revenue of NADL for the three months ended March 31, 2010 included in the Consolidated Statement of Operations for the reporting period is A$nil and the amount of loss is A$3,222,185.

Northern Capital Resources Corp ("NCRC")

     At December 31, 2009, the Company's holding in NCRC was 21.29%. During the three months ended March 31, 2010, the Company closed a private placement in NCRC, acquiring 2,990,110 shares of common stock at a cost of A$657,961. At March 31, 2010, the Company held a 22.34% interest in NCRC. The Company has accounted for the investment in NCRC using the equity method. At March 31, 2010, the carrying value of the investment was A$9,914,937. For the quarter ended March 31, 2010, the Company recorded an equity loss in NCRC of A$104,863.

Top End Uranium Ltd

     The Company through its investment in NADL increased its interest from 25% to 28% interest in Top End Uranium ("TEU") which has a carrying value of A$964,165 at March 31, 2010. NADL purchased 1,866,879 ordinary shares at a cost of A$259,889 during the three months ended March 31, 2010. NADL accounts for the investment in TEU using the equity method. For the three months ended March 31, 2010, the Company recorded equity loss in TEU of A$39,944.

14.     INCOME TAXES

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

     ASC Topic 740 prescribes how a company should recognise, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. Additionally for tax positions to qualify for deferred tax benefit recognition under ASC 740, the position must have at least "more than likely not" chance of being sustained upon challenge by the respective taxing authorities, and whether or not it meets that criteria is a matter of significant judgement. The Company believes that it does not have any uncertain tax positions that would require the recording or disclosure of a potential tax liability,

     The Company follows the asset and liability approach which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. For the period presented, there was no taxable income. There are no deferred income taxes resulting from temporary differences in reporting certain income and expense items for income tax and financial accounting purposes. The Company, at this time, is not aware of any net operating losses which are expected to be realised.

The Company is subject to taxation in both the USA and Australia.

At March 31, 2010, deferred taxes consisted of the following:

                                                 USA     Australia         Total
                                                2010          2010          2010
                                                  A$            A$            A$
Deferred tax assets

Net operating loss carry-forward          16,324,419    17,778,724    34,103,143
Exploration expenditure                   16,168,607             -    16,168,607
Less valuation allowance                (32,493,026)  (17,778,724)  (50,271,750)
                                      ------------------------------------------
Net deferred taxes                                 -             -             -
                                      ==========================================

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

     As a result of the ownership change that occurred in November 2004 (see note 1), Internal Revenue Code Section 382 limits the use of available operating loss carryforwards for losses incurred prior to the ownership change. In addition, the Company will need to file tax returns for 2008 and 2009 to establish the tax benefits of the net operating loss carry forwards in Australia for those years. Carry-forward net operating losses will be available to offset future taxable income. Total available net operating loss carryforwards in the United States, which are subject to limitations, amount to approximately A$37,000,000 at March 31, 2010 and expire in years 2023 through 2030. Net operating loss carryforwards in Australia do not have a definite expiration date.

15.     SUBSEQUENT EVENTS

     The Company has evaluated significant events subsequent to the balance sheet date and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the consolidated financial statements, other than noted herein.

     On April 20, 2010, 66,282 common shares were issued by Legend under a cashless exercise of options under the Stock Incentive Plan.

     Since March 31, 2010, Legend has acquired a further 11,927,528 ordinary shares in NADL at a cost of A$528,588, taking its interest in NADL to 49.92%.

     On May 7, 2010, the Company announced a record date of June 4, 2010 for the spin out of its diamond, gold and base metal interests. Legend intends to prepare and file a Registration Statement with the Securities and Exchange Commission registering the spin-out distribution of the shares of the newly formed company to the shareholders of Legend, pro rata. The spin-out will not occur until the Registration Statement has been declared effective by the Securities and Exchange Commission.

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

     The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar during the periods indicated:

     3 months ended March 31, 2009     A$1.00 = US$.6835
     3 months ended March 31, 2010     A$1.00 = US$.9195

RESULTS OF OPERATION

Three Months Ended March 31, 2010 vs. Three Months Ended March 31, 2009.

     The Company as part of its business strategy is increasing its diamond exploration activity in the proximity of the Merlin diamond mine in the Northern Territory and is continually sourcing new ground in this region which is one of the most diamond prospective areas in Australia. As part of this strategy, the Company acquired an interest in North Australian Diamonds Ltd ("NADL"), an Australian diamond exploration corporation.

     During the three months ended March 31, 2010, the Company purchased an additional 63,909,551 shares, increasing its holding in NADL to 50.64% at March 25, 2010. The cost to the Company was A$30,093,622. In late March 2010, NADL issued 56,680,086 shares under its share purchase plan offered to existing shareholders raising A$2,478,693 after issue costs which had the effect of diluting the Company's interest in NADL to 49.41% at March 31, 2010.

     The Company's financial statements are prepared in Australian dollars (A$). A number of the costs, expenses and assets of the Company are incurred/held in US$ and the conversion of these costs to A$ means that the comparison of the three months ended March 31, 2010 to the three months ended March 31, 2009 does not always present a true comparison.

     Furthermore, the results for the quarter ended March 31, 2010 include the consolidated results of NADL and the equity accounted results of NCRC and therefore a comparison of March 2010 and March 2009 does not always present a true comparison.

     As an exploration company, we do not have an ongoing source of revenue. Our revenue stream is normally from interest received on cash in bank and ad-hoc tenement disposals and Australian Taxation Office refunds.

     During the three months ended March 31, 2010, we received A$690,072 in interest on funds in the bank, interest income from a related entity of A$33,468 and fuel rebate of A$55,020. The decrease in interest income is a result of the reduction of cash at bank from comparative periods.


     Costs and expenses increased from A$7,332,116 in the three months ended March 31, 2009 to A$12,587,783 in the three months ended March 31, 2010. The increase in expenses is a net result of:

     a) an increase in legal, accounting and professional expense from A$216,118 for the three months ended March 31, 2009 to A$225,289 for the three months ended March 31, 2010 as a result of a increase in legal fees for general legal work including stock transfer matters, regulatory filings, stock transfer agent fees, and audit fees for professional services in relation to the Form 10-Q. Included within legal, accounting and professional expense for the three months ended March 31, 2010 are the following material amounts for NADL; legal fees of A$24,524, accounting fees of A$24,280; for which there is no comparative amount in the three months ended March 31, 2009.

     b) an increase in exploration expenditure written off from A$3,810,643 in the three months ended March 31, 2009 to A$8,027,978 in the three months ended March 31, 2010. The exploration costs include drilling/geological/geophysical/mineral analysis contractors, salaries for contract field staff, travel costs, accommodation and tenement costs. In the current year in relation to our diamond operations, drilling and trial testing recommenced in January 2010 at Merlin and surrounding areas and included within exploration expenditure written off for the three months ended March 31, 2010 is A$3,046,170; for which there is no comparative amount in the three months ended March 31, 2009. On our phosphate operations, we continued to advance the current feasibility testwork, completed recent metallurgical testwork in the USA, concluded 2009 Pilot Beneficiation Plant testwork and concluded an initial DSO targeted JORC resource estimate. As a result of the increase in the Company's exploration activities, additional staff costs were incurred via service arrangements with AXIS, as AXIS provided additional staff to undertake the Company's activities. In the prior year, phosphate field activities including drilling occurred during the quarter and work continued on investigations into a mining operation and in relation to our diamond operations, a detailed sampling program in Northern Territory recommenced in March 2009 after the end of the wet season in Northern Australia.

     c) a decrease in aircraft maintenance costs from A$109,333 in the three months ended March 31, 2009 to A$91,353 in the three months ended March 31, 2010.

     d) a decrease in stock based compensation from A$1,222,098 in the three months ended March 31, 2009 to A$592,685 in the three months ended March 31, 2010. The Company has issued options under the 2006 Incentive Option Plan throughout 2006, 2007, 2008 and 2009. The decrease is a result of options being fully vested in prior periods.

     e) an increase in interest expense from A$16,808 for the three months ended March 31, 2009 to A$27,418 for the three months ended March 31, 2010 due to the increase in finance leases that bear interest.

     f) an increase in amortization of mineral rights from A$nil for the three months ended March 31, 2009 to A$349,626 for the three months ended March 31, 2010. On the acquisition date of the business combination of NADL, the Company recognised mineral rights of A$18,873,000. The underlying mineral property licences have a set term and the mineral rights are being amortized over the term of the licences. The acquisition occurred in August 2009 and therefore there was no comparable amount for the three months ended March 31, 2009.

     g) an increase in administrative costs from A$1,957,116 in the three months ended March 31, 2009 to A$3,273,434 in the three months ended March 31, 2010. As a result of the increase in activities in the current quarter, there was an increase in direct costs, indirect costs and service fees charged to the Company by AXIS which increased from A$1,239,237 to A$2,215,209; the cost of travel and accommodation relating to the business activities of the Company of A$327,552; investor relations and other consultants of A$332,048; property rentals and associated costs of A$130,627; and the cost of insurance of A$59,756. Included within administrative costs for the three months ended March 31, 2010 are the following material amounts for NADL; A$60,260 for rent; A$117,377 for salaries and associated benefits; for which there is no comparative amount in the three months ended March 31, 2009.

     As a result of the foregoing, the loss from operations increased from A$6,158,762 for the three months ended March 31, 2009 to A$11,809,223 for the three months ended March 31, 2010. A decrease in foreign currency exchange gain, from a gain of A$209,483 for the three months ended March 31, 2009 to a foreign currency exchange loss of A$291,489 in the three months ended March 31, 2010 was recorded as a result of the movement in the Australian dollar versus the US dollar.

     The loss before income taxes and equity in losses of unconsolidated entities was A$5,890,849 for the three months ended March 31, 2009 compared to a net loss of A$12,100,540 for the three months ended March 31, 2010. There was no provision for income taxes in either the three months ended March 31, 2009 or 2010.

     The equity losses in unconsolidated entities for the three months ended March 31, 2010 amounted to A$144,807. The Company holds a 22.34% interest in Northern Capital Resources Corp and the Company through its investment in NADL holds a 28% investment in Top End Uranium Ltd. The Company accounts for both of these investments using the equity method of accounting. There were no comparable investments in the three months ended March 31, 2009.

     The net loss was A$12,245,347 for the three months ended March 31, 2010 compared to a net loss of A$5,890,849 for the three months ended March 31, 2009.

     The share of the loss attributable to the non-controlling interests of NADL for the three months ended March 31, 2010 amounted to A$1,647,456, for which there was no comparable amount in 2009. On May 12, 2009, the Company made an on-market takeover offer for all of the shares in North Australian Diamonds Limited ("NADL"). The Company held 34.61% of the issued and outstanding shares at May 31, 2009 and as a result, accounted for its interest in NADL as an unconsolidated entity until August 6, 2009. The takeover offer concluded on August 6, 2009. At the close of the offer, the Company held 55% of the issued and outstanding shares of NADL and as a result, commenced consolidating the results of NADL from that date. In early December 2009, NADL placed shares to a third party which had the effect of diluting the Company's interest in NADL to 47.83%. Under Australian takeover laws, the Company was prevented from purchasing further shares in NADL for a period of 6 months from the conclusion of the takeover (August 6, 2009). Accordingly, it was not until February 6, 2010 that the Company was entitled to purchase any further shares in NADL under Australian Corporations Law. Since February 6, 2010, the Company has purchased further shares in NADL and its current interest is approximately 50%. It is the Company's intentions to continue to acquire shares and to maintain a controlling financial interest. Furthermore, management believes it has the ability to control the operations of NADL through its share ownership as well as having three of the Directors of NADL. It is management's conclusion that the Company has a controlling financial interest in NADL and accordingly, it should continue to consolidate NADL's results into the Company

     The net loss attributable to Legend stockholders amounted to A$10,597,891 for the three months ended March 31, 2010 compared to A$5,890,849 for the three months ended March 31, 2009.

Liquidity and Capital Resources

     For the three months ending March 31, 2010, net cash used in operating activities was A$12,565,896 (2009: A$5,397,825) primarily consisting of the net loss of A$10,597,891 (2009: A$5,890,849), increase in accounts receivable of A$405,363 (2009: decrease A$570,777); increase in prepayments and deposits of A$124,279 (2009: A$11,022); a decrease in inventories of A$85,068 (2009:
increase A$19,049) offset by an decrease in accounts payable and accrued expenses of A$1,486,515 (2009: A$1,019,931) .

     Net cash used in investing activities was A$4,391,213 (2009: A$2,696,689), being for the purchase of investments for A$3,751,583 in NADL and NCRC, trading securities of A$97,772 and purchase of plant and equipment including plant upgrade at Merlin of A$541,858.

     Net cash provided by financing activities was A$2,413,696 being primarily net repayments under financing leases of A$64,997 (2009: A$67,417); and net proceeds from the share purchase plan for ordinary shares of our subsidiary of A$2,607,283, less costs of A$128,590.

     At March 31, 2010, the Company held US$8,397,835 in US accounts which when converted to Australian dollars results in an unrealized foreign exchange loss of A$291,489.

     As  at  March  31,  2010,  the  Company  had  A$57,831,186  in  cash.

     We plan to continue our exploration and pre-development program throughout 2010 and anticipate spending A$8.5 million on exploration and pre-development and A$7.1 million on administrative costs.

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

Cautionary Safe Harbor Statement under the United States Private Securities Litigation Reform Act of 1995.

     Certain information contained in this Form 10-Q's forward looking information within the meaning of the Private Securities Litigation Act of 1995 (the "Act") which became law in December 1995. In order to obtain the benefits of the "safe harbor" provisions of the act for any such forwarding looking statements, the Company wishes to caution investors and prospective investors about significant factors which among others have affected the Company's actual results and are in the future likely to affect the Company's actual results and cause them to differ materially from those expressed in any such forward looking statements. This Form 10-Q report contains forward looking statements relating to future financial results. Actual results may differ as a result of factors over which the Company has no control including, without limitation:

     - The risk factors set forth in Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009,

     - The possibility that the phosphates we find are not commercially economical to mine,

     - The possibility that we do not find diamonds or other minerals or that the diamonds or other minerals we find are not commercially economical to mine,

     - The risks and hazards inherent in the mining business (including environmental hazards, industrial accidents, weather or geologically related conditions),

     -    Changes in the market price of phosphate, base metals and diamonds,

     - The uncertainties inherent in our production, exploratory and developmental activities, including risks relating to permitting and regulatory delays,

     -    The uncertainties inherent in the estimation of ore reserves,

     -    The effects of environmental and other governmental regulations, and

     - Uncertainty as to whether financing will be available to enable further exploration and mining operations.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

     At March 31, 2010, the Company had no outstanding loan facilities. At March 31, 2010, assuming no change in the cash at bank, a 10% change in the A$ versus US$ exchange rate would have a A$0.57 million effect on the Company's cash position.

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

(c) We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of March 31, 2010, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

                          PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

     In January 2010, two stockholders ("the plaintiffs"- being an individual and his private company) commenced an action in Supreme Court, New York County against the Company, Renika Pty Ltd. and Joseph Gutnick ( collectively "the defendants") on account of the alleged failure of the defendants to issue warrants to the plaintiffs in connection with the purchase of shares of common stock from the Company and from Renika Pty Ltd. in 2006 and 2007. The complaint alleges three causes of action, and seeks unspecified damages. The Company, Renika Pty Ltd. and Joseph Gutnick vehemently deny the allegation. The defendants have moved to dismiss the complaint as a matter of law. The Company, Renika Pty Ltd. and Joseph Gutnick is vigorously defending such claim.

     The Company has received a claim for compensation in consideration of introducing the Company to a third party. The Company's attorneys responded denying any agreement or understanding. The Company does not believe the claim has any merit and will defend the claim vigorously if necessary.

     Other than these matters, there are no pending legal proceedings to which the Company is a party, or to which any of its property is the subject, which the Company considers material.

Item 1A     Risk Factors

An investment in the Company involves a high degree of risk.

     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Other unknown or unpredictable factors could also have material adverse effects on future results.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

        Not Applicable

Item 3.     Defaults Upon Senior Securities.

        Not Applicable

Item 4.     Removed and Reserved.

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


                                      LEGEND INTERNATIONAL HOLDINGS, INC.

                                      (Registrant)



                                      By:  /s/ Peter J Lee
                                      Peter J Lee
                                      Chief Financial Officer and Secretary


Dated: May 7, 2010

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