Form 10-Q
period 2010-06-30
LEGEND INTERNATIONAL HOLDINGS INC
filed 2010-08-09
CIK 1132143

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


(Mark one)
|x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly Period Ended June 30, 2010

                                       or

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________

                       Commission File Number: 000-32551
                       ---------------------------------

                      LEGEND INTERNATIONAL HOLDINGS, INC.
                      -----------------------------------
             (Exact name of registrant as specified in its charter)


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

                                    -------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.   |X| Yes  |_| No

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). |_| Yes |X| No

     There were 226,399,674 shares of common stock outstanding on August 6, 2010.

Table of Contents
                                                                       PAGE NO
                                                                      ----------

PART I       FINANCIAL INFORMATION

Item 1       Financial Statements                                              2
Item 2       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             16
Item 3       Quantitative and Qualitative Disclosure about Market Risk        20
Item 4       Controls and Procedures                                          20

PART II      OTHER INFORMATION

Item 1       Legal Proceedings                                                22
Item 1A      Risk Factors                                                     22
Item 2       Unregistered Sales of Equity Securities and Use of
              Proceeds                                                        22
Item 3       Defaults Upon Senior Securities                                  22
Item 4       Removed and Reserved                                             22
Item 5       Other Information                                                22
Item 6       Exhibits                                                         22

SIGNATURES                                                                    23

EXHIBIT INDEX                                                                 24

Exh. 31.1              Certification                                          25
Exh. 31.2              Certification                                          26
Exh. 32.1              Certification                                          27
Exh. 32.2              Certification                                          28

                         PART I - FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

Introduction to Interim Consolidated Financial Statements.

The interim consolidated financial statements included herein have been prepared by Legend International Holdings, Inc. ("Legend" or the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange
Commission (The "Commission"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of June 30, 2010, the results of its consolidated operations for the three and six month periods ended June 30, 2010 and June 30, 2009 and for the cumulative period January 5, 2001 (inception) through June 30, 2010, and the changes in its consolidated cash flows for the six month periods ended June 30, 2010 and June 30, 2009 and for the cumulative period January 5, 2001 (inception) through June 30, 2010, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

                      LEGEND INTERNATIONAL HOLDINGS, INC.
                         (An Exploration Stage Company)
                           Consolidated Balance Sheet

                                                                       June 30,     December 31,
                                                                           2010              2009
                                                                             A$                A$
                                                                    (unaudited)
                                                                ---------------   ---------------
ASSETS

Current Assets:
Cash                                                                 47,000,579        72,666,088
Receivables                                                           3,164,557         1,148,567
Prepayments                                                             763,983           644,033
Inventories                                                             202,455           254,544
Marketable securities (note 9)                                           73,083                 -
                                                                ---------------   ---------------
Total Current Assets                                                 51,204,657        74,713,232
                                                                ---------------   ---------------

Non-Current Assets:
Property and equipment, net (note 3)                                  9,172,197         8,473,654
Investment in unconsolidated entities (note 13)                      11,372,729        10,409,693
Marketable securities (note 9)                                        2,137,598         2,928,294
Deposits (note 4)                                                     2,843,732         2,659,494
Receivables                                                           1,584,706         1,243,172
Prepayments                                                             698,821           622,272
Mineral rights                                                       17,591,038        18,290,290
Goodwill                                                              1,092,950         1,092,950
                                                                ---------------   ---------------
Total Non-Current Assets                                             46,493,771        45,719,819
                                                                ---------------   ---------------

Total Assets                                                         97,698,428       120,433,051
                                                                ===============   ===============

LIABILITIES

Current Liabilities:
Accounts payable and accrued expenses                                 3,986,591         4,086,609
Lease liability (note 8)                                                381,718           213,550
                                                                ---------------   ---------------
Total Current Liabilities                                             4,368,309         4,300,159
                                                                ---------------   ---------------

Non Current Liabilities:
Reclamation and remediation provision (note 7)                          918,040           935,558
Lease liability (note 8)                                                513,930           297,914
                                                                ---------------   ---------------
Total Non Current Liabilities:                                        1,431,970         1,233,472
                                                                ---------------   ---------------

Total Liabilities                                                     5,800,279         5,533,631
                                                                ---------------   ---------------
Commitments and Contingencies (Note 10)
Stockholders' Equity
Common stock: US$.001 par value, 300,000,000 shares authorized
226,399,674 and 226,333,392 shares issued and outstanding               275,178           275,101
Additional paid-in-capital                                          162,806,972       163,765,820
Accumulated other comprehensive (loss)                                (725,846)         (388,529)
Retained deficit during development period                            (839,463)         (839,463)
Retained deficit during exploration period                         (84,436,257)      (65,262,031)
                                                                ---------------   ---------------

Legend Stockholders' Equity                                          77,080,584        97,550,898
Non-controlling interests                                            14,817,565        17,348,522
                                                                ---------------   ---------------

Total Equity                                                         91,898,149       114,899,420
                                                                ---------------   ---------------

Total Liabilities and Equity                                         97,698,428       120,433,051
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

                      LEGEND INTERNATIONAL HOLDINGS, INC.
                         (An Exploration Stage Company)
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                                                                 January 5, 2001
                                                               For the three months       For the six months      (Inception) to
                                                                  ended June 30              ended June 30              June 30,
                                                            -------------------------- ------------------------- ---------------
                                                                     2010         2009         2010         2009            2010
                                                                       A$           A$           A$           A$              A$
                                                            ============= ============ ============ ============ ===============

Revenues:

Sales                                                                   -            -            -            -           6,353
less cost of sales                                                      -            -            -            -         (1,362)
                                                            ------------- ------------ ------------ ------------ ---------------

Gross profit                                                            -            -            -            -           4,991

Other income
Interest income - related entity                                   39,589       17,648       73,057       31,307         204,491
Interest income - other                                           578,566      806,296    1,268,638    1,964,841       8,302,451
Other                                                              76,395        1,120      131,415        2,270         541,215
                                                            ------------- ------------ ------------ ------------ ---------------
Total other income                                                694,550      825,064    1,473,110    1,998,418       9,048,157
                                                            ------------- ------------ ------------ ------------ ---------------

Costs and expenses:
Legal, accounting and professional                                148,116      141,462      373,405      357,580       2,310,160
Exploration expenditure                                         7,533,685    4,587,790   15,561,663    8,625,094      58,893,828
Aircraft maintenance                                              103,953      136,655      195,306      245,988       1,363,075
Stock based compensation                                          365,568    1,198,265      958,253    2,420,363      11,550,796
Interest expense                                                    3,853       17,873       31,271       34,681         240,948
Impairment of investment                                                -            -            -            -         326,526
Amortization of mineral rights                                    349,626            -      699,252            -       1,281,962
Administration expenses                                         2,420,602    2,041,969    5,694,037    3,772,424      25,447,808
                                                            ------------- ------------ ------------ ------------ ---------------
Total costs and expenses                                     (10,925,403)  (8,124,014) (23,513,187) (15,456,130)   (101,415,103)
                                                            ------------- ------------ ------------ ------------ ---------------

(Loss) from operations                                       (10,230,853)  (7,298,950) (22,040,077) (13,457,712)    (92,361,955)

Foreign currency exchange gain/(loss)                             648,885  (3,172,261)      357,396  (2,962,778)         925,655
Adjustment to fair value on stepped acquisition                         -            -            -            -       2,200,620
Unrealised loss on trading securities                            (24,861)            -     (24,689)       29,602          75,787
Gain (loss) on sale of trading securities                               -       55,309            -       84,137          84,137
                                                            ------------- ------------ ------------ ------------ ---------------

(Loss) before income taxes and equity in losses of
 unconsolidated entities                                      (9,606,829) (10,415,902) (21,707,370) (16,306,751)    (89,075,756)

Provision for income taxes                                              -            -            -            -               -
                                                            ------------- ------------ ------------ ------------ ---------------

(Loss) before equity in losses of unconsolidated entities     (9,606,829) (10,415,902) (21,707,370) (16,306,751)    (89,075,756)

Equity in losses of unconsolidated entities                     (229,767)    (141,798)    (374,574)    (141,798)       (720,281)
                                                            ------------- ------------ ------------ ------------ ---------------

Net (loss)                                                    (9,836,596) (10,557,700) (22,081,944) (16,448,549)    (89,796,037)

Net loss attributable to non-controlling entities               1,260,262            -    2,907,718            -       4,520,317
                                                            ------------- ------------ ------------ ------------ ---------------

Net (loss) attributable to Legend stockholders                (8,576,334) (10,557,700) (19,174,226) (16,448,549)    (85,275,720)
                                                            ------------- ------------ ------------ ------------ ---------------

Basic and diluted loss per common shares                           (0.04)       (0.05)       (0.08)       (0.07)          (0.95)
                                                            ============= ============ ============ ============ ===============

Weighted average number of common shares used in per
 share calculations                                           226,385,835  226,329,436  226,359,758  226,322,453      90,002,303
                                                            ============= ============ ============ ============ ===============
The accompanying notes are integral part of the consolidated financial statements

                      LEGEND INTERNATIONAL HOLDINGS, INC.
                         (An Exploration Stage Company)
           Consolidated Statements of Stockholders' Equity (Deficit)
                       for the period ended June 30, 2010

                                     Common Stock
                                                                  Retained     Retained
                                                                  (Deficit)    (Deficit)    Accumulated
                                                      Additional  During the   During the      Other          Non-     Stockholders'
                                               Par     Paid-In    Exploration  Development  Comprehensive  Controlling    Equity
                                               Value    Capital     Period       Period     Income (Loss)   Interests    (Deficit)
                                    Shares      A$        A$          A$           A$            A$            A$           A$
                                  --------------------------------------------------------------------------------------------------
Balance, January 5, 2001                    -       -          -            -            -              -            -             -
Shares issued to founder for
 organisation cost and services
 at US$0.05 per shares              4,297,500   5,550    118,896            -            -              -            -       124,446
Shares issued for services
 rendered at US$0.05 per share        146,250     189      4,046            -            -              -            -         4,235
Shares issued for cash                616,500     796     17,056            -            -              -            -        17,852
Net Loss                                    -       -          -            -    (131,421)              -            -     (131,421)
                                  --------------------------------------------------------------------------------------------------
Balance, December 31, 2001          5,060,250   6,535    139,998            -    (131,421)              -            -        15,112
Shares issued for cash                225,000     291      6,225            -            -              -            -         6,516
Shares issued for officer's
 compensation                      11,250,000  14,529    148,359            -            -              -            -       162,888
Net Loss                                    -       -          -            -    (182,635)              -            -     (182,635)
                                  --------------------------------------------------------------------------------------------------
Balance, December 31, 2002         16,535,250  21,355    294,582            -    (314,056)              -            -         1,881
Shares issued for services
 rendered at US$0.022 per share     5,026,500   6,491    139,065            -            -              -            -       145,556
Net Loss                                    -       -          -            -    (156,965)              -            -     (156,965)
                                  --------------------------------------------------------------------------------------------------
Balance, December 31, 2003         21,561,750  27,846    433,647            -    (471,021)              -            -       (9,528)
Shares issued for services
 rendered at US$0.022 per share     2,004,750   2,589     55,464            -            -              -            -        58,053
Options issued for services                 -       -    160,672            -            -              -            -       160,672
Loan forgiveness-former major
 shareholder                                -       -     12,144            -            -              -            -        12,144
Net Loss                                    -       -          -            -    (234,611)              -            -     (234,611)
                                  --------------------------------------------------------------------------------------------------
Balance, December 31, 2004         23,566,500  30,435    661,927            -    (705,632)              -            -      (13,270)
Shares issued on cashless
 exercise of options               17,085,938  22,066   (22,066)            -            -              -            -             -
Net Loss                                    -       -          -            -     (75,508)              -            -      (75,508)
                                  --------------------------------------------------------------------------------------------------
Balance, December 31, 2005         40,652,438  52,501    639,861            -    (781,140)              -            -      (88,778)
Share issued on cashless exercise
 of options                        72,281,329  93,336   (93,336)            -            -              -            -             -
Shares and options issued under
 settlement agreement                 112,500     144     35,272            -            -              -            -        35,416
Shares issued for cash             12,756,734  16,524  3,854,843            -            -              -            -     3,871,367
Cost of share issues                        -       -  (128,376)            -            -              -            -     (128,376)
Amortisation of options under
 stock option plan                          -       -    115,307            -            -              -            -       115,307
Net unrealized gain on foreign
 exchange translation                       -       -          -            -            -         38,490            -        38,490
Net Loss                                    -       -          -  (4,516,271)     (58,323)              -            -   (4,574,594)
                                  --------------------------------------------------------------------------------------------------
Balance, December 31, 2006        125,803,001 162,505  4,423,571  (4,516,271)    (839,463)         38,490            -     (731,168)


                      LEGEND INTERNATIONAL HOLDINGS, INC.
                         (An Exploration Stage Company)
           Consolidated Statements of Stockholders' Equity (Deficit)
                       for the period ended June 30, 2010
                                  (continued)

                                    Common Stock
                                                                  Retained     Retained
                                                                  (Deficit)    (Deficit)    Accumulated
                                                     Additional   During the   During the      Other          Non-     Stockholders'
                                              Par     Paid-In     Exploration  Development  Comprehensive  Controlling    Equity
                                              Value    Capital      Period       Period     Income (Loss)   Interests    (Deficit)
                                   Shares      A$        A$           A$           A$            A$            A$           A$
                                 ---------------------------------------------------------------------------------------------------
Shares issued for cash            47,686,624  56,438  25,684,666            -            -              -            -    25,741,104
Cost of share issues                       -       - (1,675,111)            -            -              -            -   (1,675,111)
Shares issued for consulting
 fees                              2,604,200   2,984   1,001,122            -            -              -            -     1,004,106
Shares issued on cashless
 exercise of options                  75,000      85        (85)            -            -              -            -             -
Shares issued as a result of
 delay in lodgement of
 registration statement              200,000     230     364,575            -            -              -            -       364,805
Shares issued for part-
 settlement of the acquisition
 of rights to exploration
 licences under agreement            500,000     545     517,455            -            -              -            -       518,000
Amortization of options under
 stock option plan                         -       -     375,740            -            -              -            -       375,740
Net Loss                                   -       -           -  (8,638,129)            -              -            -   (8,638,129)
                                 ---------------------------------------------------------------------------------------------------
Balance, December 31, 2007       176,868,825 222,787  30,691,933 (13,154,400)    (839,463)         38,490            -    16,959,347
Shares issued for cash            42,000,000  44,011 109,984,282            -            -              -            -   110,028,293
Cost of share issues                               - (5,964,346)            -            -              -            -   (5,964,346)
Shares issued on cashless
 exercise of options               1,522,358   1,701     (1,701)            -            -              -            -             -
Shares issued on exercise of
 options                           5,435,600   5,999  13,717,586            -            -              -            -    13,723,585
Shares issued for consulting
 fees                                 30,800      33     147,555            -            -              -            -       147,588
Shares issued under registration
 rights agreement                    457,809     545     899,950            -            -              -            -       900,495
Amortization of options under
 stock option plan                         -       -   5,185,743            -            -              -            -     5,185,743
Net Loss                                   -       -           - (14,221,560)            -              -            -  (14,221,560)
                                 ---------------------------------------------------------------------------------------------------
Balance, December 31, 2008       226,315,392 275,076 154,661,002 (27,375,960)    (839,463)         38,490            -   126,759,145
Shares issued on exercise of
 options                              18,000      25       2,738            -            -              -            -         2,763
Amortization of options under
 stock option plan                         -       -   4,259,903            -            -              -            -     4,259,903
Net unrealized loss on foreign
 exchange translation                      -       -           -            -            -      (427,019)            -     (427,019)
Net Loss attributable to Legend
 stockholders                              -       -           - (37,886,071)            -              -            -  (37,886,071)
Fair value of non-controlling
 interest                                  -       -           -            -            -              -   10,261,290    10,261,290
Net change in controlling/non-
 controlling interest                      -       -   4,842,177            -            -              -    8,699,831    13,542,008
Net loss attributable to non-
 controlling stockholders                  -       -           -            -            -              -  (1,612,599)   (1,612,599)
                                 ---------------------------------------------------------------------------------------------------
Balance, December 31, 2009       226,333,392 275,101 163,765,820 (65,262,031)    (839,463)      (388,529)   17,348,522   114,899,420


                      LEGEND INTERNATIONAL HOLDINGS, INC.
                         (An Exploration Stage Company)
           Consolidated Statements of Stockholders' Equity (Deficit)
                       for the period ended June 30, 2010
                                  (continued)


                                    Common Stock
                                                                  Retained     Retained
                                                                  (Deficit)    (Deficit)    Accumulated
                                                     Additional   During the   During the      Other          Non-     Stockholders'
                                              Par     Paid-In     Exploration  Development  Comprehensive  Controlling    Equity
                                              Value    Capital      Period       Period     Income (Loss)   Interests    (Deficit)
                                   Shares      A$        A$           A$           A$            A$            A$           A$
                                 ---------------------------------------------------------------------------------------------------
Shares issued on cashless
 exercise of options                  66,282      77        (77)            -            -              -            -             -
Amortization of options under
 stock option plan                         -       -     958,253            -            -              -            -       958,253
Net unrealized loss on foreign
 exchange translation                      -       -           -            -            -        453,378            -       147,082
Net unrealized loss on
 marketable securities                     -       -           -            -            -      (790,695)            -     (484,399)
Net loss attributable to Legend
 stockholders                              -       -           - (19,174,226)            -              -            -  (19,174,226)
Adjustment due to purchase of
 additional shares in subsidiary           -       - (2,689,622)            -            -              -  (1,315,517)   (4,005,139)
Adjustment due to issue of
 shares by subsidiary                      -       -     772,598            -            -              -    1,692,278     2,464,876
Net loss attributable to non-
 controlling stockholders                  -       -           -            -            -              -  (2,907,718)   (2,907,718)
                                 ---------------------------------------------------------------------------------------------------
Balance, June 30, 2010           226,399,674 275,178 162,806,972 (84,436,257)    (839,463)      (725,846)   14,817,565    91,898,149
                                 ---------------------------------------------------------------------------------------------------

The accompanying notes are integral part of the consolidated financial statements.

                      LEGEND INTERNATIONAL HOLDINGS, INC.
                         (An Exploration Stage Company)
                      Consolidated Statement of Cash Flows


                                                                              For the six months          January 5, 2001
                                                                                 ended June 30             (Inception) to
                                                                                                                 June 30,
                                                                                  2010              2009             2010
                                                                                    A$                A$               A$
                                                                       ---------------  ----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                  (22,081,944)      (16,448,549)     (89,796,037)
                                                                       ---------------  ----------------  ---------------

Adjustments to reconcile net loss
 to net cash (used) by operating activities:
Foreign exchange                                                             (357,396)         2,962,778        (926,998)
Gain on sale of property and equipment                                               -                 -         (16,761)
Unrealised gain in trading securities                                           24,689          (29,602)         (75,787)
Gain in sale of trading securities                                                   -          (84,137)         (84,137)
Shares and Options issued for stock based compensation
  - Employees                                                                  958,253         2,420,363       11,550,797
  - Consultants                                                                      -                 -          531,421
  - Exploration agreement                                                            -                 -          518,000
  - Registration payment arrangements                                                -                 -        1,265,299
Provision for reclamation and remediation                                      216,016         (114,973)          513,930
Adjustment to fair value on stepped acquisition                                      -                 -      (2,200,620)
Equity accounting loss                                                         374,574           141,798          720,281
Depreciation and amortisation                                                1,281,123           314,697        2,678,568
Interest receivable                                                           (73,057)          (17,648)        (204,491)
Accrued interest added to principal                                                  -                 -           37,282
Net Change in:
  Receivables                                                              (2,357,524)           (9,274)      (3,313,509)
  Prepayments and deposits                                                   (205,357)         (598,868)      (4,153,437)
  Inventories                                                                   52,089          (18,747)        (202,455)
  Accounts payable and accrued expenses                                      (570,429)           483,866        3,289,137
                                                                       ---------------  ----------------  ---------------
Net Cash (Used) by Operating Activities                                   (22,738,963)      (10,998,296)     (79,869,518)
                                                                       ---------------  ----------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of trading securities                                             -         1,272,343        1,272,343
Investment in trading securities                                              (97,772)         (377,658)        (475,430)
Investment in equity accounted investment                                    (657,961)       (6,961,816)     (14,450,328)
Acquisition of subsidiary                                                            -                 -        (326,526)
Investment in consolidated entity                                          (4,005,138)                 -     (13,203,550)
Proceeds from sale of property and equipment                                         -                 -          110,100
Purchase of property and equipment                                           (830,078)         (880,891)      (8,981,698)
                                                                       ---------------  ----------------  ---------------
Net Cash (Used) In Investing Activities                                    (5,590,949)       (6,948,022)     (36,055,089)
                                                                       ---------------  ----------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances payable - affiliates                                                        -                 -           23,847
Repayment of convertible debenture                                                   -                 -        (130,310)
Repayment of shareholder advance                                                     -                 -            (641)
Repayments under finance leases                                              (157,869)         (134,032)        (511,813)
Proceeds from convertible debenture payable                                          -                 -          130,310
Shareholder advance                                                                  -                 -            6,621
Proceeds from issuance of stock by controlled entity                         2,607,283             2,763       16,149,291
Proceeds from Issuance of stock                                                      -                 -      153,391,479
Cost of share issues                                                         (142,407)                 -      (7,268,879)
                                                                       ---------------  ----------------  ---------------
Net Cash Provided/(Used) by Financing Activities                             2,307,007         (131,269)      161,789,905
                                                                       ---------------  ----------------  ---------------

Effect of exchange rate changes on cash                                        357,396       (2,960,732)        1,135,281
                                                                       ---------------  ----------------  ---------------
Net increase (decrease) in cash                                           (25,665,509)      (21,038,319)       47,000,579

Cash at beginning of period                                                 72,666,088       119,277,536                -
                                                                       ---------------  ----------------  ---------------

Cash at end of period                                                       47,000,579        98,239,217       47,000,579
                                                                       ---------------  ----------------  ---------------

Supplemental Disclosures:
Cash paid for interest                                                          27,842             9,869          122,753
Cash paid for income taxes                                                           -                 -                -
Stock and options issued for services                                                -                 -        1,595,523
Accrued interest and stockholder advances charged to paid in capital                 -                 -           12,744
Stock issued for exploration agreement                                               -                 -          518,000
Stock issued for registration payment arrangement                                    -                 -        1,265,299
Equipment obtained through a capital lease                                     466,521                 -        1,196,943
Capital lease obligation for exploration costs                                       -                 -          362,462
Interest in relation to capital lease for exploration costs                          -                 -           42,313
Fair value of warrants in connection with issuance of capital stock                  -                 -        1,330,852

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

     During the economic downturn of 2008, Legend decided that part of the Company's strategy should be to invest into undervalued mining projects should opportunities arise. This investment would not detract from Legend's primary goal of developing the Phosphate Project and had the aim of diversifying interests to dilute the effect of identified potential project risks. This was seen as necessary by the Company due to the obviously volatile and unpredictable nature of the commodity markets at the time. Some of these investments include taking a major stake in North Australian Diamonds Ltd (NADL) which controls the Merlin Diamond Mine and includes NADL's 28% interest in Top End Uranium Ltd in the Northern Territory, Australia; and an investment in Northern Capital Resources Corporation which controls gold and zinc assets in Canada. These are outlined in further detail below.

     Legend formed a strategic alliance with Wengfu Group Ltd. of China in November 2009 and on July 23, 2010 the Company announced the positive and robust results from the completed feasibility study for Legend's Paradise Phosphate Project conducted by Wengfu. The results of the feasibility study have confirmed that development of the project is technically and economically viable. The financial model is robust across a number of market scenarios and Legend management believes that studies currently being conducted on project expansion will add significant further value.

     The Paradise Phosphate Project Feasibility Study ("PPPFS") was completed on schedule and confirms the technical and financial viability of the base case development scenario. The PPPFS delineates total revenue of US$11 billion over 30 years and US$2.6 billion total free cash flow after tax and capital. The PPPFS also determines a Pre-tax IRR of 25.5%, a Pre-tax NPV of US$1.5 billion, and an average annual free cash flow after tax of US$113 million. The PPPFS has a total capital cost of US$808.16 million (includes working capital) and a capital payback period of 5 years.Additional information concerning the PPPFS may be found in the Company's Form 8-K filed with the SEC July 23, 2010.

     Legend intends to spin out to a new company the diamond, gold and base metal interests of Legend of which Legend shareholders will receive shares of common stock on a pro rata basis to the shares they hold in Legend. Following the spin out, Legend will be a 100% pure phosphate company. Legend intends to prepare and file a Registration Statement with the Securities and Exchange Commission registering the spin-out distribution of the shares of the newly formed company to the shareholders of Legend, pro rata. The spin-out will not occur until the Registration Statement has been declared effective by the Securities and Exchange Commission. The timing of the spin-out is also dependent upon the receipt of certain required approvals in Australia.

     The financial statements presented herein have been prepared on a consolidated basis to include the accounts of Legend and NADL ("collectively "the Company"). All intercompany balances and transactions have been eliminated in consolidation.

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

     In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. ASU 2010-06 requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010; early adoption is permitted. The adoption of ASU 2010-06 did not have a material impact on our financial position, results of operations or cash flows.

     In April 2010, the FASB issued ASU 2010-13, Share Based Payment Awards Denominated in Certain Currencies. The ASU guidance issued to amend ASC 718, Compensation - Stock Compensation to clarify that an employee share-based payment award that has an exercise price denominated in the currency of the market in which a substantial portion of the entity's equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity should not classify such an award as a liability if it otherwise qualifies as equity. This amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15 2010, with early adoption permitted. The adoption of ASU 2010-13 did not have a material impact on our financial position, results of operations or cash flows.

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

                                         At June 30, 2010                 At December 31, 2009
                    Depreciable             Accumulated  Net Book              Accumulated   Net Book
                        Life          Cost  Depreciation     Value       Cost  Depreciation      Value
                    (in years)          A$            A$        A$         A$            A$         A$
Land                             1,101,358             - 1,101,358  1,101,358             -  1,101,358
Buildings               40       2,978,840      (80,252) 2,898,588  2,968,213      (43,235)  2,924,978
Leasehold
 Improvements           1-2        303,665      (55,485)   248,180    235,831      (35,790)    200,041
Motor Vehicles           5       1,468,385     (342,210) 1,126,175  1,001,863     (234,199)    767,664
Equipment              1-10      2,788,114     (398,467) 2,389,647  2,135,498     (282,626)  1,852,872
Lear Jet                 5       1,270,869     (478,387)   792,482  1,270,869     (352,345)    918,524
Construction in
 Progress                          615,767             -   615,767    708,217             -    708,217
                                ----------------------------------------------------------------------
                                10,526,998   (1,354,801) 9,172,197  9,421,849     (948,195)  8,473,654
                                ======================================================================

     The depreciation expense for the six months ended June 30, 2010 amounted to A$581,871 and the six months ended June 30, 2009 amounted to A$314,697. Assets written off for the six months ended June 30, 2010 amounted to A$191,450.

4.   DEPOSITS

Deposits  held  by  the  Company  as  at  June  30,  2010  consist  of:
                                                                              A$

Term Deposit as security for a Banker's Undertaking                    2,170,619
Cash deposits provided to Government Departments for the purpose of guaranteeing the Company's performance in accordance with
  mining law                                                             529,402
Other                                                                    143,711
                                                                       ---------
                                                                       2,843,732
                                                                       =========

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

     The fair value of each option award is estimated on the date of grant using the Binomial option valuation model that uses the assumptions noted in the following table. The Binomial option valuation model requires the input of subjective assumptions, including the expected term of the option award and stock price volatility. Expected volatility is based on the historical volatility of our stock at the time grants are issued and other factors, including the expected life of the options of 5 to 6 years. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behaviour are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behaviour. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

     Various  assumptions  and  factors related to stock options are as follows:

Weighted Average Volatility                                                  70%
Dividend Yield                                                                 -
Expected term (years)                                                  5.5 - 6.5
Risk-free rate                                                     2.48% - 3.54%

     A summary of option activity under the Plan as of June 30, 2010, and changes during the six months then ended is presented below:

Options                                                         Weighted-Average
                                                   Shares         Exercise Price
                                        ----------------------------------------
Balance, December 31, 2009                     23,687,500                  $1.30

Granted                                                 -                      -
Exercised                                         333,334                  $0.83
Forfeited and expired                             666,666                  $0.96
                                        ----------------------------------------

Balance, June 30, 2010                         22,687,500                  $1.32
                                        ----------------------------------------
Options exercisable at June 30, 2010           15,375,000                  $1.23
                                        ----------------------------------------

     For the six months ended June 30, 2010 stock-based compensation expense relating to stock options was A$958,253 (US$914,293). No income tax benefit was recognized in the six months ended June 30, 2010 for stock-based compensation arrangements because of the valuation allowance. For the six months ended June 30, 2010 333,334 options were exercised using the cashless feature and the Company issued 66,282 shares, The number of shares issued under the cashless exercise is determined by a fraction at the date of exercise, the numerator of which is the difference between the current market price per share of Common Stock and the per share option price, and the denominator the current market price per share of Common Stock As at June 30, 2010, there was A$1,182,131 (US$954,534) of unrecognized compensation cost, before income taxes, related to unvested stock options.

                    Options Outstanding                        Options Exercisable
           --------------------------------------    ----------------------------------------
                          Weighted                                   Weighted
Exercise                   Average    Weighted-                       Average     Weighted-
  Prices      Number      Remaining     Average         Number       Remaining      Average
   US$       Outstanding  Contractual Exercise         Exercisable  Contractual   Exercise
                             Life        Price                          Life         Price
                          (In Years)                                 (In Years)
           --------------------------------------    ----------------------------------------
    $0.444      1,856,250        6.36                     1,806,250          6.34
    $1.000     13,931,250        7.35                     9,602,084          6.98
    $2.000      5,900,000        7.68                     3,633,333          7.65
    $3.480      1,000,000        8.03                       333,333          8.03
           --------------------------------------    ----------------------------------------
               22,687,500        7.38       $1.32        15,375,000          7.10       $1.23
           --------------------------------------    ----------------------------------------

The aggregate intrinsic value of outstanding stock options at June 30, 2010 was A$753,638 and the aggregate intrinsic value of exercisable stock options was A$733,338.

6.   AFFILIATE TRANSACTIONS

     The Company has entered into an agreement with AXIS Consultants Pty Ltd ("AXIS") to provide geological, management and administration services to the Company. AXIS is affiliated through common management. The Company is one of ten affiliated companies. Each of the companies has some common Directors, officers and shareholders.

     During  the  six  months  ended  June  30,  2009,  AXIS charged the Company
A$2,756,525 for management and administration services and A$3,571,398 for exploration services. The Company paid A$5,917,000 for 2009 charges. For the six months ended June 30, 2009, the Company charged AXIS interest of A$31,307 at a rate between 9.25% and 10.80%.

     During  the  six  months  ended  June  30,  2010,  AXIS charged the Company
A$4,011,231 for management and administration services and A$4,000,881 for exploration services. The Company paid A$422,692 for 2010 charges and advanced AXIS A$268,477. The amount owed by AXIS at June 30, 2010 under current assets - receivables was A$2,045,613 and under non-current assets - receivables was A$1,584,706. For the six months ended June 30, 2010, the Company charged AXIS interest of A$73,057 at a rate between 9.25% and 10.80%.

     During the six months ended June 30, 2010, the Company invested A$657,961 in Northern Capital Resources Corp. ("NCRC"). (See Note 13)

7.   RECLAMATION AND REMEDIATION

                                                                        June 30,
                                                                            2010
                                                                              A$
Balance January 1                                                        935,558
Increase as a result of rehabilitation requirement on exploration
 undertaken during year                                                   12,757
Decrease as a result of rehabilitation performed during the year        (30,275)
                                                                      ----------
Closing balance June 30                                                  918,040
                                                                      ----------

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

8.   LEASE LIABILITY

                                                                              A$
The Company entered into capital finance lease agreements for motor vehicles. The leases are non-cancellable and require total monthly repayments of A$37,342 and expire at various dates from 2012 to 2013. Future minimum payments due for the remaining term of the leases as of June 2010 are as follows:

2010                                                                     448,105
2011                                                                     383,724
2012                                                                     166,988
                                                                ----------------
                                                                         998,817
Less amounts representing interest                                       103,169
                                                                ----------------
                                                                         895,648
                                                                ----------------

Current liability                                                        381,718
Non-current liability                                                    513,930
                                                                ----------------
                                                                         895,648
                                                                ----------------

At June 30, 2010, the net book value of the motor vehicles
 under capital leases amounts to:                                        929,859
                                                                ----------------

9.   MARKETABLE SECURITIES

     Management determines the appropriate classification of its investments in marketable securities at the time of purchase and re-evaluates such determinations at each reporting date. The Company accounts for its marketable securities and other marketable securities in accordance with ASC Topic 320, "Investments - Debt and Equity Securities"

On January 1, 2008, Legend partially adopted ASC Topic 820 "Fair Value Measurements and Disclosures" ("ASC 820"), which, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Legend did not adopt the ASC 820 fair value framework for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements at least annually. ASC 820 clarifies that fair value is an exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Investment Measured at Fair Value on a Recurring Basis:

                                                    Fair Value     Fair Value at
                                                     Hierarchy     June 30, 2010
                                               ---------------------------------
Current Asset
Marketable Securities - (Trading Securities)            Level 1        A$73,083

Non Current Asset
Marketable Securities - (Available-for-sale Securities) Level 2     A$2,137,598

      The marketable securities classified as trading securities held at June 30, 2010 are investments in companies in the phosphate industry that are listed on a US stock exchange. The cost of the investments was A$97,772, the fair market value at June 30, 2010 was A$73,083 and the net unrealized loss for the six months ended June 30, 2010 was A$24,689. Unrealized gains and losses are included in earnings in the period they arise.

The marketable securities (non-current asset) classified as available-for-sale securities held at June 30, 2010 are investments in a Fund that purchases shares in companies quoted on international stock exchanges. The cost of the investment was A$2,928,294 and the fair market value after exchange rate revaluation at June 30, 2010 was A$2,137,598.The investment is valued at the net asset value which is provided by the Fund's manager. Unrealized temporary gains and losses are included in other comprehensive income or loss in the period they arise.

10.  COMMITMENTS AND CONTINGENCIES

     The Company entered into an agreement for drilling on its Queensland phosphate project whereby the Company guaranteed to drill a set number of metres. If those metres were not drilled, the Company was required to make a payment for the metres that had not been drilled. At June 30, 2010, the value of the commitment was A$3,028,037 and drilling programs are continuing. The Company has also entered into non-cancellable operating leases and has a commitment of A$269,552.

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

                                                                       2010
                                                                         A$

     Not later than one year                                      4,070,965
     Later than one year but not later than five years            4,634,040
     Later than five years but not later than twenty one years    1,714,893
                                                                -----------
                                                                 10,419,898
                                                                 ==========

     In January 2010, two stockholders (being an individual and his private company) commenced an action in Supreme Court, New York County against the Company, Renika Pty Ltd. and Joseph Gutnick on account of the alleged failure of the defendants to issue warrants to the plaintiffs in connection with the purchase of shares of common stock from the Company and from Renika Pty Ltd. in 2006 and 2007. The Company, Renika Pty Ltd. and Joseph Gutnick vigorously defended the claim and moved to dismiss the complaint as a matter of law. During the June 2010 quarter, the plaintiffs withdrew the claim.

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

13.     INVESTMENTS/SUBSIDARIES

North  Australian  Diamonds  Limited  ("NADL")

     At March 31, 2010, the Company's holding in NADL was 49.41%. During the three months ended June 30, 2010, the Company purchased an additional 22,301,346 shares, increasing its holding in NADL to 50.36% at June 30, 2010. The cost to the Company was A$911,516. It is management's conclusion that the Company had and continues to have controlling financial interest in NADL and accordingly, it consolidates NADL's results into the Company's Financial Statements.

     The amount of revenue of NADL for the six months ended June 30, 2010 included in the Consolidated Statement of Operations for the reporting period is A$nil and the amount of loss is A$5,735,031.

Northern  Capital  Resources  Corp  ("NCRC")

     At December 31, 2009, the Company's holding in NCRC was 21.29%. During the six months ended June 30, 2010, the Company closed a private placement in NCRC, acquiring 2,990,110 shares of common stock at a cost of A$657,961 and at June 30, 2010, the Company held a 22.34% interest in NCRC. The Company has accounted for the investment in NCRC using the equity method. At June 30, 2010, the carrying value of the investment was A$10,465,649. For the six months ended June 30, 2010, the Company recorded an equity loss in NCRC of A$294,387.

Top  End  Uranium  Ltd

     The Company through its investment in NADL increased its interest from 25% to 28% interest in Top End Uranium ("TEU") which has a carrying value of A$907,080 at June 30, 2010. NADL purchased 1,866,879 ordinary shares at a cost of A$259,889 during the six months ended June 30, 2010. NADL accounts for the investment in TEU using the equity method. For the six months ended June 30, 2010, the Company recorded equity loss in TEU of A$80,187.

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

     ASC Topic 740 prescribes how a company should recognise, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. Additionally for tax positions to qualify for deferred tax benefit recognition under ASC 740, the position must have at least a "more likely than not" chance of being sustained upon challenge by the respective taxing authorities, and whether or not it meets that criteria is a matter of significant judgement. The Company believes that it does not have any uncertain tax positions that would require the recording or disclosure of a potential tax liability. The Company's tax years for all years since December 31, 2006 remain open to most taxing authorities.

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

     The Company is subject to taxation in both the USA and Australia.

     At June 30, 2010, deferred taxes consisted of the following:

                                                 USA     Australia         Total
                                                2010          2010          2010
                                                  A$            A$            A$
Deferred tax assets

Net operating loss carry-forward          17,140,479    20,438,310    37,578,789
Exploration expenditure                   18,805,397             -    18,805,397
Less valuation allowance                (35,945,876)  (20,438,310)  (56,384,186)
                                   ---------------------------------------------
Net deferred taxes                                 -             -             -
                                   =============================================

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

As a result of the ownership change that occurred in November 2004 (see note 1), Internal Revenue Code Section 382 limits the use of available operating loss carryforwards for losses incurred prior to the ownership change. In addition, the Company will need to file tax returns for 2009 to establish the tax benefits of the net operating loss carry forwards in Australia for those years. Carry-forward net operating losses will be available to offset future taxable income. Total available net operating loss carryforwards in the United States, which are subject to limitations, amount to approximately A$37,000,000 at June 30, 2010 and expire in years 2023 through 2030. Net operating loss carryforwards in Australia do not have a definite expiration date.

15.  SUBSEQUENT EVENTS

     The Company has evaluated significant events subsequent to the balance sheet date and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the consolidated financial statements, other than noted herein.

     Since June 30, 2010, Legend has acquired a further 524,365 ordinary shares in NADL at a cost of A$15,145, taking its interest in NADL to 50.38%.

     Since June 30, 2010, Legend has acquired a further 7,137,900 ordinary shares in Northern Capital Resources, Corp. at a cost of A$1,634,048, taking its interest to 24.92%.

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

     The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar during the periods indicated:

     6 months ended June 30, 2009     A$1.00 = US$.8048
     6 months ended June 30, 2010     A$1.00 = US$.8567

RESULTS  OF  OPERATION

Three Months Ended June 30, 2010 vs. Three Months Ended June 30, 2009.

     The Company's financial statements are prepared in Australian dollars (A$). A number of the costs, expenses and assets of the Company are incurred/held in US$ and the conversion of these costs to A$ means that the comparison of the three months ended June 30, 2010 to the three months ended June 30, 2009 does not always present a true comparison.

     Furthermore, the results for the quarter ended June 30, 2010 include the consolidated results of NADL and the equity accounted results of NCRC and TEU and therefore a comparison of June 2010 and June 2009 does not always present a true comparison.

     As an exploration company, we do not have an ongoing source of revenue. Our revenue stream is normally from interest received on cash in bank and ad-hoc tenement disposals and Australian Taxation Office refunds.

     During the three months ended June 30, 2010, we received A$578,566 in interest on funds in the bank, interest income from a related entity of A$39,589 and fuel rebate of A$76,395. The decrease in interest income is primarily a result of the reduction of cash at bank from comparative periods.

     Costs and expenses increased from A$8,124,014 in the three months ended June 30, 2009 to A$10,925,403 in the three months ended June 30, 2010. The increase in expenses is a net result of:

     a) an increase in legal, accounting and professional expense from A$141,462 for the three months ended June 30, 2009 to A$148,116 for the three months ended June 30, 2010 as a result of a increase in legal fees for general legal work including stock transfer matters, regulatory filings, stock transfer agent fees, and audit fees for professional services in relation to the Form 10-Q. Included within legal, accounting and professional expense for the three months ended June 30, 2010 are the following material amounts for NADL; legal fees of A$17,838, accounting fees of A$17,208; for which there is no comparative amount in the three months ended June 30, 2009.

     b) an increase in exploration expenditure written off from A$4,587,790 in the three months ended June 30, 2009 to A$7,533,685 in the three months ended June 30, 2010. The exploration costs include drilling/geological/geophysical/mineral analysis contractors, salaries for contract field staff, travel costs, accommodation and tenement costs. In the current year in relation to our diamond operations, drilling and trial testing recommenced in January 2010 at Merlin and surrounding areas and included within exploration expenditure written off for the three months ended June 30, 2010 is A$2,571,551; for which there is no comparative amount in the three months ended June 30, 2009 as NADL was not consolidated in the comparable period. On our phosphate operations, we continued to advance the current feasibility test work. In the prior year, phosphate field activities including drilling occurred during the quarter and work continued on investigations into a mining operation and in relation to our diamond operations, a detailed sampling program in Northern Territory recommenced in March 2009 after the end of the wet season in Northern Australia.

     c) a decrease in aircraft maintenance costs from A$136,655 in the three months ended June 30, 2009 to A$103,953 in the three months ended June 30, 2010.

     d) a decrease in stock based compensation from A$1,198,265 in the three months ended June 30, 2009 to A$365,568 in the three months ended June 30, 2010. The Company has issued options under the 2006 Incentive Option Plan throughout 2006, 2007, 2008 and 2009. The decrease is a result of options being fully vested in prior periods.

     e) a decrease in interest expense from A$17,873 for the three months ended June 30, 2009 to A$3,853 for the three months ended June 30, 2010.

     f) an increase in amortization of mineral rights from A$nil for the three months ended June 30, 2009 to A$349,626 for the three months ended June 30, 2010. On the acquisition date of the business combination of NADL, the Company recognised mineral rights of A$18,873,000. The underlying mineral property licences have a set term and the mineral rights are being amortized over the term of the licences. The acquisition occurred in August 2009 and therefore there was no comparable amount for the three months ended June 30, 2009.

     g) an increase in administrative costs from A$2,041,969 in the three months ended June 30, 2009 to A$2,420,602 in the three months ended June 30, 2010. As a result of the increase in activities in the current quarter, there was an increase in direct costs, indirect costs and service fees charged to the Company by AXIS which increased from A$1,239,237 to A$1,562,536; the cost of travel and accommodation relating to the business activities of the Company of A$354,211; investor relations and other consultants of A$221,497; property rentals and associated costs of A$48,000; and the cost of insurance of A$46,169. Included within administrative costs for the three months ended June 30, 2010 are the following material amounts for NADL; A$60,034 for rent; A$158,761 for salaries and associated benefits; for which there is no comparative amount in the three months ended June 30, 2009.

     As a result of the foregoing, the loss from operations increased from A$7,298,950 for the three months ended June 30, 2009 to A$10,230,853 for the three months ended June 30, 2010. An increase in foreign currency exchange gain, from a loss of A$3,172,261 for the three months ended June 30, 2009 to a foreign currency exchange gain of A$648,885 in the three months ended June 30, 2010 was recorded as a result of the movement in the Australian dollar versus the US dollar. A net gain of A$55,309 on revaluation and sale of certain trading securities, being the difference between the cost price, sale price and market value, was incurred in the three months ended June 30, 2009 compared to a net loss of A$24,861 incurred in the three months ended June 30, 2010.

     The loss before income taxes and equity in losses of unconsolidated entities was A$10,415,902 for the three months ended June 30, 2009 compared to a net loss of A$9,606,829 for the three months ended June 30, 2010. There was no provision for income taxes in either the three months ended June 30, 2009 or 2010.

     The equity losses in unconsolidated entities for the three months ended June 30, 2010 amounted to A$229,767. The Company holds a 22.34% interest in Northern Capital Resources Corp and the Company through its investment in NADL holds a 28% investment in Top End Uranium Ltd at June 30, 2010. The Company accounts for both of these investments using the equity method of accounting. There were no comparable investments in the three months ended June 30, 2009.

     The net loss was A$9,836,596 for the three months ended June 30, 2010 compared to a net loss of A$10,557,700 for the three months ended June 30, 2009.

     The share of the loss attributable to the non-controlling interests of NADL for the three months ended June 30, 2010 amounted to A$1,260,262, for which there was no comparable amount in 2009. On May 12, 2009, the Company made an on-market takeover offer for all of the shares in North Australian Diamonds Limited ("NADL"). The Company held 34.61% of the issued and outstanding shares at May 31, 2009 and as a result, accounted for its interest in NADL as an unconsolidated entity until August 6, 2009. The takeover offer concluded on August 6, 2009. At the close of the offer, the Company held 55% of the issued and outstanding shares of NADL and as a result, commenced consolidating the results of NADL from that date. In early December 2009, NADL placed shares to a third party which had the effect of diluting the Company's interest in NADL to 47.83%. Under Australian takeover laws, the Company was prevented from purchasing further shares in NADL for a period of 6 months from the conclusion of the takeover (August 6, 2009). Accordingly, it was not until February 6, 2010 that the Company was entitled to purchase any further shares in NADL under Australian Corporations Law. Since February 6, 2010, the Company has purchased further shares in NADL and at June 30, 2010 its interest is 50.36%.

     The net loss attributable to Legend stockholders amounted to A$8,576,334 for the three months ended June 30, 2010 compared to A$10,557,700 for the three months ended June 30, 2009.

Six Months Ended June 30, 2010 vs. Six Months Ended June 30, 2009.

     The Company's financial statements are prepared in Australian dollars (A$). A number of the costs, expenses and assets of the Company are incurred/held in US$ and the conversion of these costs to A$ means that the comparison of the six months ended June 30, 2010 to the six months ended June 30, 2009 does not always present a true comparison.

     Furthermore, the results for the six months ended June 30, 2010 include the consolidated results of NADL and the equity accounted results of NCRC and TEU and therefore a comparison of June 2010 and June 2009 does not always present a true comparison.

     As an exploration company, we do not have an ongoing source of revenue. Our revenue stream is normally from interest received on cash in bank and ad-hoc tenement disposals and Australian Taxation Office refunds.

     During the six months ended June 30, 2010, we received A$1,268,638 in interest on funds in the bank, interest income from a related entity of A$73,057 and fuel rebate of A$131,404. The decrease in interest income is primarily a result of the reduction of cash at bank from comparative periods.

     Costs and expenses increased from A$15,456,130 in the six months ended June 30, 2009 to A$23,513,187 in the six months ended June 30, 2010. The increase in expenses is a net result of:

     a) an increase in legal, accounting and professional expense from A$357,580 for the six months ended June 30, 2009 to A$373,405 for the six months ended June 30, 2010 as a result of a increase in legal fees for general legal work including stock transfer matters, regulatory filings, stock transfer agent fees, and audit fees for professional services in relation to the Form 10-Q's which was offset by the inclusion for the first time of legal, accounting and professional expense for NADL; including legal fees of A$42,363, and accounting fees of A$41,488; for which there is no comparative amount in the six months ended June 30, 2009.

     b) an increase in exploration expenditure written off from A$8,625,094 in the six months ended June 30, 2009 to A$15,561,663 in the six months ended June 30, 2010. The exploration costs include drilling/geological/geophysical/mineral analysis contractors, salaries for contract field staff, travel costs, accommodation and tenement costs. In the current year in relation to our diamond operations, drilling and trial testing recommenced in January 2010 at Merlin and surrounding areas and included within exploration expenditure written off for the six months ended June 30, 2010 is A$5,617,721; for which there is no comparative amount in the six months ended June 30, 2009 as NADL was not consolidated in the comparable period. On our phosphate operations, we continued to advance the current feasibility test work. In the prior year, phosphate field activities including drilling occurred during the quarter and work continued on investigations into a mining operation and in relation to our diamond operations, a detailed sampling program in Northern Territory recommenced in March 2009 after the end of the wet season in Northern Australia.

     c) a decrease in aircraft maintenance costs from A$245,988 in the six months ended June 30, 2009 to A$195,306 in the six months ended June 30, 2010.

     d) a decrease in stock based compensation from A$2,420,363 in the six months ended June 30, 2009 to A$958,253 in the six months ended June 30, 2010. The Company has issued options under the 2006 Incentive Option Plan throughout 2006, 2007, 2008 and 2009. The decrease is a result of options being fully vested in prior periods.

     e) a decrease in interest expense from A$34,681 for the six months ended June 30, 2009 to A$31,271 for the six months ended June 30, 2010.

     f) an increase in amortization of mineral rights from A$nil for the six months ended June 30, 2009 to A$699,252 for the six months ended June 30, 2010. On the acquisition date of the business combination of NADL, the Company recognised mineral rights of A$18,873,000. The underlying mineral property licences have a set term and the mineral rights are being amortized over the term of the licences. The acquisition occurred in August 2009 and therefore there was no comparable amount for the six months ended June 30, 2009.

     g) an increase in administrative costs from A$3,772,424 in the six months ended June 30, 2009 to A$5,694,037 in the six months ended June 30, 2010. As a result of the increase in activities in the first half of 2010, there was an increase in direct costs, indirect costs and service fees charged to the Company by AXIS which increased from A$2,756,525 to A$4,011,231; which included the cost of travel and accommodation relating to the business activities of the Company of A$448,277; investor relations and other consultants of A$553,545; property rentals and associated costs of A$178,627; and the cost of insurance of A$105,925. Included within administrative costs for the six months ended June 30, 2010 are the following material amounts for NADL; A$120,294 for rent; A$276,138 for salaries and associated benefits; for which there is no comparative amount in the six months ended June 30, 2009.

     As a result of the foregoing, the loss from operations increased from A$13,457,712 for the six months ended June 30, 2009 to A$22,040,077 for the six months ended June 30, 2010. An increase in foreign currency exchange gain, from a loss of A$2,962,778 for the six months ended June 30, 2009 to a foreign currency exchange gain of A$357,396 in the six months ended June 30, 2010 was recorded as a result of the movement in the Australian dollar versus the US dollar. A net gain of A$113,739 on revaluation and sale of certain trading securities, being the difference between the cost price, sale price and market value, was incurred in the six months ended June 30, 2009 compared to a net loss of A$24,689 incurred in the six months ended June 30, 2010.

     The loss before income taxes and equity in losses of unconsolidated entities was A$16,306,751 for the six months ended June 30, 2009 compared to a net loss of A$21,707,370 for the six months ended June 30, 2010. There was no provision for income taxes in either the six months ended June 30, 2009 or 2010.

     The equity losses in unconsolidated entities for the six months ended June 30, 2010 amounted to A$374,574. The Company holds a 22.34% interest in Northern Capital Resources Corp and the Company through its investment in NADL holds a 28% investment in Top End Uranium Ltd. The Company accounts for both of these investments using the equity method of accounting.

     The net loss was A$22,081,944 for the six months ended June 30, 2010 compared to a net loss of A$16,448,549 for the six months ended June 30, 2009.

     The share of the loss attributable to the non-controlling interests of NADL for the six months ended June 30, 2010 amounted to A$2,907,718, for which there was no comparable amount in 2009. On May 12, 2009, the Company made an on-market takeover offer for all of the shares in North Australian Diamonds Limited ("NADL"). The Company held 34.61% of the issued and outstanding shares at May
31, 2009 and as a result, accounted for its interest in NADL as an unconsolidated entity until August 6, 2009. The takeover offer concluded on August 6, 2009. At the close of the offer, the Company held 55% of the issued and outstanding shares of NADL and as a result, commenced consolidating the results of NADL from that date. In early December 2009, NADL placed shares to a third party which had the effect of diluting the Company's interest in NADL to 47.83%. Under Australian takeover laws, the Company was prevented from purchasing further shares in NADL for a period of 6 months from the conclusion of the takeover (August 6, 2009). Accordingly, it was not until February 6, 2010 that the Company was entitled to purchase any further shares in NADL under Australian Corporations Law. Since February 6, 2010, the Company has purchased further shares in NADL and its current interest is approximately 50%. It is the Company's intentions to continue to acquire shares and to maintain a controlling financial interest. Furthermore, management believes it has the ability to control the operations of NADL through its share ownership as well as having six of the Directors of NADL. It is management's conclusion that the Company has a controlling financial interest in NADL and accordingly, it should continue to consolidate NADL's results into the Company

     The net loss attributable to Legend stockholders amounted to A$19,174,226 for the six months ended June 30, 2010 compared to A$16,448,549 for the six months ended June 30, 2009.

Liquidity and Capital Resources

     For the six months ending June 30, 2010, net cash used in operating activities was A$22,738,963 (2009: A$10,998,296) primarily consisting of the net loss of A$22,081,944 (2009: A$16,448,549), increase in accounts receivable of A$2,357,524 (2009: A$9,274); increase in prepayments and deposits of A$205,357 (2009: A$598,868); and a decrease in inventories of A$52,089 (2009: increase A$18,747) offset by an decrease in accounts payable and accrued expenses of A$570,429 (2009: A$483,866).

     Net cash used in investing activities was A$5,590,949 (2009: A$6,948,022), consisting of the purchase of an additional 86,210,897 shares in NADL at a cost of A$4,005,138 (2009: A$6,961,816), increasing the Company's holding in NADL to 50.36% at June 30, 2010 and the purchase of an additional 2,990,110 shares in NCRC at a cost of A$657,961, investments in marketable securities of A$97,772 and purchase of plant and equipment including plant upgrade at Merlin of A$830,078.

     Net cash provided by financing activities was A$2,307,007 being primarily net repayments under financing leases of A$157,869 (2009: A$134,032); and net proceeds from the share purchase plan for ordinary shares of NADL of A$2,607,283, less costs of A$142,407.

     At June 30, 2010, the Company held US$7,960,887 in US accounts which when converted to Australian dollars results in an unrealized foreign exchange loss of A$357,396.

     As  at  June  30,  2010,  the  Company  had  A$47,000,579  in  cash.

     On July 23, 2010 the Company announced the positive and robust results from the completed feasibility study for Legend's Paradise Phosphate Project conducted by Wengfu Group Ltd. The results of the feasibility study have confirmed that development of the project is technically and economically viable. The Project has a total capital cost of US$808.16 million (includes working capital) and a capital payback period of 5 years. Wengfu will finalize their proposed level of equity involvement and facilitation of financing after completion of the Feasibility Expansion Study due by the end of the third fiscal quarter of, 2010. Legend has also been approached by a number of other international fertilizer industry corporations to discuss equity investment and financing assistance for development of the project. These discussions will be progressed aggressively over the next few months to ensure that project planning and execution remains on schedule.

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

Item  3.  Quantitative  and  Qualitative  Disclosures  About  Market  Risk.

     At June 30, 2010, the Company had no outstanding loan facilities. At June 30, 2010, assuming no change in the cash at bank, a 10% change in the A$ versus US$ exchange rate would have an A$0.97 million effect on the Company's cash position.

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

(c) We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of June 30, 2010, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

                          PART II - OTHER INFORMATION
Item  1.    Legal  Proceedings.

     In January 2010, two stockholders ("the plaintiffs"- being an individual and his private company) commenced an action in Supreme Court, New York County against the Company, Renika Pty Ltd. and Joseph Gutnick (collectively "the defendants") on account of the alleged failure of the defendants to issue warrants to the plaintiffs in connection with the purchase of shares of common stock from the Company and from Renika Pty Ltd. in 2006 and 2007. The Company, Renika Pty Ltd. and Joseph Gutnick vigorously defended the claim and moved to dismiss the complaint as a matter of law. During the June 2010 quarter, the plaintiffs withdrew the claim.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

     During the three month endend June 30, 2010, the Company issued an aggregate of 66,282 shares of common stock pursuant to the cashless exercise of outstanding options in reliance on the exemption from registration under Section 3(a)(9) of the Securities Act of 1933, as amended.

Item 3.     Defaults Upon Senior Securities.

     Not  Applicable

Item 4.     Removed and Reserved.

     Not  Applicable

Item 5.     Other Information.

     Not  Applicable

Item 6.     Exhibits.

Exhibit  No.     Description
------------     -----------
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


                                   LEGEND INTERNATIONAL HOLDINGS, INC.

                                   (Registrant)

                                   By: /s/ Peter J Lee
                                       ----------------------------
                                   Peter J Lee
                                   Chief Financial Officer and Secretary

Dated: August 9, 2010

                                 EXHIBIT INDEX

Exhibit  No.     Description
------------     -----------
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