Form 10-Q
period 2010-09-30
LEGEND INTERNATIONAL HOLDINGS INC
filed 2010-11-09
CIK 1132143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).*

* The registrant has not yet been phased into the interactive data requirements. ☐ Yes ☐ No

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

There were 226,399,674 shares of common stock outstanding on November 8, 2010.

PART I – FINANCIAL INFORMATION

Item 1.      CONSOLIDATED FINANCIAL STATEMENTS

Introduction to Interim Consolidated Financial Statements.

The interim consolidated financial statements included herein have been prepared by Legend International Holdings, Inc. (“Legend” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (The “Commission”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of September 30, 2010, the results of its consolidated operations for the three and nine month periods ended September 30, 2010 and September 30, 2009 and for the cumulative period January 5, 2001 (inception) through September 30, 2010, and the changes in its consolidated cash flows for the nine month periods ended September 30, 2010 and September 30, 2009 and for the cumulative period January 5, 2001 (inception) through September 30, 2010, have been included.  The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Foreign Currency Translation

The functional and reporting currency of the Company is the Australian dollar (“A$”).

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

LEGEND INTERNATIONAL HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Balance Sheet

	September 30, 2010	December 31, 2009
	A$ (unaudited)	A$
ASSETS

Current Assets:
Cash	37,218,575	72,666,088
Receivables (note 6)	2,961,994	1,148,567
Prepayments	832,356	644,033
Inventories	126,955	254,544
Marketable securities (note 9)	104,525	-
Total Current Assets	41,244,405	74,713,232

Non-Current Assets:
Property and equipment, net (note 3)	9,249,786	8,473,654
Investment in unconsolidated entities (note 13)	11,491,632	10,409,693
Marketable securities (note 9)	2,098,778	2,928,294
Deposits (note 4)	1,587,546	2,659,494
Receivables (note 6)	1,759,682	1,243,172
Prepayments	704,698	622,272
Mineral rights (note 14)	17,241,413	18,290,290
Goodwill	1,092,950	1,092,950
Total Non-Current Assets	45,226,485	45,719,819

Total Assets	86,470,890	120,433,051

LIABILITIES

Current Liabilities:
Accounts payable and accrued expenses	3,532,150	4,086,609
Lease liability (note 8)	382,552	213,550
Total Current Liabilities	3,914,702	4,300,159

Non Current Liabilities:
Reclamation and remediation provision (note 7)	933,148	935,558
Lease liability (note 8)	420,911	297,914
Total Non Current Liabilities:	1,354,059	1,233,472

Total Liabilities	5,268,761	5,533,631
Commitments and Contingencies (Note 10)
Stockholders’ Equity (note 5)
Common stock: US$.001 par value, 300,000,000 shares authorized
226,399,674 and 226,333,392 shares issued and outstanding	275,178	275,101
Additional paid-in-capital	163,166,936	163,765,820
Accumulated other comprehensive (loss)	(2,242,302)	(388,529)
Retained deficit prior to exploration activities	(839,463)	(839,463)
Retained deficit during exploration period	(93,405,313)	(65,262,031)

Legend Stockholders’ Equity	66,955,036	97,550,898
Non-controlling interests	14,247,093	17,348,522

Total Equity	81,202,129	114,899,420

Total Liabilities and Equity	86,470,890	120,433,051

The accompanying notes are an integral part of the consolidated financial statements.

LEGEND INTERNATIONAL HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the three months ended September 30		For the nine months ended September 30		January 5, 2001 (Inception) to September 30,
	2010 A$	2009 A$	2010 A$	2009 A$	2010 A$

Revenues:

Sales	-	-	-	-	6,353
less cost of sales	-	-	-	-	(1,362)

Gross profit	-	-	-	-	4,991

Other income
Interest income – related entity	44,976	22,440	118,033	53,747	249,467
Interest income – other	459,427	706,551	1,728,065	2,671,392	8,761,878
Other	364,073	380,806	495,488	383,076	905,288

Total other income	868,476	1,109,797	2,341,586	3,108,215	9,916,633

Costs and expenses:
Legal, accounting and professional	244,906	244,164	618,311	602,744	2,555,066
Exploration expenditure	5,603,590	7,563,247	21,165,253	16,188,341	64,497,418
Aircraft maintenance	156,461	299,651	351,767	544,639	1,645,579
Stock based compensation	375,478	949,858	1,333,731	3,370,221	11,926,274
Interest expense	13,493	17,896	44,764	52,577	254,441
Impairment of investment	-	-	-	-	326,526
Amortization of mineral rights	349,625	233,084	1,048,877	233,084	1,631,587
Administration expenses	2,191,187	2,623,892	7,885,224	6,396,316	27,512,952
Total costs and expenses	(8,934,740)	(11,931,792)	(32,447,927)	(27,387,922)	(110,349,843)

(Loss) from operations	(8,066,264)	(10,821,995)	(30,106,341)	(24,279,707)	(100,428,219)

Foreign currency exchange gain/(loss)	(860,978)	(1,285,275)	(503,582)	(4,248,053)	64,677
Adjustment to fair value on stepped acquisition	-	2,200,620	-	2,200,620	2,200,620
Unrealized gain on trading securities	31,442	-	6,753	29,602	107,229
Gain on sale of trading securities	-	-	-	84,137	84,137

(Loss) before income taxes and equity in losses of unconsolidated entities	(8,895,800)	(9,906,650)	(30,603,170)	(26,213,401)	(97,971,556)

Provision for income taxes	-	-	-	-	-

(Loss) before equity in losses of unconsolidated entities	(8,895,800)	(9,906,650)	(30,603,170)	(26,213,401)	(97,971,556)

Equity in losses of unconsolidated entities	(631,687)	(40,869)	(1,006,261)	(182,667)	(1,351,968)

Net (loss)	(9,527,487)	(9,947,519)	(31,609,431)	(26,396,068)	(99,323,524)

Net loss attributable to non-controlling interests	558,431	362,784	3,466,149	362,784	5,078,748

Net (loss) attributable to Legend stockholders	(8,969,056)	(9,584,735)	(28,143,282)	(26,033,284)	(94,244,776)

Basic and diluted loss per common shares	(0.04)	(0.04)	(0.12)	(0.12)	(1.00)

Weighted average number of common shares used in per share calculations	226,399,674	226,333,392	226,393,449	226,326,179	93,531,144

The accompanying notes are integral part of the consolidated financial statements

LEGEND INTERNATIONAL HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
for the period ended September 30, 2010

	Common Stock
	Shares	Par Value A$	Additional Paid-In Capital A$	Retained (Deficit) During the Exploration Period A$	Retained (Deficit) Prior to Exploration Activities A$	Accumulated Other Comprehensive Income (Loss) A$	Non- Controlling Interests A$	Stockholders’ Equity (Deficit) A$
Balance, January 5, 2001	-	-	-	-	-	-	-	-

Shares issued to founder for organisation cost and services at US$0.05 per shares	4,297,500	5,550	118,896	-	-	-	-	124,446

Shares issued for services rendered at US$0.05 per share	146,250	189	4,046	-	-	-	-	4,235

Shares issued for cash	616,500	796	17,056	-	-	-	-	17,852

Net Loss	-	-	-	-	(131,421)	-	-	(131,421)

Balance, December 31, 2001	5,060,250	6,535	139,998	-	(131,421)	-	-	15,112

Shares issued for cash	225,000	291	6,225	-	-	-	-	6,516

Shares issued for officer’s compensation	11,250,000	14,529	148,359	-	-	-	-	162,888

Net Loss	-	-	-	-	(182,635)	-	-	(182,635)

Balance, December 31, 2002	16,535,250	21,355	294,582	-	(314,056)	-	-	1,881

Shares issued for services rendered at US$0.022 per share	5,026,500	6,491	139,065	-	-	-	-	145,556

Net Loss	-	-	-	-	(156,965)	-	-	(156,965)

Balance, December 31, 2003	21,561,750	27,846	433,647	-	(471,021)	-	-	(9,528)

Shares issued for services rendered at US$0.022 per share	2,004,750	2,589	55,464	-	-	-	-	58,053

Options issued for services	-	-	160,672	-	-	-	-	160,672

Loan forgiveness-former major shareholder	-	-	12,144	-	-	-	-	12,144

Net Loss	-	-	-	-	(234,611)	-	-	(234,611)

Balance, December 31, 2004	23,566,500	30,435	661,927	-	(705,632)	-	-	(13,270)

Shares issued on cashless exercise of options	17,085,938	22,066	(22,066)	-	-	-	-	-

Net Loss	-	-	-	-	(75,508)	-	-	(75,508)

Balance, December 31, 2005	40,652,438	52,501	639,861	-	(781,140)	-	-	(88,778)

Share issued on cashless exercise of options	72,281,329	93,336	(93,336)	-	-	-	-	-

Shares and options issued under settlement agreement	112,500	144	35,272	-	-	-	-	35,416

Shares issued for cash	12,756,734	16,524	3,854,843	-	-	-	-	3,871,367

Cost of share issues	-	-	(128,376)	-	-	-	-	(128,376)

Amortisation of options under stock option plan	-	-	115,307	-	-	-	-	115,307

Net unrealized gain on foreign exchange translation	-	-	-	-	-	38,490	-	38,490

Net Loss	-	-	-	(4,516,271)	(58,323)	-	-	(4,574,594)

Balance, December 31, 2006	125,803,001	162,505	4,423,571	(4,516,271)	(839,463)	38,490	-	(731,168)

LEGEND INTERNATIONAL HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
for the period ended September 30, 2010
(continued)

	Common Stock
	Shares	Par Value A$	Additional Paid-In Capital A$	Retained (Deficit) During the Exploration Period A$	Retained (Deficit) Prior to Exploration Activities A$	Accumulated Other Comprehensive Income (Loss) A$	Non- Controlling Interests A$	Stockholders’ Equity (Deficit) A$
Shares issued for cash	47,686,624	56,438	25,684,666	-	-	-	-	25,741,104

Cost of share issues	-	-	(1,675,111)	-	-	-	-	(1,675,111)

Shares issued for consulting fees	2,604,200	2,984	1,001,122	-	-	-	-	1,004,106

Shares issued on cashless exercise of options	75,000	85	(85)	-	-	-	-	-

Shares issued as a result of delay in lodgement of registration statement	200,000	230	364,575	-	-	-	-	364,805

Shares issued for part-settlement of the acquisition of rights to exploration licences under agreement	500,000	545	517,455	-	-	-	-	518,000

Amortization of options under stock option plan	-	-	375,740	-	-	-	-	375,740

Net Loss	-	-	-	(8,638,129)	-	-	-	(8,638,129)

Balance, December 31, 2007	176,868,825	222,787	30,691,933	(13,154,400)	(839,463)	38,490	-	16,959,347

Shares issued for cash	42,000,000	44,011	109,984,282	-	-	-	-	110,028,293

Cost of share issues		-	(5,964,346)	-	-	-	-	(5,964,346)

Shares issued on cashless exercise of options	1,522,358	1,701	(1,701)	-	-	-	-	-

Shares issued on exercise of options	5,435,600	5,999	13,717,586	-	-	-	-	13,723,585

Shares issued for consulting fees	30,800	33	147,555	-	-	-	-	147,588

Shares issued under registration rights agreement	457,809	545	899,950	-	-	-	-	900,495

Amortization of options under stock option plan	-	-	5,185,743	-	-	-	-	5,185,743

Net Loss	-	-	-	(14,221,560)	-	-	-	(14,221,560)

Balance, December 31, 2008	226,315,392	275,076	154,661,002	(27,375,960)	(839,463)	38,490	-	126,759,145

Shares issued on exercise of options	18,000	25	2,738	-	-	-	-	2,763

Amortization of options under stock option plan	-	-	4,259,903	-	-	-	-	4,259,903

Net unrealized loss on foreign exchange translation	-	-	-	-	-	(427,019)	-	(427,019)

Net Loss attributable to Legend stockholders	-	-	-	(37,886,071)	-	-	-	(37,886,071)

Fair value of non-controlling interest	-	-	-	-	-	-	10,261,290	10,261,290

Net change in controlling/non-controlling interest	-	-	4,842,177	-	-	-	8,699,831	13,542,008

Net loss attributable to non-controlling stockholders	-	-	-	-	-	-	(1,612,599)	(1,612,599)

Balance, December 31, 2009	226,333,392	275,101	163,765,820	(65,262,031)	(839,463)	(388,529)	17,348,522	114,899,420

LEGEND INTERNATIONAL HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
for the period ended September 30, 2010
(continued)

	Common Stock
	Shares	Par Value A$	Additional Paid-In Capital A$	Retained (Deficit) During the Exploration Period A$	Retained (Deficit) Prior to Exploration Activities A$	Accumulated Other Comprehensive Income (Loss) A$	Non- Controlling Interests A$	Stockholders’ Equity (Deficit) A$
Shares issued on cashless exercise of options	66,282	77	(77)	-	-	-	-	-

Amortization of options under stock option plan	-	-	1,333,731	-	-	-	-	1,333,731

Net unrealized loss on foreign exchange translation	-	-	-	-	-	(1,354,925)	-	(1,354,925)

Net unrealized loss on marketable securities	-	-	-	-	-	(498,848)	-	(498,848)

Net loss attributable to Legend stockholders	-	-	-	(28,143,282)	-	-	-	(28,143,282)

Adjustment due to purchase of additional shares in subsidiary	-	-	(2,705,136)	-	-	-	(1,327,558)	(4,032,694)

Adjustment due to issue of shares by subsidiary	-	-	772,598	-	-	-	1,692,278	2,464,876

Net loss attributable to non-controlling stockholders	-	-	-	-	-	-	(3,466,149)	(3,466,149)
Balance, September 30, 2010	226,399,674	275,178	163,166,936	(93,405,313)	(839,463)	(2,242,302)	14,247,093	81,202,129

The accompanying notes are integral part of the consolidated financial statements.

LEGEND INTERNATIONAL HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statement of Cash Flows

	For the nine months ended September 30		January 5, 2001 (Inception) to September 30,
	2010 A$	2009 A$	2010 A$
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	(31,609,431)	(26,396,068)	(99,323,524)

Adjustments to reconcile net loss to net cash (used) by operating activities:

Foreign currency exchange loss	503,582	4,248,053	(66,020)
Gain on sale of property and equipment	-	(16,761)	(16,761)
Unrealized gain on trading securities	(6,753)	(29,602)	(107,229)
Gain on sale of trading securities	-	(84,137)	(84,137)
Shares and Options issued for stock based compensation
- Employees	1,333,731	3,370,221	11,926,275
- Consultants	-	-	531,421
- Exploration agreement	-	-	518,000
- Registration payment arrangements	-	-	1,265,299
Provision for reclamation and remediation	122,997	195,220	420,911
Adjustment to fair value on stepped acquisition	-	(2,200,620)	(2,200,620)
Equity accounting loss	1,006,261	182,667	1,351,968
Depreciation and amortisation	1,964,769	606,898	3,362,214
Interest receivable	(118,033)	(53,746)	(249,467)
Accrued interest added to principal	-	-	37,282
Net Change in:
Receivables	(2,329,938)	1,622,299	(3,285,923)
Prepayments and deposits	(464,376)	(2,681,007)	(4,412,456)
Inventories	127,590	(47,447)	(126,954)
Accounts payable and accrued expenses	(256,646)	(210,696)	3,602,919
Net Cash (Used) in Operating Activities	(29,726,247)	(21,494,726)	(86,856,802)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of trading securities	-	1,272,343	1,272,343
Investment in trading securities	(97,772)	(377,658)	(475,430)
Investment in equity accounted investments	(3,112,458)	(5,914,269)	(16,904,825)
Acquisition of subsidiary	-	-	(326,526)
Investment in consolidated entity	(4,032,694)	(9,198,412)	(13,231,106)
Proceeds from sale of property and equipment	-	110,100	110,100
Purchase of property and equipment	(1,241,687)	(1,112,192)	(9,393,307)
Net Cash (Used) In Investing Activities	(8,484,611)	(15,220,088)	(38,948,751)

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances payable – affiliates	-	-	23,847
Repayment of convertible debenture	-	-	(130,310)
Repayment of shareholder advance	-	-	(641)
Repayments under capital finance leases	(275,521)	(292,795)	(629,465)
Proceeds from convertible debenture payable	-	-	130,310
Shareholder advance	-	-	6,621
Proceeds from issuance of stock by controlled entity	2,607,283	2,763	16,149,291
Proceeds from Issuance of stock	-	-	153,391,479
Cost of share issues	(142,407)	-	(7,268,879)
Net Cash Provided/(Used) by Financing Activities	2,189,355	(290,032)	161,672,253

Effect of exchange rate changes on cash	573,990	(4,248,053)	1,351,875
Net increase (decrease) in cash	(35,447,513)	(41,252,899)	37,218,575

Cash at beginning of period	72,666,088	119,277,536	-

Cash at end of period	37,218,575	78,024,637	37,218,575

Supplemental Disclosures:
Cash paid for interest	47,852	52,153	142,763
Cash paid for income taxes	-	-	-
Stock and options issued for services	-	-	1,595,523
Accrued interest and stockholder advances charged to paid in capital	-	-	12,744
Stock issued for exploration agreement	-	-	518,000
Stock issued for registration payment arrangement	-	-	1,265,299
Equipment obtained through a capital lease	466,521	-	1,196,943
Capital lease obligation for exploration costs	-	-	362,462
Interest in relation to capital lease for exploration costs	-	-	42,313
Fair value of warrants in connection with issuance of capital stock	-	-	1,330,852

The accompanying notes are integral part of the consolidated financial statements.

LEGEND INTERNATIONAL HOLDINGS, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

1.	ORGANISATION AND BUSINESS

Legend International Holdings, Inc. (“Legend”) was incorporated under the laws of the State of Delaware on January 5, 2001.

Following a change of ownership in November 2004, Legend developed a new plan of operations for fiscal 2006, which is to engage in mineral exploration activities. Legend's current business plan calls for the identification of mineral properties where it can obtain secure title to exploration interests. Legend’s preference is to identify large minerals deposits with low operating costs. At the beginning of 2006, Legend expanded its areas of interest to include diamond exploration activities and in July 2006, Legend completed the acquisition of certain diamond exploration tenements in Northern Australia. Since that time, Legend has identified that those exploration tenements in Northern Australia also have potential for uranium and base metals. In November 2007 and February 2008, Legend acquired exploration tenements prospective for phosphate in the State of Queensland, Australia.

During the economic downturn of 2008, Legend decided that part of the Company’s strategy should be to invest into undervalued mining projects should opportunities arise. This investment would not detract from Legend’s primary goal of advancing the Phosphate Project and had the aim of diversifying interests to dilute the effect of identified potential project risks. This was seen as necessary by the Company due to the obviously volatile and unpredictable nature of the commodity markets at the time. Some of these investments include taking a major stake in North Australian Diamonds Ltd (NADL) which controls the Merlin Diamond Mine and includes NADL’s 31% (28% as at September 30, 2010) interest in Top End Uranium Ltd in the Northern Territory, Australia; and an investment in Northern Capital Resources Corporation which controls gold and zinc assets in Canada. These are outlined in further detail below.

The financial statements presented herein have been prepared on a consolidated basis to include the accounts of Legend and NADL (“collectively “the Company”). All intercompany balances and transactions have been eliminated in consolidation.

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Legend has incurred net losses since its inception. Notwithstanding the losses since inception, the Company has been able to continue to raise capital to fund its operations.

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

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505) – Accounting for Distributions to Shareholders with Components of Stock and Cash. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the amount of cash that all shareholders can elect to receive is considered a share issuance. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of ASU 2010-01 did not have any impact on our financial position, results of operations or cash flows.

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

In April 2010, the FASB issued ASU 2010-13, Share Based Payment Awards Denominated in Certain Currencies. The ASU guidance issued to amend ASC 718, Compensation – Stock Compensation to clarify that an employee share-based payment award that has an exercise price denominated in the currency of the market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity should not classify such an award as a liability if it otherwise qualifies as equity. This amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15 2010, with early adoption permitted. The adoption of ASU 2010-13 did not have a material impact on our financial position, results of operations or cash flows.

3.	PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. The Company records depreciation and amortization, when appropriate, using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are charged to expense as incurred.   Additions, major renewals and replacements that increase the property's useful life are capitalized.  Property sold or retired, together with the related accumulated depreciation is removed from the appropriate accounts and the resultant gain or loss is included in net income (loss).

		At September 30, 2010			At December 31, 2009
	Depreciable Life (in years)	Cost A$	Accumulated Depreciation A$	Net Book Value A$	Cost A$	Accumulated Depreciation A$	Net Book Value A$
Land		1,101,358	-	1,101,358	1,101,358	-	1,101,358
Buildings	40	2,978,403	(99,564)	2,878,839	2,968,213	(43,235)	2,924,978
Leasehold Improvements	1-2	316,821	(68,030)	248,791	235,831	(35,790)	200,041
Motor Vehicles	5	1,468,385	(417,011)	1,051,374	1,001,863	(234,199)	767,664
Equipment	1-10	3,307,567	(561,764)	2,745,803	2,135,498	(282,626)	1,852,872
Lear Jet	5	1,270,868	(542,452)	728,416	1,270,869	(352,345)	918,524
Construction in Progress		495,205	-	495,205	708,217	-	708,217
		10,938,607	(1,688,821)	9,249,786	9,421,849	(948,195)	8,473,654

The depreciation expense for the nine months ended September 30, 2010 amounted to A$915,891 and for the nine months ended September 30, 2009 amounted to A$497,630. Assets written off for the nine months ended September 30, 2010 amounted to A$191,450.

4.	DEPOSITS

Deposits held by the Company as at September 30, 2010 consist of:
A$

Term deposit as security for a Banker’s Undertaking	881,018

Cash deposits provided to Government Departments for the purpose of guaranteeing the Company’s performance in accordance with mining law	562,817

Other	143,711
1,587,546

5.	STOCKHOLDERS EQUITY

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

Various assumptions and factors related to stock options are as follows:

Weighted Average Volatility	70%
Dividend Yield	-
Expected term (years)	5.5 – 6.5
Risk-free rate	2.48% - 3.54%

A summary of option activity under the Plan as of September 30, 2010, and changes during the nine months then ended is presented below:

Options	Shares	Weighted-Average Exercise Price
Balance, December 31, 2009	23,687,500	$1.30

Granted	-	-
Exercised	333,334	$0.83
Forfeited and expired	979,166	$0.97

Balance, September 30, 2010	22,375,000	$1.33
Options exercisable at September 30, 2010	16,004,167	$1.29

For the nine months ended September 30, 2010 stock-based compensation expense relating to stock options was A$1,333,731 (US$1,237,228). No income tax benefit was recognized in the nine months ended September 30, 2010 for stock-based compensation arrangements because of the valuation allowance. For the nine months ended September 30, 2010 333,334 options were exercised using the cashless feature and the Company issued 66,282 shares, The number of shares issued under the cashless exercise is determined by a fraction at the date of exercise, the numerator of which is the difference between the current market price per share of Common Stock and the per share option price, and the denominator the current market price per share of Common Stock   As at September 30, 2010, there was A$848,688 (US$673,708) of unrecognized compensation cost, before income taxes, related to unvested stock options.

	Options Outstanding			Options Exercisable
Exercise Prices US$	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price
$0.444	1,856,250	6.11		1,856,250	6.11
$1.000	13,618,750	7.07		9,547,917	6.74
$2.000	5,900,000	7.43		3,933,333	7.43
$3.480	1,000,000	7.78		666,667	7.78
	22,375,000	7.12	$1.33	16,004,167	6.88	$1.29

The aggregate intrinsic value of outstanding stock options at September 30, 2010 was A$642,263 and the aggregate intrinsic value of exercisable stock options was A$642,263.

6.	AFFILIATE TRANSACTIONS

The Company has entered into an agreement with AXIS Consultants Pty Ltd (“AXIS”) to provide geological, management and administration services to the Company. AXIS is affiliated through common management.  The Company is one of ten affiliated companies to which AXIS provides services. Each of the companies has some common Directors, officers and shareholders. AXIS is owned by these companies (including Legend which holds a 9.09% interest at a cost of A$1 and which is accounted for under the cost method) and any profits generated by AXIS are returned to its shareholders in the form of dividends.

During the nine months ended September 30, 2009, AXIS charged the Company A$3,978,805 for management and administration services and A$5,771,854 for exploration services. The Company paid A$9,139,999 for 2009 charges. For the nine months ended September 30, 2009, the Company charged AXIS interest of A$53,747 at a rate between 9.25% and 10.35%.

During the nine months ended September 30, 2010, AXIS charged the Company A$5,588,798 for management and administration services and A$5,910,193 for exploration services. The Company paid A$13,030,261 for 2010 charges and advanced AXIS A$398,477. The amount owed by AXIS at September 30, 2010 under current assets – receivables was A$2,166,303 and under non-current assets – receivables was A$1,759,682. For the nine months ended September 30, 2010, the Company charged AXIS interest of A$118,033 at a rate between 10.05% and 10.80%.

During the nine months ended September 30, 2010, the Company invested A$2,852,640 in Northern Capital Resources Corp. (“NCRC”). (See Note 13)

7.	RECLAMATION AND REMEDIATION

September 30, 2010 A$
Balance January 1	935,558
Increase as a result of rehabilitation requirement on exploration undertaken during year	33,533
Decrease as a result of rehabilitation performed during the year	(35,943)

Closing balance September 30	933,148

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

A$
The Company entered into capital finance lease agreements for motor vehicles. The leases are non-cancellable and require total monthly repayments of A$37,342 and expire at various dates from 2011 to 2013. Future minimum payments due for the remaining term of the leases as of September 2010 are as follows:

2010	112,026
2011	503,493
2012	207,705
2013	63,566
886,790
Less amounts representing interest	83,327
803,463

Current liability	382,552
Non-current liability	420,911
803,463

At September 30, 2010, the net book value of the motor vehicles under capital finance leases amounts to:	872,093

9.	MARKETABLE SECURITIES

Management determines the appropriate classification of its investments in marketable securities at the time of purchase and re-evaluates such determinations at each reporting date. The Company accounts for its marketable securities in accordance with ASC Topic 320, “Investments – Debt and Equity Securities”

On January 1, 2008, Legend partially adopted ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”), which, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Legend did not adopt the ASC 820 fair value framework for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements at least annually. ASC 820 clarifies that fair value is an exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Investment Measured at Fair Value on a Recurring Basis:

	Fair Value Hierarchy	Fair Value at September 30, 2010
Current Asset
Marketable Securities - (Trading Securities)	Level 1	$	A104,525
Non Current Asset
Marketable Securities - (Available-for-sale Securities)	Level 2	$	A2,098,778

 The marketable securities classified as trading securities held at September 30, 2010 are investments in companies in the phosphate industry that are listed on a US stock exchange. The cost of the investments was A$97,772, the market value at September 30, 2010 was A$104,525 and the net unrealized gain for the nine months ended September 30, 2010 was A$6,753. Unrealized gains and losses are included in earnings in the period they arise.

The marketable securities (non-current asset) classified as available-for-sale securities held at September 30, 2010 are investments in a Fund that purchases shares in companies quoted on international stock exchanges. The cost of the investment was A$2,984,477 and the fair market value after exchange rate revaluation at September 30, 2010 was A$2,098,778.The investment is valued at the net asset value which is provided by the Fund’s manager. Unrealized temporary gains and losses are included in other comprehensive income or loss in the period they arise.

10.	COMMITMENTS AND CONTINGENCIES

The Company entered into an agreement for drilling on its Queensland phosphate project whereby the Company guaranteed to drill a set number of metres. If those metres were not drilled, the Company was required to make a payment for the metres that had not been drilled. At September 30, 2010, the value of the commitment was A$2,229,861 and drilling programs are continuing. The Company has entered into other consultancy agreements and has a commitment of A$34,017. The Company has also entered into non-cancellable operating leases and has a commitment of A$447,775 for the next 12 months.

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

September 30, 2010 A$
Not later than one year	2,830,320
Later than one year but not later than five years	4,491,249
Later than five years but not later than twenty one years	677,603

7,999,172

The Company has received a claim for compensation in consideration of introducing the Company to a third party. The Company’s attorneys responded denying any agreement or understanding. The Company does not believe the claim has any merit and will defend the claim vigorously if necessary.

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, accounts receivable, marketable securities, accounts payable and accrued expenses. The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses approximate their respective fair values because of the short maturities of those instruments.

12.	RECLASSIFICATIONS

Certain amounts in the 2009 financial statements are reclassified to conform to the 2010 presentation with no effects on operations.

13.	INVESTMENTS/SUBSIDARIES

North Australian Diamonds Limited (“NADL”)

At June 30, 2010, the Company’s holding in NADL was 50.36%. During the three months ended September 30, 2010, the Company purchased an additional 957,162 shares, increasing its holding in NADL to 50.40% at September 30, 2010. The cost to the Company was A$27,556.  At December 31, 2009, the Company’s holding in NADL was 47.83%.  During the nine months ended September 30, 2010, the Company purchased an additional 87,168,065 shares, increasing its holding in NADL to 50.40% at September 30, 2010.  The cost to the Company was A$4,032,694.

The amount of revenue of NADL for the nine months ended September 30, 2010 included in the Consolidated Statement of Operations for the reporting period is A$nil and the amount of loss is A$5,735,031.

Northern Capital Resources Corp (“NCRC”)

At December 31, 2009, the Company’s holding in NCRC was 21.29%. During the nine months ended September 30, 2010, the Company closed two private placements in NCRC, acquiring 10,128,010 shares of common stock at a cost of A$2,286,132. The Company also purchased 2,500,000 shares of common stock at a cost of A$566,508 from an unrelated entity. At September 30, 2010, the Company held a 26.08% interest in NCRC. The Company has accounted for the investment in NCRC using the equity method. At September 30, 2010, the carrying value of the investment was A$10,627,520. For the nine months ended September 30, 2010, the Company recorded an equity loss in NCRC of A$852,558.

Top End Uranium Ltd

The Company through its investment in NADL increased its interest from 25% to 28% interest in Top End Uranium (“TEU”) which has a carrying value of A$864,112 at September 30, 2010. NADL purchased 1,866,879 ordinary shares at a cost of A$259,818 during the nine months ended September 30, 2010. NADL accounts for the investment in TEU using the equity method. For the nine months ended September 30, 2010, the Company recorded equity loss in TEU of A$153,703. Since the balance sheet date NADL has purchased an additional 1,975,000 shares in TEU for $257,597, increasing its interest to 31%.

14.	MINERAL RIGHTS

An independent experts’ report prepared for NADL as part of its Target’s Statement to respond to the on market takeover offer by the Company included a valuation of Mineral Rights of the mineral properties of NADL with mineralized material which were valued at A$18,873,000. Under US GAAP, exploration expenditure is expensed to the Income Statement as incurred, unless there is a reserve on the property.

The underlying mineral property licenses have a set term and the Mineral Rights are being amortized over the term of the licenses. The amortization charge for the three and nine months ended September 30, 2010 is A$349,625 and A$1,048,877 respectively (2009: A$233,084 and A$233,084 respectively) and the net carrying value of Mineral Rights at September 30, 2010 is A$17,241,413.

15.	INCOME TAXES

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

ASC Topic 740 prescribes how a company should recognise, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. Additionally for tax positions to qualify for deferred tax benefit recognition under ASC 740, the position must have at least a “more likely than not” chance of being sustained upon challenge by the respective taxing authorities, and whether or not it meets that criteria is a matter of significant judgement. The Company believes that it does not have any uncertain tax positions that would require the recording or disclosure of a potential tax liability. The Company’s tax returns for all years since December 31, 2006 remain open to most taxing authorities.

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

The Company is subject to taxation in both the USA and Australia.

At September 30, 2010, deferred taxes consisted of the following:

	USA 2010 A$	Australia 2010 A$	Total 2010 A$
Deferred tax assets

Net operating loss carry-forward	10,211,780	18,346,119	28,557,899
Exploration expenditure	11,985,394	-	11,985,394
Less valuation allowance	(22,197,174)	(18,346,119)	(40,543,293)
Net deferred taxes	-	-	-

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

As a result of the ownership change that occurred in November 2004 (see note 1), Internal Revenue Code Section 382 limits the use of available operating loss carryforwards for losses incurred prior to the ownership change.  Carry-forward net operating losses will be available to offset future taxable income. Total available net operating loss carryforwards in the United States, which are subject to limitations, amount to approximately A$33,000,000 at September 30, 2010 and expire in years 2023 through 2030. Net operating loss carryforwards in Australia do not have a definite expiration date.

16.	SUBSEQUENT EVENTS

The Company has evaluated significant events subsequent to the balance sheet date and has determined that there were no subsequent events or transactions which would require recognition or disclosure in the consolidated financial statements, other than noted herein.

On October 22, 2010, Legend incorporated a further wholly-owned subsidiary, Alexya Pty Ltd, under the laws of Australia.

On October 27, 2010, NADL purchased an additional 1,975,000 shares in TEU for $257,597, increasing its interest to 31%.

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

The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar during the periods indicated:

9 months ended September 30, 2009         A$1.00 = US$.8729
9 months ended September 30, 2010         A$1.00 = US$.9701

RESULTS OF OPERATION

Three Months Ended September 30, 2010 vs. Three Months Ended September 30, 2009.

The Company’s financial statements are prepared in Australian dollars (A$). A number of the costs, expenses and assets of the Company are incurred/held in US$ and the conversion of these costs to A$ means that the comparison of the three months ended September 30, 2010 to the three months ended September 30, 2009 does not always present a true comparison.

Furthermore, the results for the quarter ended September 30, 2010 include the consolidated results of NADL and the equity accounted results of NCRC and TEU and the results for the quarter ended September 2009 include the consolidated results of NADL for August and September 2009 and the equity accounted results of NADL for July 2009 and TEU from July to September 2009, and therefore a comparison of September 2010 and September 2009 does not always present a true comparison.

As an exploration company, we do not have an ongoing source of revenue. Our revenue stream is normally from interest received on cash in bank and ad-hoc tenement disposals and Australian Taxation Office refunds.

Other income decreased from A$1,109,797 for the three months ended September 30, 2009 to A$868,476 for the three months ended September 30, 2010, which primarily represents interest on funds in the bank of A$459,427,primarily as a result of the reducing cash at bank balances as funds have been used for operational purposes; interest income from a related entity of A$44,976 (2009: A$22,440) due to higher amounts owed to the Company, NADL’s fuel rebate of A$99,732 (2009: A$35,913) which was lower as it only included two months claim; and A$225,909 refund of legal costs for which there is no comparative amount in the months ended September ,2009

Costs and expenses decreased from A$11,931,792 in the three months ended September 30, 2009 to A$8,934,740 in the three months ended September 30, 2010. The decrease in expenses is a net result of:

a)
a decrease in legal, accounting and professional expense from A$244,164 for the three months ended September 30, 2009 to A$244,906 for the three months ended September 30, 2010 as a result of a decrease in legal fees for general legal work including stock transfer matters, regulatory filings, stock transfer agent fees, and audit fees for professional services in relation to the Form 10-Q which were higher in 2009 due to the costs of takeover of NADL and investment in NCRC. Included within legal, accounting and professional expense for the three months ended September 30, 2010 are the following material amounts for NADL; legal fees of A$6,113, and accounting fees of A$16,472; compared to A$66,854 being a  fee paid to tax consultants for  the preparation of the research and development claim (success fee of 20%), legal fees of A$8,312, professional fees paid to attorney’s, independent experts and other consultants for takeover defense costs of A$27,771 in the three months ended September 30, 2009.

b)
a decrease in exploration expenditure written off from A$7,563,247 in the three months ended September 30, 2009 to A$5,603,590 in the three months ended September 30, 2010. The exploration costs include drilling/geological/geophysical/mineral analysis contractors, salaries for contract field staff, travel costs, accommodation and tenement costs.  In the current year in relation to our diamond activities, drilling and trial testing continued from January 2010 at Merlin and surrounding areas and included within exploration expenditure written off for the three months ended September 30, 2010 is A$1,563,993. Included within exploration expenditure written off for the three months ended September 30, 2009 was A$110,406 in exploration costs relating to the diamond exploration at Merlin and surrounding areas for the months of August and September 2009 following the acquisition of NADL. On our phosphate activities, we continued to advance the current feasibility test work during the current year although limited drilling during the quarter has reduced the cost of our exploration program. In the prior year, phosphate field activities included drilling during the quarter and work continued on investigations into a mining operation; and in relation to our diamond activities, a detailed sampling program in Northern Territory recommenced in March 2009 after the end of the wet season in Northern Australia.

c)
a decrease in aircraft maintenance costs from A$299,651 in the three months ended September 30, 2009 to A$156,461 in the three months ended September 30, 2010, as the prior year included a scheduled maintenance program.

d)
a decrease in stock based compensation from A$949,858 in the three months ended September 30, 2009 to A$375,478 in the three months ended September 30, 2010. The Company has issued options under the 2006 Incentive Option Plan throughout 2006, 2007, 2008 and 2009. The decrease is a result of options being fully vested in prior periods.

e)	a decrease in interest expense from A$17,896 for the three months ended September 30, 2009 to A$13,493 for the three months ended September 30, 2010.

f)
an increase in amortization of mineral rights from A$233,084 for the three months ended September 30, 2009 to A$349,625 for the three months ended September 30, 2010. On the acquisition date of the business combination of NADL (August 6, 2009), the Company recognized mineral rights of A$18,873,000. The underlying mineral property licenses have a set term and the mineral rights are being amortized over the term of the licenses. The change from quarter to quarter is a result of two months amortization in 2009 from the acquisition date of NADL compared to three months in the current quarter.

g)
a decrease in administrative costs from A$2,623,892 in the three months ended September 30, 2009 to A$2,191,187 in the three months ended September 30, 2010 is  a net result of; (i) an increase in direct costs, indirect costs and service fees charged to the Company by AXIS which increased from A$1,222,279 to A$1,577,567 primarily resulting from the additional services provided to the Company relating to NADL’s operations; (ii) a decrease in the cost of travel and accommodation relating to the business activities of the Company  from A$397,999 to A$182,597 as there have been less international travel for business and marketing purposes in the current quarter; (iii) an increase in investor relations and other consultants costs from A$393,821 to A$535,375 primarily relating to the affairs of NADL; (iv) a decrease in property rentals and associated costs from A$248,382 to A$145,527 as a result in the relocation of NADL’s Perth office to premises with a significantly lower rental; and (v) a decrease in the cost of insurance of from A$213,971 to A$74,070 as the Company is no longer required by the Federal Government of Australia to obtain a insurance policy on cash at the bank which was implemented to protect cash at bank during the global financial crisis.

As a result of the foregoing, the loss from operations decreased from A$10,821,995 for the three months ended September 30, 2009 to A$8,066,264 for the three months ended September 30, 2010.

A decrease in foreign currency exchange loss from A$1,285,275 for the three months ended September 30, 2009 to A$860,978 for the three months ended September 30, 2010 was recorded as a result of the movement in the Australian dollar versus the US dollar.

The on market takeover of NADL finished on August 6, 2009 and since that time, the Company has consolidated the results of NADL. In accordance with US GAAP, the Company calculated the difference between the fair value of assets acquire at August 6, 2009 and the carrying value of its investment in an unconsolidated entity (NADL) at August 6, 2009. For the three months ended September 30, 2009, the Company recorded an adjustment to fair value on stepped acquisition of A$2,200,620. There was no comparable adjustment in the three months ended September 30, 2010.

A net gain of A$31,442 on revaluation and sale of certain trading securities, being the difference between the cost price, sale price and market value, was incurred in the three months ended September 30, 2010 compared to a net loss of A$nil in the three months ended September 30, 2009.

The loss before income taxes and equity in losses of unconsolidated entities was A$9,906,650 for the three months ended September 30, 2009 compared to a net loss of A$8,895,800 for the three months ended September 30, 2010.

There was no provision for income taxes in either the three months ended September 30, 2009 or 2010.

The equity losses in unconsolidated entities for the three months ended September 30, 2010 amounted A$631,687.(2009: A$40,869) The Company holds a 26.08% interest in Northern Capital Resources Corp and the Company through its investment in NADL holds a 28.07% investment in Top End Uranium Ltd at September 30, 2010. The Company accounts for both of these investments using the equity method of accounting. The Company held in Northern Capital Resources Corp at September 30, 2009 13.04% and the investment was not equity accounted and NADL held 25% interest in Top End Uranium Ltd.

The net loss was A$9,527,487 for the three months ended September 30, 2010 compared to a net loss of A$9,947,519 for the three months ended September 30, 2009.

The share of the loss attributable to the non-controlling interests of NADL for the three months ended September 30, 2010 amounted to A$558,431, compared to a loss of A$362,784 for the three months ended September 30 2009. On May 12, 2009, the Company made an on-market takeover offer for all of the shares in North Australian Diamonds Limited (“NADL”). The Company held 34.61% of the issued and outstanding shares at May 31, 2009 and as a result, accounted for its interest in NADL as an unconsolidated entity until August 6, 2009. The takeover offer concluded on August 6, 2009. At the close of the offer, the Company held 55% of the issued and outstanding shares of NADL and as a result, commenced consolidating the results of NADL from that date. In early December 2009, NADL placed shares to a third party which had the effect of diluting the Company’s interest in NADL to 47.83%. Under Australian takeover laws, the Company was prevented from purchasing further shares in NADL for a period of 6 months from the conclusion of the takeover (August 6, 2009). Accordingly, it was not until February 6, 2010 that the Company was entitled to purchase any further shares in NADL under Australian Corporations Law. Since February 6, 2010, the Company has purchased further shares in NADL and at September 30, 2010 its interest is 50.40%. During the three months ended September 30, 2010 the Company purchased a further 952,162 shares in NADL at a cost of A$27,556 and a decrease in non-controlling interest of A$35,114

The net loss attributable to Legend stockholders amounted to A$8,969,056 for the three months ended September 30, 2010 compared to A$9,584,735 for the three months ended September 30, 2009.

Nine Months Ended September 30, 2010 vs. Nine Months Ended September 30, 2009.

The Company’s financial statements are prepared in Australian dollars (A$). A number of the costs, expenses and assets of the Company are incurred/held in US$ and the conversion of these costs to A$ means that the comparison of the nine months ended September 30, 2010 to the nine months ended September 30, 2009 does not always present a true comparison.

Furthermore, the results for the nine months ended September 30, 2010 include the consolidated results of NADL and the equity accounted results of NCRC and TEU and the results for the quarter ended September 2009 include the consolidated results of NADL for August and September 2009 and the equity accounted results of NADL for July 2009 and TEU from July to September 2009, and therefore a comparison of September 2010 and September 2009 does not always present a true comparison.

As an exploration stage company, we do not have an ongoing source of revenue. Our revenue stream is normally from interest received on cash in bank and ad-hoc tenement disposals and Australian Taxation Office refunds.

Other income decreased from A$3,108,215 for the nine months ended September 30, 2009 to A$2,341,586 for the nine months ended September 30, 2010, primarily as a result of the reducing cash at bank balances as funds have been used for operational purposes; which primarily represents interest on funds in the bank of A$1,728,065, interest income from a related entity of A$118,033 (2009; A$53,747) due to higher amounts owed to the Company, NADL’s fuel rebate of A$231,137 (2009: A$35,913) as it only related to two months from the acquisition of NADL in 2009 compared to 9 months in the current year;  and refund of legal costs of A$225,909 and sundry income A$38,442 for which there is no comparative amounts in the months ended September ,2009

Costs and expenses increased from A$27,387,922 in the nine months ended September 30, 2009 to A$32,447,927 in the nine months ended September 30, 2010. The increase in expenses is a net result of:

a)
an increase in legal, accounting and professional expense from A$602,744 for the nine months ended September 30, 2009 to A$618,311 for the nine months ended September 30, 2010 as a result of an increase in legal fees for general legal work including stock transfer matters, regulatory filings, stock transfer agent fees, and audit fees for professional services in relation to the Form 10-Q’s due to the inclusion of costs of NADL partially offset by a reduction in 2010 as there were costs in 2009 relating to the takeover of NADL and the investment in NCRC. Included within legal, accounting and professional expense for the nine  months ended September, 2010, are legal fees of A$48,476, and accounting fees of A$57,960 for NADL and for the nine months ended September 30, 2009, NADL incurred A$66,854 for tax consultants fees for the preparation of the research and development claim (success fee of 20%), legal fees of A$8,312,and professional fees paid to attorney’s, independent experts and other consultants for takeover defense costs of A$27,771.

b)
an increase in exploration expenditure written off from A$16,188,341 in the nine months ended September 30, 2009 to A$21,165,253 in the nine months ended September 30, 2010. The exploration costs include drilling/geological/geophysical/mineral analysis contractors, salaries for contract field staff, travel costs, accommodation and tenement costs.  In the current year in relation to our diamond activities, drilling and trial testing continued from January 2010 at Merlin and surrounding areas and included within exploration expenditure written off for the nine months ended September 30, 2010 is A$7,181,714; compared to A$110,406 for the three months ended September 30, 2009 as the Company only acquired NADL in August 2009 and therefore only included the costs of NADL for two months. On our phosphate activities, we continued to advance the current feasibility test work but this only included limited drilling. In the prior year, phosphate field activities including significant drilling during the nine months and work continued on investigations into a mining operation.

c)
a decrease in aircraft maintenance costs from A$544,639 in the nine months ended September 30, 2009 to A$351,767 in the nine months ended September 30, 2010 as the nine months ended September, 2009 included a scheduled maintenance program.

d)
a decrease in stock based compensation from A$3,370,221 in the nine months ended September 30, 2009 to A$1,333,731 in the nine months ended September 30, 2010. The Company has issued options under the 2006 Incentive Option Plan throughout 2006, 2007, 2008 and 2009. The decrease is a result of options being fully vested in prior periods.

e)	a decrease in interest expense from A$52,577 for the nine months ended September 30, 2009 to A$44,764 for the nine months ended September 30, 2010.

f)
an increase in amortization of mineral rights from A$233,084 for the nine months ended September 30, 2009 to A$1,048,877 for the nine months ended September 30, 2010. On the acquisition date of the business combination of NADL (August 6, 2009), the Company recognized mineral rights of A$18,873,000. The underlying mineral property licenses have a set term and the mineral rights are being amortized over the term of the licenses.  The change from 2009 to 2010 is a result of two months amortization in 2009 from the acquisition date of NADL compared to nine months in the current year.

g)
an increase in administrative costs from A$6,396,316 in the nine months ended September 30, 2009 to A$7,885,224 in the nine months ended September 30, 2010. As a result of the increase in activities, there was (i) an increase in direct costs, indirect costs and service fees charged to the Company by AXIS which increased from A$$3,978,804 to A$5,588,798 primarily resulting from the additional services provided to the Company relating to NADL’s operations ;  (ii) a decrease in the cost of travel and accommodation relating to the business activities of the Company from A$767,969 to A$731,730,(iii) an increase in  investor relations and other consultants from A$463,434 to  A$1,147,099  which have been used during the current year in relation to negotiations for the advancement of the Company’s activities; (iv) an increase in the cost property rentals and associated costs of from A$395,234 to A$598,375 as the company has been required to increase its head office requirements as a result of the acquisition of NADL partially offset by the relocation of NADL’s Perth office to premises with a significantly lower rental; and  a decrease in the cost of insurance of from A$455,551 to A$131,573 as the company is no longer required by the Federal Government of Australia to obtain a insurance policy on cash at the bank which was implemented to protect cash at bank during the global financial crisis.

As a result of the foregoing, the loss from operations increased from A$24,279,707 for the nine months ended September 30, 2009 to A$30,106,341 for the nine months ended September 30, 2010.

A decrease in foreign currency exchange loss from A$4,248,053 for the nine months ended September 30, 2009 to A$503,582 in the nine months ended September 30, 2010 was recorded as a result of the movement in the Australian dollar versus the US dollar.

The on market takeover of NADL finished on August 6, 2009 and since that time, the Company has consolidated the results of NADL. In accordance with US GAAP, the Company calculated the difference between the fair value of assets acquire at August 6, 2009 and the carrying value of its investment in an unconsolidated entity (NADL) at August 6, 2009. For the nine months ended September 30, 2009, the Company recorded an adjustment to fair value on stepped acquisition of A$2,200,620. There was no comparable adjustment in the nine months ended September 30, 2010.

A net gain of A$113,739 on revaluation and sale of certain trading securities, being the difference between the cost price, sale price and market value, was incurred in the nine months ended September 30, 2009 compared to A$6,753 incurred in the nine months ended September 30, 2010.

The loss before income taxes and equity in losses of unconsolidated entities was A$26,213,401 for the nine months ended September 30, 2009 compared to a net loss of A$30,603,170 for the nine months ended September 30, 2010.

There was no provision for income taxes in either the nine months ended September 30, 2009 or 2010.

The equity losses in unconsolidated entities for the nine months ended September 30, 2010 amounted to A$1,006,261 (2009: A$182,667). The Company holds a 26.08% interest in Northern Capital Resources Corp and the Company through its investment in NADL holds a 28.09% investment in Top End Uranium Ltd. The Company accounts for both of these investments using the equity method of accounting. The Company held a 13.04% interest in Northern Capital Resources Corp and the investment was not equity accounted and NADL held 25% interest in Top End Uranium Ltd at September 30, 2009

The net loss was A$31,609,431 for the nine months ended September 30, 2010 compared to a net loss of A$26,396,068 for the nine months ended September 30, 2009.

The share of the loss attributable to the non-controlling interests of NADL for the nine months ended September 30, 2010 amounted to A$3,466,148, compared to A$362,784 for the nine months ended September 30, 2009. On May 12, 2009, the Company made an on-market takeover offer for all of the shares in North Australian Diamonds Limited (“NADL”). The Company held 34.61% of the issued and outstanding shares at May 31, 2009 and as a result, accounted for its interest in NADL as an unconsolidated entity until August 6, 2009. The takeover offer concluded on August 6, 2009. At the close of the offer, the Company held 55% of the issued and outstanding shares of NADL and as a result, commenced consolidating the results of NADL from that date. In early December 2009, NADL placed shares to a third party which had the effect of diluting the Company’s interest in NADL to 47.83%. Under Australian takeover laws, the Company was prevented from purchasing further shares in NADL for a period of 6 months from the conclusion of the takeover (August 6, 2009). Accordingly, it was not until February 6, 2010 that the Company was entitled to purchase any further shares in NADL under Australian Corporations Law. Since February 6, 2010, the Company has purchased further shares in NADL and its current interest is approximately 50%. It is the Company’s intentions to continue to acquire shares and to maintain a controlling financial interest. Furthermore, management believes it has the ability to control the operations of NADL through its share ownership as well as having six of the Directors of NADL. During the nine months ended September 30, 2010 the Company purchased a further 87,168,065 shares in NADL at a cost of A$4,032,694 and a decrease in non-controlling interest of A$308,013.

The net loss attributable to Legend stockholders amounted to A$28,143,282 for the nine months ended September 30, 2010 compared to A$26,033,284 for the nine months ended September 30, 2009.

Liquidity and Capital Resources

For the nine months ending September 30, 2010, net cash used in operating activities was A$29,726,247 (2009: A$21,494,726) primarily consisting of the net loss of A$31,609,431 (2009: A$26,396,068), increase in accounts receivable of A$2,329,938 (2009: decrease A$1,622,299); increase in prepayments and deposits of A$464,376 (2009: A$2,681,007); and a decrease in inventories of A$127,590 (2009: increase A$47,447) offset by a decrease in accounts payable and accrued expenses of A$256,646 (2009: A$210,696) .

Net cash used in investing activities was A$8,484,611 (2009: A$15,220,088), consisting of the purchase of an additional 87,168,065 shares in NADL at a cost of A$4,032,694 (2009: A$9,198,412), increasing the Company’s holding in NADL to 50.36% at September 30, 2010, the purchase of an additional 12,628,010 shares in NCRC at a cost of A$2,852,640 (2009: A$5,914,269) and the purchase of an additional 1,867,779 shares in Top End Uranium Ltd at a cost of A$259,818, investments in marketable securities of A$97,772 (2009: A$377,658) and purchase of plant and equipment including plant upgrade at Merlin of A$1,241,687 (2009: A$1,112,192). In 2009, the Company sold trading securities for A$1,272,343 for which there was no comparable transaction in 2010.

 Net cash provided by financing activities was A$2,189,355 being primarily net repayments under  financing leases of A$275,521 (2009: A$292,795); and net proceeds from the share purchase plan for ordinary shares of NADL of A$2,607,283, less costs of A$142,407.

At September 30, 2010, the Company held US$6,288,370 in US accounts which when converted to Australian dollars results in an unrealized foreign exchange loss of A$573,990.

As at September 30, 2010, the Company had A$37,218,575 in cash.

We plan to continue our exploration program throughout the remainder of 2010 and anticipate spending A$2.4 million on exploration and A$2.3 million on administrative costs.

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

Cautionary Safe Harbor Statement under the United States Private Securities Litigation Reform Act of 1995.

Certain information contained in this Form 10-Q’s forward looking information within the meaning of the Private Securities Litigation Act of 1995 (the “Act”) which became law in December 1995.  In order to obtain the benefits of the “safe harbor” provisions of the act for any such forwarding looking statements, the Company wishes to caution investors and prospective investors about significant factors which among others have affected the Company’s actual results and are in the future likely to affect the Company’s actual results and cause them to differ materially from those expressed in any such forward looking statements.  This Form 10-Q report contains forward looking statements relating to future financial results.  Actual results may differ as a result of factors over which the Company has no control including, without limitation:

●	The risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009,

●	The possibility that the phosphates we find are not commercially economical to mine,

●	The possibility that we do not find diamonds or other minerals or that the diamonds or other minerals we find are not commercially economical to mine,

●	The risks and hazards inherent in the exploration business (including environmental hazards, industrial accidents, weather or geologically related conditions),

●	Changes in the market price of phosphate, base metals and diamonds,

●	The uncertainties inherent in our exploratory activities, including risks relating to permitting and regulatory delays,

●	The effects of environmental and other governmental regulations, and

●	Uncertainty as to whether financing will be available to enable further exploration.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

At September 30, 2010, the Company had no outstanding loan facilities.

The Company reports in A$ and holds cash denominated in US dollars. At September 30, 2010, this amounted to US$6,288,370 (A$6,482,187). A change in the exchange rate between the A$ and the US$ will have an effect on the amounts reported in the Company’s consolidated financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the US$ exchange rate will have an A$64,822 effect on the consolidated balance sheet and income statement.

The Company holds trading securities in US listed corporations which are traded in US. At September 30, 2010, this amounted to US$101,400 (A$104,525). A change in the exchange rate between the A$ and the US$ will have an effect on the amounts reported in the Company’s consolidated financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the US$ exchange rate will have an A$1,045 effect on the consolidated balance sheet and income statement.

The Company holds an investment in a Fund denominated in Euros.  At September 30, 2010 this amounted to €1,700,000 (A$1,895,778). A change in the exchange rate between the A$ and the € will have an effect on the amounts reported in the Company’s consolidated financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the € exchange rate will have an A$18,958 effect on the consolidated balance sheet and income statement.

Item 4.	Controls and Procedures.

(a)	Disclosure Controls and Procedures

We have evaluated the design and operations of our disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 ("Exchange Act") and the rules and forms of the Securities and Exchange Commission.  This evaluation was made under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as of the end of the period covered by this report on Form 10-Q.  The CEO and CFO have concluded, based on their review, that our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed in reports that we file under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2010 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

(c)
We believe that because of its inherent limitations, internal control over financial reporting may not always prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

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

During the three months ended September 30, 2010, the Company issued an aggregate of 66,282 shares of common stock pursuant to the cashless exercise of outstanding options in reliance on the exemption from registration under Section 3(a)(9) of the Securities Act of 1933, as amended.

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

Dated: November 9, 2010

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