Form 10-K/A
period 2009-12-31
LEGEND INTERNATIONAL HOLDINGS INC
filed 2010-12-21
CIK 1132143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment no 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

EXPLANATORY NOTE

We are filing this Amendment to our Form 10-K for the fiscal year ended December 31, 2009 in response to a comment letter from the staff of the Securities and Exchange Commission.  In response to the staff’s comments, we have amended certain disclosure in Item 1 (Business) to revise and expand the disclosure concerning the Company’s exploration activities in accordance with SEC Guide 7; Item 1A (Risk Factors)to provide disclosure concerning potential risks associated with the concentration of stock ownership by certain principal stockholders and the Company’s service agreement with AXIS; Item 7A (Quantitative and Qualitative Disclosures About Market Risks) to provide additional information concerning market risks associated with the Company’s foreign currency positions; Item 8 (Financial Statements) to clarify the description of the Company retained deficit and to provide additional information concerning the Company’s relationship with AXIS; Item 10 (Management) to expand the disclosure concerning the qualification of the Company’s directors; Item 11 (Executive Compensation) to expand the discussion of the Company’s executive compensation practices; Item 13 (Certain Relationships and Related Transactions and Director Independence) to provide additional information concerning the Company’s relationship with AXIS and Item 16 (Exhibits) to correct certain references in the Exhibit list.

Except as described above, the remainder of the Form 10-K is unchanged and does not reflect events occurring after the original filing of the Form 10-K with the SEC on March 16, 2010.

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

Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make.  Risks, uncertainties and inaccurate assumptions could cause actual results to differ materially from historical results or those currently anticipated.  Consequently, no forward-looking statement can be guaranteed.  The potential risks and uncertainties that could affect forward looking statements include, but are not limited to:

▪	the risks of mineral exploration stage projects,
▪	political risks in foreign countries,
▪	risks associated with environmental and other regulatory matters,
▪	exploration risks and competitors,
▪	the volatility of phosphate, diamond and other mineral prices,
▪	movements in foreign exchange rates,
▪	increased competition, governmental regulation,
▪	performance of information systems,
▪	ability of the Company to hire, train and retain qualified employees,
▪	the availability of sufficient, transportation, power and water resources, and
▪	our ability to enter into key exploration and supply agreements and the performance of contract counterparties.

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

General

The terms “Legend,” “Company,” “we,” “our,” and “us” refer to Legend International Holdings, Inc. unless the context suggests otherwise.

We are an exploration stage company.  Our objective is to exploit our interest in certain exploration tenements which are in Queensland and the Northern Territory of Australia.  Our principal exploration target is for phosphate, base metals and diamonds and we are seeking to determine whether they are present in commercially economic quantities on our tenements to develop an operating mine.

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

Effective as of March 3, 2006, the Company entered into a Contract for the Sale of Mining Tenements (“Contract”) with Astro Diamond Mines N.L. (“Astro”) an Australian company pursuant to which the Company shall acquire certain diamond exploration tenements in Northern Australia from Astro, which is described above.

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

Following the change of management in November 2004, the Company developed a new plan of operations, which was to engage in mineral exploration activities.  Legend's business plan calls for the identification of mineral properties where it can obtain secure title to exploration, development and mining interests.

The following chart sets forth the Company’s corporate organization as of December 31, 2009:

2009 Highlights

➢	Granting of Exploration Permits for Legend’s flagship phosphate projects at Paradise North and South.

➢	High grade mineralization defined at both Paradise North and D-Tree phosphate projects.

➢	Successful progess of phosphate flotation beneficiation flow sheet through bench scale testwork.

➢	Successful operation of a continuous 4 week pilot plant operation for phosphate flotation beneficiation on bulk samples from Paradise and D-Tree deposits.

➢	Phosphate rock proven to acidulate to phosphoric acid successfully and make a world class fertilizer product such as DAP, MAP, SSP or TSP etc.

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

Project Strategy

Legend is primarily focused on advancing its significant phosphate deposits in the Georgina Basin of Queensland, Australia (See Figure A) with the aim of becoming a major Australian phosphate rock and phosphate fertilizer producer. Non reserve mineralized material has already been defined and feasibility studies are currently underway. These studies have made significant progress in determining the mining, metallurgical, economic, marketing, legal, environmental, social and governmental factors which will modify the non reserve mineralized material estimates into future estimates of potential Mineral Reserves. These modifiying factors will inform the Company as to which parts of the currently defined non reserve mineralized material will be able to be legally and economically extracted in the future. Currently the Company has no Mineral Reserves as defined by the U.S SEC Industry Guide 7 however the Company’s Phosphate Development Team is working towards this goal. Important strategic alliances have been made with the Indian Farmers Fertiliser Cooperative (IFFCO) and Wengfu (Group) Co. Ltd (Wengfu) to achieve this goal.

IFFCO is the single largest consumer of phosphate fertilizers in India and have agreed, subject to the negotiation and execution of a definitive off-take agreement, to offtake up to 5 million tonnes of phosphate rock per year from Legend’s future potential production. IFFCO and Legend have extended the date of executing a definitive rock off-take agreement by a further 2 years to mid 2012. Wengfu is one of China’s largest phosphate fertilizer producers and have significant expertise in developing phosphate deposits and maximizing value through the development of many downstream products. Wengfu currently market their products to over 20 countries worldwide. Wengfu have agreed to conduct a feasibility study on the potential mining, beneficiation, phosphoric acid and phosphate fertilizer production from Legend’s phosphate deposits with a view to becoming an equity partner in Legends Phosphate Project.

Legend, in accordance with its initial strategy of exploration for various mineral commodities across northern Australia (with a focus on diamond exploration) also controls and maintains landholdings in the Northern Territory of Australia (See Figure A). These interests are managed by Legend through a separate Exploration Team not involved with the Phosphate Project.

During the economic downturn of 2008, Legend also decided that part of the Company strategy should be to invest into undervalued mining projects should opportunities arise. This investment would not detract from Legends primary goal of advancing the Phosphate Project and had the aim of diversifying interests to dilute the effect of identified potential project risks. This was seen as necessary by the Company due to the obviously volatile and unpredictable nature of the commodity markets at the time. Some of these investments include taking a major stake in North Australian Diamonds Ltd (NADL) which controls the Merlin Diamond Mine and includes NADL’s 25% interest (increased to 28% since December 31, 2009) in Top End Uranium Ltd in the Northern Territory, Australia and an investment in Northern Capital Resources Corporation which controls gold and zinc assets in Nova Scotia, Canada. These are outlined in further detail below.

Legend Georgina Basin Phosphate Project

Legend’s initial plan was to advance the phosphate deposits with a staged approach. The initial stage was to focus on phosphate rock material which requires little to no beneficiation, then move towards upgrading the rock to a higher grade concentrate through flotation beneficiation and finally using this material to create value added phosphate fertilizer products. Legend formed a strategic alliance with Wengfu in November 2009 and based on initial recommendations from the work they have conducted so far, the Company will be issuing a revised project timeline and strategy upon completion of the feasibility study in the second quarter of fiscal 2010 which is being conducted by Wengfu. The revised strategy and timeline may involve a different combination or prioritization of the various stages currently being assessed.

Legend’s Land Holdings and Projects

The Legend landholdings, both granted and under application, prospective for phosphate, diamonds and base metals cover 523,170 acres in Queensland, Australia and over 4,725,098 million acres in the Northern Territory, Australia (refer to tables A,B,C and D). Areas under application are not considered as currently under Legend’s control. Granted landholdings consist of 457,200 acres in Queensland and 1,472,309 acres in the Northern Territory (refer to tables A and C). In Queensland, Legend’s holdings are historical phosphate deposits located in the Mt. Isa district, along the margin of the Georgina Basin which is host to major base metal and phosphate deposits.

Legend’s exploration tenements are divided into the following project areas (See Figure A below):

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

The exploration tenements of North Australian Diamonds are discussed separately below.

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
Author: BW
Figure:
Filepath: M:\Documents\AW\Geology\Maps\Project_Maps\Nov09\Legend\Legend Projects.mxd

Figure A: Projects in Northern Territory and Queensland, Australia

Queensland Projects

Tenement Status, Details & Commitments (Projected) Queensland and Northern Territory, Australia

Table A. Granted Tenements for Queensland Projects
* earning 80% interest

Table B. Tenements under application for Queensland Projects

Lease	.ease Statu:	Project	Grant Date	Expiry Date	Area (Acres)	Anniversary Date (2010)	GST Inclusive	
							Rent 2009	Commit $ 2009
EL22244	Granted	Foelsche	7/03/2003	6/03/2011	44558	7/03/2010	Nil	$28,200
EL22245	Granted	Foelsche	7/03/2003	6/03/2011	102643	7/03/2010	Nil	$60,200
EL22251	Granted	Selby	24/04/2003	23/04/2011	277692	24/04/2010	Nil	$133,800
EL22297	Granted	Cox	5/08/2003	4/08/2011	29440	5/08/2010		$30,300
EL22307	Granted	Abner	6/08/2002	5/08/2010	46149	6/08/2010	$20,416	$50,000
EL23117	Granted	Abner	3/03/2003	2/03/2011	3978	3/03/2010	Nil	$25,000
EL23118	Granted	Abner	3/03/2003	2/03/2011	25462	3/03/2010	Nil	$40,000
EL23119	Granted	Foelsche	3/03/2003	2/03/2011	11935	3/03/2010	Nil	$30,000
EL23121	Granted	Glyde	3/03/2003	2/03/2011	14322	3/03/2010	Nil	$100,000
EL23510	Granted		3/03/2003	2/03/2011	2387	3/03/2010	Nil	$40,000
EL23511	Granted	Glyde	3/03/2003	2/03/2011	11140	3/03/2010	Nil	$100,000
EL23512	Granted	McArthur	3/03/2003	2/03/2011	17505	3/03/2010	Nil	$27,000
EL23513	Granted	Abner	3/03/2003	2/03/2011	54902	3/03/2010	Nil	$33,000
EL23514	Granted	Abner	3/03/2003	2/03/2011	7161	3/03/2010	Nil	$30,000
EL23515	Granted	McArthur	4/07/2003	3/07/2011	58880	4/07/2010	Nil	$138,600
EL23771	Granted	Cox	19/08/2003	18/08/2011	1591	19/08/2010	Nil	$20,000
EL23772	Granted	Cox	19/08/2003	18/08/2011	1591	19/08/2010	Nil	$20,000
EL23931	Granted	Abner	3/02/2004	2/02/2010	1591	3/02/2010	$704	$20,000
EL23993	Granted	Abner	6/05/2004	5/05/2010	42967	6/05/2010	$19,008	$25,000
EL24285	Granted	Abner	24/01/2005	23/01/2011	62859	24/01/2010	$13,904	$30,000
EL24286	Granted	Abner	24/01/2005	23/01/2011	85933	24/01/2010	$19,008	$30,000
EL25491	Granted	Foelsche	12/03/2007	11/03/2013	6365	12/03/2010	$352	$30,000
EL25616	Granted	McArthur	23/08/2007	22/08/2013	7957	23/08/2010	$440	$20,000
EL25859	Granted	Cox	20/09/2007	19/09/2013	225973	20/09/2010	$12,496	$50,000
EL26404	Granted	Abner	23/05/2008	22/05/2014	70815	23/05/2010	$1,958	$50,000
EL26406	Granted	McArthur	18/06/2008	17/06/2014	19892	18/06/2010	$550	$80,000
EL26495	Granted	Glyde	18/07/2008	17/07/2014	4774	18/07/2010	$132	$20,000
EL26507	Granted	McArthur	18/07/2008	17/07/2014	17505	18/07/2010	$484	$14,000
EL26509	Granted	Foelsche	18/07/2008	17/07/2014	6365	18/07/2010	$176	$14,000
EL26514	Granted	Cox	18/07/2008	17/07/2014	12731	18/07/2010	$352	$14,000
EL26515	Granted	Cox	18/07/2008	17/07/2014	9852	18/07/2010	$242	$14,000
EL26528	Granted	McArthur	18/07/2008	17/07/2014	77977	18/07/2010	$2,156	$30,000
EL27340	Granted	Abner	25/11/2009	24/11/2015	3183	25/11/2010	$88	$20,570
EL27342	Granted	Abner	25/11/2009	24/11/2015	11935	25/11/2010	$330	$30,270
EL7970	Granted	Cox	24/07/2000	23/07/2010	42171	24/07/2010	Nil	$50,000
SEL 26397	Granted	Abner	26/03/2008	25/03/2012	50128	26/03/2010	$1,260	$25,000
				TOTAL	1472309

Table C: Granted Tenements for Northern Territory Projects

Table D: Tenements under application for Northern Territory Projects

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

Bench Scale Flotation Test Work

The major aims of the bench scale test program were to develop a beneficiation flow sheet that would recover the most phosphate at the highest grade, without discarding any Ultrafine (-20µm) material.  The main findings included:

•	Both D-Tree and Paradise South ores could be successfully beneficiated,
•	Encouraging flotation of Ultrafine phosphate in a specialized flotation cell.
•	Potential for >80% total P2O5 recoveries at 31-33% P2O5 grade without discarding any -20µm particles.
•
A process flow sheet using a split sized flotation circuit of -150+20µm in conventional flotation cells and -20µm in specialized flotation cells would be successful in recovering >80% P2O5 at about 33% P2O5 concentrate grade.

•	Only a single rod mill would be required, grinding to a P80 of 150µm.
•	A WHIMS unit would not be required to obtain the required Fe2O3 rejection from the concentrates.

Bench Scale Data

Stage 1

Location of Samples:

All of the samples were taken from the phosphorite horizons within the Beetle Creek Formation (D-Tree deposit).  The Beetle Creek Formation occurs within the Lower Middle Cambrian stratigraphy of the Georgina Basin, Queensland, Australia.  Phosphorite at D-Tree occurs predominantly as mudstone and silty mudstone phosphorite with some minor occurrences of pelletal phosphorite.  In 2008, Legend completed an extensive drilling program across the D-Tree deposit.  Samples chosen for bench scale test work were taken from eleven cored drillholes distributed across a broad area of the D-Tree deposit, and from different intervals of the ore zone so that the abovementioned range of ore types were processed.

Test ID	Original Sample Size (Kg)	Original Sample Grade (% P2O5)	Concentrate Grade (% P2O5)	Calculated P2O5 Recovery (%)
1	0.16	23.0	32.6	91.1
2	0.23	20.1	34.8	94.9
3	5.0	16.4	33.8	52.0
4	5.5	13.6	32.7	60.5
5	3.96	18.2	19.1	89.7
6	5.0	16.3	26.5	47.6
7	5.5	14.5	32.4	45.6
8	1.0	13.85	31.67	79.3
9a	1.0	20.87	31.62	44.3

Table E: Test results of Stage 1 bench scale flotation test work

Stage 2

Location of Samples:

For the Stage 2 flotation test work, a range of samples of different ore character were taken from several cored drillholes positioned across different prospect areas of the D-Tree deposit.  All of the samples were taken from the phosphorite horizons within the Beetle Creek Formation (D-Tree deposit).  The Beetle Creek Formation occurs within the Lower Middle Cambrian stratigraphy of the Georgina Basin, Queensland, Australia.

Test ID	Original Sample Size (Kg)	Original Sample Grade (% P2O5)	Concentrate Grade (% P2O5)	Calculated P2O5 Recovery (%)
9b	0.21	20.1	36.8	50.9
10	0.42	20.1	34.2	88.2
11	0.21	20.0	34.6	82.4
12	0.23	21.6	32.7	57.7
13	0.46	21.6	29.3	86.5
14	0.23	21.3	30.9	88.7
15	0.21	20.2	32.8	94.6
16	0.65	20.4	36.4	94.4
17	0.84	20.4	34.1	94.1
18	0.24	15.8	33.2	28.4
19	0.66	15.7	30.9	53.7
20	0.87	15.6	30.1	49.2
UQ1375	2.23	20.2	29.5	76.2
UQ1376	2.34	21.4	27.5	82.9
UQ1377	2.82	22.4	30.2	67.0
UQ1380	5.90	22.4	29.7	34.9
UQ1381	2.90	22.4	29.6	44.0

Table F: Test results of stage 2 bench scale flotation test work.

Stage 3

Location of Samples:

Samples used for the Stage 3 test work were taken from both the D-Tree and Paradise South deposits. All of the D-Tree samples were taken from cored drillholes that intersected the phosphorite horizons within the Beetle Creek Formation.  Samples from the Paradise South deposit were taken from large ore stockpiles that were left on site from work conducted by Broken Hill South in the late 1960’s and early 1970’s.  Broken Hill South conducted detailed metallurgical studies into the phosphate rock at Paradise South (previously known as the Lady Annie phosphate deposit) including the development of an on-site pilot plant.  In order to provide phosphate rock for the pilot plant, Broken Hill South excavated nine costeans across a broad area of the Paradise South phosphate deposit.  Approximately 64,000 tonne of phosphate rock was excavated from these trenches that sampled the full range of ore types at Paradise South, from all of the main prospect areas across the deposit.  The costeans were never rehabilitated and large amounts of the stockpiles were never processed through the pilot plant.  Several 100kg samples of Paradise South ore were taken from these stockpiles and used for the Stage 3 metallurgical test work. Before processing was carried out these 100kg samples were riffle split in half where one half was kept at the laboratory for future reference.  The sample half that was used had further sub-splits taken from it for head assays and particle size distribution assessment prior to flotation testing.

Test ID	Original Sample Size (Kg)	Original Sample Grade (% P2O5)	Concentrate Grade (% P2O5)	Calculated P2O5 Recovery (%)
21	1.09	16.2	35.1	58.0
23	0.99	11.0	29.6	34.0
24	0.87	4.7	24.6	72.4
25	0.97	16.5	35.1	73.7
26	1.05	33.2	36.4	37.2
27	1.10	9.6	33.4	41.7
28	0.95	10.1	31.2	55.0
29	1.02	11.1	29.0	39.0
30	0.87	4.7	26.0	62.9
31	1.03	33.7	37.0	38.4
32	0.87	8.5	34.8	62.1
33	0.97	9.5	32.3	61.9
34	0.93	13.1	29.7	78.8
35	1.10	5.1	27.4	74.4
36	0.99	19.6	34.8	59.9
37	0.83	33.2	37.1	59.2
38	0.91	10.5	34.9	71.8
39	0.88	10.2	33.2	61.8
UQ1408	4.66	12.8	17.4	22.1
UQ1409	4.88	20.1	22.8	54.4
UQ1410	4.57	16.5	20.0	58.9
UQ1411	4.32	14.0	13.8	25.5
UQ1412	3.90	29.6	30.4	71.4

Table G: Test results of stage 3 bench scale flotation testwork.

Stage 4

Location of Samples:

For the Stage 4 flotation test work, a range of samples of different ore character were taken from several cored drillholes positioned across different prospect areas of the D-Tree deposit. All of the samples were taken from the phosphorite horizons within the Beetle Creek Formation (DTree deposit).  The Beetle Creek Formation occurs within the Lower Middle Cambrian stratigraphy of the Georgina Basin, Queensland, Australia.

Test ID	Original Sample Size (Kg)	Original Sample Grade (% P2O5)	Concentrate Grade (% P2O5)	Calculated P2O5 Recovery (%)
1	0.86	16.7	33.4	94.7
2	0.88	16.6	30.3	97.4
3	1.03	17.1	34.2	86.5
4	0.93	16.9	33.8	76.2
5	1.03	17.0	35.6	70.8
6	0.98	17.1	30.9	97.6
7	1.03	17.1	29.8	97.1
8	1.02	16.9	32.2	96.9
9	0.97	16.7	25.9	51.4
10	0.95	16.1	26.0	93.8
11	0.98	16.7	31.3	97.5
12	1.02	16.6	27.3	96.0

Table H: Test results of stage 4 bench scale flotation test work.

Pilot Plant Flotation Test Work

In August 2009, Legend had sufficient information and confidence in the deposit to design and implement a pilot plant for the beneficiation process. This was carried out through October and November 2009 on larger ore samples, representative of two Paradise South samples and one sample each from Paradise North and D-Tree.

Highlights include:

•	Confirmation of simple processing circuit with no crushing of ROM ore needed.
•
Paradise South hourly survey concentrate grades up to 34.4% P2O5 were achieved from feed grades between 17% and 20% P2O5.  The best hourly survey result of 92% P2O5 recovery at 31.6% P2O5 grade was achieved from a single flotation cell, indicating fast flotation kinetics.

•	A low grade Paradise South hourly survey sampled at 14.3% P2O5 and upgraded to a 31.7% P2O5 concentrate with 75% P2O5 recovery.
•
D-Tree hourly survey concentrate grades up to 35% P2O5 were achieved from feed grades between 16% and 18% P2O5.  The best hourly survey recovery of 87% P2O5 was obtained to a concentrate grade of 30.1% P2O5.

•
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

Pilot Plant Data

Location of Samples:

All samples for DTree, Paradise North and Paradise South were taken from historic trenches from the Beetle Creek formation in the Georgina Basin, Queensland, Australia.  Four lots of 40 tonnes were sampled using hand held excavators and were processed through a ten tonne per day pilot plant processing facility in Adelaide, Australia.

In the 1970’s numerous large costeans were excavated at the D-Tree, Paradise South and Paradise North deposits.  All of these costeans were used to provide phosphate rock for pilot plant studies in the 1970’s and were never rehabilitated.  As such, Legend was able to revisit these trenches and sample them thoroughly in 2009.  At the D-Tree deposit, two large costeans were sampled to provide 40 tonnes of material for the 2009 pilot plant.  The large samples incorporated a range of ore characters.

Two 40 tonne samples were obtained from the stockpiles of six costeans at Paradise South in 2009.  One 40 tonne Paradise South sample was taken from costeans located in the Rufous Creek prospect area and incorporated predominantly pelletal ore types of higher grade.  The second 40 tonne sample was taken from costeans in the Jessops Creek prospect area and incorporated both mudstone phosphorite and pelletal phosphorite of average P2O5 grades.

At Paradise North, the stockpiles of two costeans were sampled to create a 40 tonne sample.  This sample incorporated several different ore types, and one type of ore that is mostly confined to the Paradise North deposit.

Test ID	Original Sample Size (Kg)	Original Average Sample Grade (% P2O5)	Representative Concentrate Grade Achieved (% P2O5)	Representative Calculated P2O5 Recovery (%)
DTree	40,000	17.8	30.1	87.3
Paradise North	40,000	19.0	28.8	86.6
Paradise South 1	40,000	18.3	31.3	92.3
Paradise South 2	40,000	14.5	28.9	85.3

Table I: Test results of pilot flotation plant samples

Proposed Beneficiation Plant

The proposed Beneficiation Plant Site location is at the site of the historic Pilot Plant which was operated by BH South in the 1970s.  This site was also identified by BH South as the most suitable location for their proposed Beneficiation Plant.  The area was chosen due to the favourable topography and its location to existing road and power infrastructure in the region.  The site was previously sterilised of phosphate mineralisation through drilling by BH South.

The process is capable of treating phosphate ores which contain up to 60 wt% Ultrafines, where Ultrafines is defined as particles smaller than 20 micron in size.  The ore as mined is screened at 25mm and the oversize fraction, which is rich in silica, is discarded.  The undersize fraction is fed to a rod mill and ground at 63% solids so that 55% of the material is reduced to less than 150 micron in size.  During grinding soda ash is added to the mill to provide a slurry pH of between 9 and 10.  The slurry is then fed to a hydrocyclone which provides further size classification of the particles so that the cyclone overflow product is at least 80% passing 150 micron and the cyclone underflow is recycled to the rod mill for re-grinding.  The cyclone overflow is dewatered using a belt filter so that the solids content is increased to at least 70%.  This slurry is then conditioned in a stirred tank with flotation chemicals that provide hydrophobicity to the phosphate bearing minerals, thus enabling them to be separated from silica and carbonate gangue minerals during flotation.  After conditioning, the slurry is diluted to approximately 25% solids and is fed to the flotation circuit where flotation cells concentrate the phosphate.  The concentrate and tailings are subsequently thickened and dewatered.  The concentrate is the final product that becomes the feed to Legend’s phosphoric acid plant and assays at least 32% P2O5.  The tailing is fed to the tailings dam and assays approximately 2% P P2O5.

Proposed Tailings Dam

A by-product of this flotation process will be a significant quantity of tailings, which will require storage during the life of the potential mine. The broad tailings management strategy will be as follows:

•
Construct a specially designed Tailings Storage Facility (TSF) to store tailings during the “start-up” period. The duration of this period is nominally 3 to 5 years, and is basically taken to be the time required to;

•
Develop one or more initial tailings storage cells within the proposed mining pits. The remaining life of mine tailings from the beneficiation plant will then be directed to a series of ”inpit” cells, which will be formed, filled and closed in a sequenced manner

The preferred site for the Start-up TSF is the valley to the south of the beneficiation plant site. A total of three conceptual options for the configuration of a TSF within this valley have been considered, these being based on “start-up” periods ranging from 2 to 7 years to investigate the optimum efficiency (in terms of costs versus storage capacity).

The general arrangement consists of the down-valley deposition of tailings using two pipe-end discharge points, to a retaining embankment (identified as the “Tailings Embankment”). A decant water system will be installed on the upstream face of the Tailings Embankment, transferring decant and catchment runoff water via a buried pipe to a Decant Pond immediately downstream. The pond will be formed by a water retaining embankment at the southern end (identified as the “Decant Embankment”). The Decant Pond will have a capacity of approximately 400 ML, to provide storage for the TSF design storage allowance.

An emergency spillway will be constructed at the western abutment of the Tailings Embankment, and as an outfall chute on the crest of the Decant Embankment. Both spillways would need to be designed to pass the critical duration, 1 in 10,000 year AEP flood event, assuming that the tailings/decant pond level is at the minimum freeboard level.

Each of the options include Discharge Bunds and Saddle Dams of varying extents, in order to provide the required tailings head of beach, and containment of tailings at the saddles on the eastern side of the valley.

Phosphoric Acid Manufacture

During 2009 Legend supplied a total of five rock samples to CTI laboratories in Belle Chasse USA for the bench scale evaluation of phosphoric acid manufacture.  Apart from the one sample from Paradise South, all samples were ‘as sampled’ material (AS) with no flotation beneficiation having taken place. The Paradise South sample was remnant flotation concentrate from an old stockpile from the 1974 pilot plant situated at Lady Annie. One Paradise North sample did have simple washing and screening at 20 microns.

The conclusions of the phosphoric acid manufacture conducted in Belle Chase, U.S.A were as follows:

•	The Paradise North AS, Paradise North (washed) and Paradise South concentrate rock produced phosphoric acid equal in quality to Florida base rock.
•	The Paradise North AS and the Paradise South rock gave the highest phosphate recovery compared to the Base rock and the Paradise South rock.
•	The Paradise North (washed) rock produced phosphogypsum slurries which filtered around 30% slower than the Florida Base rock.
•	Paradise North AS rock produced phosphogypsum slurries which filtered significantly slower than Base rock slurries.
•
While the Australian rocks contained high levels of SiO2 much of this is in the form of insoluble quartz. The low levels of reactive SiO2 show the need to add reactive silica (for example clay) to handle the fluorine in the rock.

•	The lower CaO/P2O5 ratios in the Australian rocks suggest that around 10 – 15 % less sulphuric acid is required to digest the phosphate in these rocks compared to the Florida Base rock.
•	The basis for designing a continuous pilot plant run based on Wet Screened and Paradise South rock have been successfully demonstrated.
•	The acid produced had minor element ratio’s which would make a world quality Di Ammonium Phosphate (DAP) and therefore other phosphate fertilizer products.

Phosphoric Acid Data

Location of Samples:

The historic Lady Annie pilot plant, of which remnants still exist at the site now known as Paradise South, processed phosphate rock and produced concentrate in the early 1970’s.  Several small stockpiles of the concentrate produced at this pilot plant still exist at the historic pilot plant site.  These concentrate stockpiles were sampled for the phosphoric acid test work.

At D-Tree, Paradise South and Paradise North, there are areas and intervals of the deposit that are of a high grade suitable for phosphoric acid manufacture.  At D-Tree, the high grade ore occurs in the upper stratigraphy of the northern part of the deposit.  These intervals were sampled from several cored drillholes for this test work.

At Paradise North, a large proportion of the deposit is also of a high grade nature.  Material of this character was sampled from several cored drillholes across the Paradise North site.  At Paradise South, localised areas of the deposit provide high-grade material suitable for phosphoric acid testing. This material was sampled in several cored drillholes as well as historic costean faces.

Test ID	Original Sample Size (Gram)	Original Sample Grade (% P2O5)	Acid Grade (% P2O5)	Calculated P2O5 Recovery (%)
Paradise South 1970’s Con	80	34.23	27.65	91.4
DTree AS 1	122	22.02	28.33	63.7
DTree AS 2	122	28.61	27.96	71.4
PNorth Not Deslimed	104	30.36	29.27	94.7
PNorth Deslimed	104	31.86	26.9	94.6
Paradise South A	358	34.52	24.54	96.2
Paradise South B	326	33.19	23.11	96.0
Paradise North	462	31.81	28.16	93.6

Table J: Test results of phosphoric acid test work.

Transport

During 2009 Legend signed a Memorandum of Understanding with P&O Trans Australia (POTA) for haulage and handling services associated with Legend’s Georgina Basin Phosphate project. POTA’s services are to include:-

1.	Road cartage from D-Tree and Paradise North tenements, both located approximately 160 kilometers from the deposit to the rail head in Mount Isa;

2.	Rail haulage from Mount Isa to Port of Townsville, approximately 1,000 kilometers; and,

3.	Various storage and material handling tasks.

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

Legend also engaged Pipeline Systems International (PSI) to undertaken a conceptual study for assessment of a slurry pipeline to transport the beneficiated phosphate ore from the deposit site to existing rail facilities.  The option would involve a dewatering facility at the rail terminal and return water pipelines to the beneficiation plant following the route of the slurry pipeline. The dewatered phosphate concentrate would be loaded into rail wagons and make their way via rail to the Port of Townsville for storage and loading to ship.

Water supply

Three water supply options are under consideration for this project.

1.	Lake Julius option

Legend engaged SunWater to undertake a pre-feasibility study to assess the option of directing up to 10GL of unallocated water from Lake Julius to the proposed mine and beneficiation plant. Lake Julius is located approximately 85 kilometers east southeast of the proposed mine and beneficiation plant. The findings of this study will be compared against the other options presented below but initial findings are that the water supply is available to Legend and it is technically feasible to bring this water to the proposed site.

2.	Thorntonia Borefield option

Legend has commenced commercial negotiations in regard to the lease of an existing borefield water permit.   The borefield water will need to be pumped approximately 45 kilometers to the beneficiation plant via an above ground pipeline.

3.	Upper Battle Creek Dam

Legend has investigated the potential to develop new surface water storages in the catchment; Lower Gunpowder Creek, Upper Gunpowder Creek, Battle Creek and Upper Battle Creek.  Upper Battle Creek is the preferred site.  Conceptual studies including a yield analysis, geotechnical reconnaissance, visual assessment, conceptual design and capital expenditure estimate have been completed.
The dam is intended to supply a proposed phosphate mine for a period of 30 years. With a catchment area of 162 ha, the estimated yield of the storage is 2500 ML/a at 90% reliability, requiring a storage capacity of 10,000 ML.

The spillway excavation will provide all or most of the rock needed for the dam. Subject to drilling, the rock appears to be of high quality. A rock fill dam with a concrete slab on the upstream face is considered the most suitable, requiring much smaller concrete plant.

Legend has estimated the Probable Maximum Flow (PMF) inflow in Upper Battle Creek as 1000 m³/s. Assuming a 75 m wide spillway channel invert, the maximum flood rise would require a dam wall about 20 m high. Increasing the width to 150 m, the flood rise is less and the embankment height (and rock volume) is reduced to 16.5 m. The corresponding volume of rock is about 90,000 m³.

Power supply

Generation

Legend has commenced commercial negotiations with local power generators in regards to the supply of power for the proposed beneficiation plant with a load factor of 80% for a 24 hr-7 day a week operation.

Power distribution option

Legend has made a connection enquiry to Ergon Energy for distribution of 8.5MW to the Birla Mt Gordon substation via the Century Zinc 220kV 100MVA transmission line. Legend has been advised that these lines have sufficient capacity to deliver the required power to the Birla Mt Gordon substation from Mt Isa. Legend will need to construct a 2km 66kV 12.5MW transmission line from the existing 66kV line to the proposed beneficiation plant.

For a larger connected load a direct connection to the existing Century Zinc 220kV line is required.  Legend has made connection applications to the owner of the Century Zinc 220kV line, Ergon Energy, for the preferred and alternative connection options.

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

The process of obtaining Mine Lease approval in the State of Queensland, Australia, involves compliance with the Minerals Resources Act (1989), Environmental Protection Act (1994) and Native Title Act (1993). The regulations pertaining to the Minerals Resources Act (1989) and Native Title Act (1993) are administered by the Department of Employment, Economic Development and Innovation (DEEDI). The provisions of the Environmental Protection Act (1994) are administered by the Department of Environment and Resource Management (DERM).

The flow chart below describes the interrelated approval process in accordance with these Acts.

The level of environmental approval required is predicated on the size and nature of the proposed mining operation. Legend’s D-Tree North (ML90190) and Paradise North (ML90191) mine leases have been approved through submission of an Environmental Management Plan (EMP) given that these are small scale operations with minimal ore processing. Legend’s large Paradise South proposed mine operation includes a beneficiation processing plant requiring power and water infrastructure and accordingly is being approved through an Environmental Impact Statement (EIS) with supporting EMP. Legend has voluntarily applied to undertake the EIS for the Paradise South mine lease. The State government provides no indication of expected expenditure for completing an EMP only or EIS with EMP. The studies required in the EMP and EIS include air quality, surface water, groundwater, ecology and geology, as a minimum. The remoteness of sites and availability of historical data greatly influence costs. Legend estimate the total cost of EMP only of US$1 million and EIS with EMP of US$2 million.

MINING LEASE APPLICATION PROCEDURES

EPACT LICENSES
MRA PROCEDURES
NATIVE TITLE PROCEDURES
10 days
5 days
Notification Day
3 months
Closing Day
1 month
6 months
Minimum Consultation Period Ends
Referral to Tribunal
6 months
Native Title Issues Decision
3 months
Compensation Decision
Mining Lease Granted
Application Granted
Application Refused

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

Exploration History and Forward Work Program

The Paradise South, Paradise North, & D-Tree phosphate deposits are located approximately 130km north west of Mt Isa in the Georgina Basin. To date, significant exploration has been completed on all deposits, although much of this exploration was conducted in the late 1960’s early 1970’s. Partial revalidation drilling has been conducted by Legend since September 2008.Below is a table (Table K) that outlines the historical non-reserve mineralized material figures as published in freely available documentation1:

		Historic Estimates
Deposit	Classification	Estimated million tonnes	% P2O5
Paradise South	*Non-reserve mineralized material1	293	16.6
Paradise North	*Non-reserve mineralized material1	193	17.6
D-Tree	*Non-reserve mineralized material1	339	16.0
Lily Creek	*Non-reserve mineralized material1	191	14.9
Quita Creek	*Non-reserve mineralized material1	54	17.3
Sherrin Creek	*Non-reserve mineralized material1	175	16.5
Highland Plains	*Non-reserve mineralized material1	84	13.4
Total	*Non-reserve mineralized material1	1,329	16.2

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

Table K: Historic estimations of non-reserve mineralization for the Phosphate deposits controlled by Legend.

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

During 2009 drilling was conducted on the D-Tree, Paradise North and Paradise South deposits. Results are pending for Paradise South.

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

In July 2009, EPM17330 (Paradise North) was granted with drilling commencing soon after that. The aim of the drilling at Paradise North was to target further high grade material, using the historical drill data to target the drilling.

In September 2009, drilling commenced at Paradise South with the intention to target mineralized material suitable for beneficiation. The target was to delineate approximately 40 million tonnes of suitable mineralized material for future processing.

Table L below outlines the total amount of drilling that has been completed at each of the deposits since September 2008.

Deposit	Drill Type	No. of Holes	Metres
Barr Creek	RC	25	780
D-Tree	RC	655	19,633
D-Tree	Sonic	11	296.0
D-Tree	Diamond	41	1,132.8
Paradise North	RC	386	9,103
Paradise North	Diamond	31	759.3
Paradise South	RC	135	4,759
Paradise South	Diamond	18	658.4
Lily Creek	RC	10	384
Total	RC	1,211	34,659
Total	Sonic	11	296.0
Total	Diamond	90	2,551

Table L: Drill statistics completed by December 31 2009.

Paradise North

Tenement EPM17330 was granted in July 2009, with drilling commencing in early August 2009 with the aim of delineating high grade material. The drilling program was completed in November 2009, with all assays returned by December 2009. High grade material was successfully delineated as reported on the 24th September 2009. An estimate of the tonnes and grade of this high grade core mineralization has been reported March 16, 2010.

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

D-Tree

D-Tree was the first north-west Queensland phosphate deposit drilled by Legend, with drilling commencing in September 2008. There were several drill patterns designed and drilled finishing in mid 2009. In 2009 Legend became manager of the D-Tree West Tenement, located to the west and north-west of the D-Tree Tenement, which gave Legend access to extra historic mineralized material at D-Tree West.

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

Barr Creek

The Barr Creek projects (EPM’s 15014 and 15015) were purchased during 2009 as they contain both historic phosphate mineralized materials and potential diamond bearing kimberlites. During 2009, a small RC program for 25 holes (780 metres) was completed. Mineralized material was intersected in the drilling and will be included in future estimates of tonnes and grade.

Drilling Techniques

Legend has contracted Downer EDI Mining to carry out the drilling on the Queensland Phosphate tenements. Drilling techniques used include reverse circulation (RC) and Diamond Coring methods. Downer EDI has supplied two UDR 650 rigs (Universal Drill Rigs). One was on a 515 base with tracks and the other rig was mounted on a Twin Steer Volvo truck. Both rigs were dual purpose with RC and Diamond coring capability.

Sampling Techniques

All RC sampling was conducted using a commercially available rig mounted static cone splitter. The sampling procedures used were developed by the Legend Geology team and in summary required several steps:

•	All RC samples were collected for each 1 metre of drilling.
•	All samples for analysis were designed to weigh between 1 and 3 kilograms. This is the standard weight required for sample preparation at commercial laboratories.
•	A second field duplicate was collected at the same time for every sample.
•
All sample reject through the cone splitter was also collected and has been stored in a temporary bag farm on site. These samples may be required for further analysis so have been tagged and stored in order.

•	A combined sample weight was measured using on site scales and logged into the database. Each sample was also weighed for comparison to ensure no bias from the sampling technique.
•
Each sample was tested in the field using the modified Shapiro test for estimated phosphate concentrations. If a sample returned a positive result in the field then it was submitted to the lab for analysis.

•	For each hole two field duplicates were submitted to the lab for analysis. Comparison of assay results from field duplicates is designed to test the suitability and accuracy of the sampling technique.
•
Samples that were not to be analysed due to geological reasons were then coded with a -999 grade for the database. This then ensures each metre of drilling is coded with either a pre-determined code or an assay grade.

•
A set of matrix matched reference standards were inserted into the lab submission for QAQC purposes. Standards were submitted to the lab at a rate of 1 in 25 samples. A coarse blank sample was also inserted for submission at a rate of 1 in 25 samples.

•
Diamond core samples were generally collected in 1.5m core runs, except where ground conditions dictated shorter run lengths.  To ensure diamond core sample integrity was maintained, each run of diamond drill core recovered on the rig was transferred from the inner tube to a PVC split.  The split would then sit inside the core tray and hold the core in place.  This was particularly effective in maintaining the sample integrity of highly oxidised, friable core samples.

Drill Sample Recovery

All samples were weighed in the field using calibrated digital scales accurate to the gram.  Each sample was weighed, including the original sample, the duplicate and the reject sample.  The data was recorded on site and monitored by the field geologist to ensure no great fluctuations occur while drilling.

Recorded sample weights were compared to expected sample weights, as derived by calculating the volume of the cylindrical sample at 1m long and 120-132mm in diameter.  The expected weight of the sample was then calculated using the average bulk density value for the sediment type.

The direct comparison of recorded sample weights against expected sample weights highlights whether any potential sample bias has occurred as a result of the drilling or sample collection technique.

All diamond drilling had core recoveries measured and calculated while at the rig.  Generally all recoveries for diamond drilling were greater than 85%, but where less than 85% recovery occurred, the main issue noted by the driller’s were cavities that occur in the Beetle Creek Formation. These were identified as drilled, and logged.

Drill Sample Logging

The logging of all RC chips and Diamond core from the deposit was carried out by qualified geologists who provided daily supervision of the rigs for the duration of the program. Logging of chips and core was done in a qualitative manner directly into a field notebook computer and data was entered into the database several times a week. The level of detail obtained from the chips/core during the logging process has been deemed sufficient to support the mineral resource estimation process and metallurgical studies that have been carried out. Whilst in the field, geologists were significantly assisted with regards to assessing P2O5 content of chips/core by using the modified Shapiro test, a chemical visual colorimetric test that was developed in the 1960’s.  This allowed a quantitative estimate of phosphate content to be obtained at the time of drilling and that data was subsequently used as a tool to select intervals for assay. Once assays were returned, these definitive results were combined with the geological logs in order to create a model for resource estimation.

All logging was conducted using pre-determined codes, as outlined in the Legend ‘Manual of Standardised Geological Procedures’.  Lithology codes can only be entered into the database as set, and any non-recognised codes would be rejected when loaded into the database. Any coding errors were sent back to the geologist responsible for correction.

Laboratory sub-sampling techniques and preparation

For typical RC holes, samples were usually a 1-3kg sub-split taken from all chips recovered over any given 1m down-hole sample interval.  All sample splits collected were sent to ALS Laboratories in Mt Isa and/or Brisbane or Amdel laboratories in Mt Isa.  All samples were split and pulverised, with lab splits taken at the preparation stage for cross-checking of the sample prep stage.  All samples were pulverised in a tungsten carbide mill.  A quartz wash was processed through the mill between each sample due to the sometimes clayey nature of the phosphorite ore.  The quartz wash ensures no inter-sample contamination.

Legend also included a coarse blank sample (glass quality beach sand) to be used to assess the sample preparation stage. These blanks are known to contain P2O5 levels below detection and therefore would identify any preparation contamination.

At all stages through the sampling process a duplicate system was used. The duplicates used and reported at all stages were;

•	Field duplicate – taken on the drill rig to test sampling technique.
•	Lab Splits – samples taken at the sample preparation stage to ensure prep techniques are suitable.
•	Lab repeats – a repeat assay analysis of the final pulp.

All of these duplicates are analysed and reported in the monthly QAQC statistics for the deposit.

Where core samples have been submitted for assay, half core samples were taken using a manual diamond blade core saw.  Before cutting, diamond cores were metre marked and assessed to make sure all of the pieces of core were positioned to conform to the original orientation, i.e. all core breaks were aligned.  Core samples were then crushed at the laboratory prior to being riffle split into sub-samples and prepared for analysis by the same method used for RC samples.

Quality of Assay Data

Samples were assayed by one of two analytical techniques; 1) wavelength dispersive X-ray fluorescence spectrometry and/or 2) an ICP acid digest method that conforms to the internationally accepted analytical method of the Association of Fertiliser and Phosphate Chemists (AFPC).

XRF methodology

The samples were dried at 105°C, pulverised and an aliquot taken for XRF analysis. The pulp was fused using a Lithium-Borate flux mixture with a Sodium-Nitrate oxidant. The fusion disks were analysed using wavelength dispersive X-ray fluorescence spectrometry for the following suite of elements and reported according to their total ‘oxide’ form as follows:

•	P2O5, Fe2O3, Al2O3, MgO, SiO2, CaO and LOI

ICP acid digest methodology

The samples are dried at 105°C, pulverised and an aliquot taken for acid digest in two parts nitric acid, two parts water and 1 part hydrochloric acid.  The acid digest method conforms to one of the internationally accepted analytical methods of the Association of Fertilizer and Phosphate Chemists (AFPC).  The specific method is ICP Method 3D-2.  The acid digest is then analysed using the multi-element inductively coupled plasma atomic emission spectrometer (ICP-AES).  The standard assay suiet for the ICP analytical technique is:

•	P2O5, Al2O3, Fe2O3, MgO, CaO

Standards

The accuracy and precision of the analytical techniques used were tested through the use of standards.  The Standards used for all of Legend’s drilling programs consist of commercially manufactured, matrix matched, certified standard reference material. The standards were manufactured and supplied by Ore Research & Exploration Pty Ltd based in Bayswater in Melbourne. Each standard was analysed at ten commercial laboratories by lithium borate fusion with XRF or ICP finish.

The material used for these standards was sourced from the Paradise South deposit from several different locations to try and simulate the different ore types recognised throughout the Georgina Basin. During manufacture two pigeon pair samples of close range were produced. These standards were submitted during drilling. These standards were used as their mean grades (and their ranges) are close together, thus making it harder for a lab to know which one is being used.

These standards are pre-prepared so require no milling at the lab, therefore they are only used to test the pure analytical technique and not sample preparation. Each standard is individually wrapped and submitted unmarked; therefore the laboratory will not know which standard is being submitted.

Lab Repeats

During analysis each laboratory was required to repeat the analysis on around 1:25 samples. This is to test the analytical technique at the data capture stage.

Once assay analysis was complete all sample rejects and sample pulps were returned to Legend for storage in a secure facility in Mt Isa.

Access

Access to the Queensland project areas is by commercial airline to Mount Isa, a mining district in Queensland. Mount Isa has substantial infrastructure, accommodation and other facilities.

From Mount Isa, it is approximately 100-150 kilometers by road via the Barkly Highway, Thorntonia Road and further access tracks to each deposit. The Paradise deposits are accessed using the McNamara haul road that services the Lady Annie Copper Mine operated by Cape Lambert.

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

•	MLA90190 – D-Tree North
•	MLA90191 – Paradise North
•	MLA90197 – Paradise South

The Mining Lease applications are at various stages through the process to grant. The D-Tree North MLA was submitted first in April 2009 and it is expected this lease would be granted in the first quarter of 2010.

Mineralization

No known mineral reserves have been reported on our land in Queensland, apart from the recorded phosphate deposits.  Our proposed program will be advanced with a view to verify existing data and prove the extent of mineralization. Currently, Legend is working towards using the recent drilling results to estimate tonnes and grade for the purpose of estimating reserves. These estimates will be used to inform any future estimates of probable or proven reserves in conjunction with the appropriate modifying factors.

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

Native Title

The rights and obligations of the Company with respect to native title obligations differ depending upon the permit’s proposed impact on the land.  All the exploration permit applications held by the company will need to comply with the Native Title Act (1993).  The overwhelming majority on permit applications will be advertised under the expedited procedure and require advertising to determine whether there are any objections.  If there are no objections, the Queensland Government can grant the permit and will impose the Native Title Protection Conditions on the permit before grant.  These conditions ensure that any native title claimants are aware of the proposed exploration work and gives them an opportunity to identify any culturally sensitive areas.  If there are objections, the company will need to negotiate an agreement with the native title claimants.  Following lodgement of this agreement with the Queensland government the permit will be granted.

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

Northern Territory and Western Australian Exploration Interests

Legend’s exploration interests in the Northern Territory and Western Australia are through its 47.83% interest in North Australian Diamonds Limited (“NADL”); NADL’s 25% (increased to 28% since December 31, 2009) interest in Top End Uranium Ltd (“TEU”); and its direct holdings in exploration interests in its own right.

The exploration interests cover the following minerals:

i.	Legend exploration interests cover diamonds and base metals;

ii.	NADL exploration interests cover previous diamond mining operations at the Merlin Diamond Mine and diamond exploration on Tenements in the Northern Territory and Western Australia; and

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

Native Title

The rights and obligations of the Company with respect to native title obligations differ between licences depending upon the underlying ownership of the land.  Crown land, namely pastoral lease land, falls under the Native Title Act (1993) while Aboriginal freehold land falls under the Aboriginal Land Rights Act (Northern Territory). All the granted licences held by the Company are on pastoral lease land.  The Company is currently in negotiations with the local native title council working towards the grant of several more applications that are situated on aboriginal freehold land. Heritage surveys are contracted where necessary to ensure the protection of local registered and unregistered aboriginal heritage sites.

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

Acquisition of Northern Territory Tenements

Effective as of March 3, 2006, Legend entered into a Contract for the Sale of Exploration Tenements (“Contract”) with Astro Diamond Mines N.L. (“Astro”) an Australian company pursuant to which the Company acquired certain diamond exploration tenements in Northern Australia from Astro. The consideration payable by Legend to Astro was Australian dollars $1.5 million and Legend was also required to pay to Astro any costs incurred on the tenements after February 1, 2006.  Astro provided commercial warranties which are usual for a transaction of this nature in favour of Legend. Under Australian law, Astro was required to provide an independent experts report to shareholders for this transaction. In order to prepare the independent experts report, a mineral valuation was prepared on behalf of Astro which indicated that the preferred value for the tenements that are the subject of the transaction was A$1.5 million. This formed the basis of the consideration agreed by the parties. The President and Chief Executive Officer of the Company, Mr. J. I. Gutnick was Chairman and Managing Director of Astro at the time of entering into the Contract and Dr DS Tyrwhitt, an independent Director of the Company, who is also a Director of Astro and was a Director of Astro at the time of entering into the Contract. The tenements are located in the Northern Territory of Australia and are prospective for diamonds.

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

Merlin Diamond Project

Highlights

➢	Significant changes to Board with mining entrepreneur Joseph Gutnick becoming Chairman/Managing Director.

➢	Legend becomes major shareholder of NADL with 47.83%.

➢	$13.66M raised via a share placement in December 2009 with the majority of the shares placed to large US fund manager Attara Capital LP.

➢	Flagship Merlin Project remains on track with NADL aiming to be the only Australian owned ‘pure play’ integrated diamond company.

➢	Over 5,000 carats produced in 2009 trial production with 24% of production being greater than 1 carat in weight and approximately 80% being high quality, high value gems.

➢	Recent drilling on the PalSac pipe has increased the total number of carats in the mineralized material.

➢	New technologies to increase diamond liberation and large diamond recovery.

➢	Major exploration focus at Lancelot, 40km south of Merlin, where there is strong evidence for a second diamond field.

➢	Reconnaissance exploration commenced on highly prospective regions in Arnhem Land and Yambarra, totaling 8795km2.

The Merlin Diamond Project is located 100km south of the settlement of Borroloola in the Northern Territory of Australia on the Mining Lease MLN1154 (refer to Figure 1 and 2). The project is accessed by road and also contains a landing strip allowing light aircraft access. Mineral rights are obtained and held for the project under a mining licence with the Northern Territory Government, which is due for renewal in 2022.

The project comprises 14 diamond-bearing pipe-like bodies composed of the volcanic rock known as kimberlite.  Nine of the pipes were subject to open-pit mining by Ashton Mining Limited over a 5 year period commencing in 1998.  Previous mining operations produced 507,000 carats of diamonds.

Site facilities include an 18 man accommodation camp, a 2400m length gravel airstrip, a pilot process plant, workshop facilities, tailings dam and nine open pits. The pilot process plant has been through several stages of upgrade including the addition of a second trommel and the incorporation of a high pressure grinding roll crusher (HPGR). No public infrastructure is in place and power is sourced by a diesel generator.  Water for the project is sourced from groundwater bores entirely within the mining licence.

The project is currently in a prefeasibility stage with a view to recommencing commercial scale diamond mining.’ The project does not have any known reserves.

Mineralized Materials

The combined mineralized material for all diamond pipes at Merlin is 26Mt for a grade of 23.5cpht.(See Table M).

Table M: Merlin Total Mineralized Material

	Mineralized Material (tonnes)	Grade (carats per hundred tonne)
PalSac1	8,100,000	30.4
Launfal3	1,600,000	24.7
Excalibur3	464,000	34.1

Gawain2	1,100,000	40.3
Ywain2	80,000	71.3

Gareth3	125,000	21.6
Kaye2	874,000	13.5
Ector3	1,510,000	8.1

TOTAL	13,853,000	27.3
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

Pilot Plant Upgrade

The upgrade has increased the throughput capacity of the pilot plant to 70tph and will enable the efficient processing of large bulk samples during the next phase of pre-production trials. The HPGR incorporated into the process circuit has increased diamond liberation which will result in an increase in the project resource through improving the number of recovered carats per tonne.  It has also had a positive impact by improving processing throughput due to increased generation of slime material. An optical sorter was successfully incorporated into the process circuit aimed at capturing the large size diamonds known to exist within the Merlin kimberlite pipes.

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

Mineralized Material Definition Drilling

A drilling program commenced in January 2010 aimed at further defining and increasing the kimberlite mineralized material in the PalSac pipe.  A drill rig was mobilised to Merlin site in late December 2009 to enable an early commencement of this program. Approximately 2,000m of core drilling was drilled and increased the total mineralised material at Merlin.

Exploration Drilling

A major RC drilling program commenced at Merlin in January 2010. This is the first major exploration initiative for some years and will test at depth kimberlite bearing structures associated with the pipes Gareth/Bedevere, Ywain/Gawain and Excalibur. In addition drill testing of two areas with known indicator minerals and diamonds at surface will be completed. This program has the potential to identify both extensions to the known mineralized materials as well as new discrete kimberlite occurrences.

12.05ct gem quality diamond recovered 2009

Diamond Exploration

Merlin Orbit Tenements, Northern Territory

The Merlin Orbit tenements comprise an area of some 338,337 acres (refer to table N), and encompass numerous known unresolved occurrences of indicator minerals and diamonds.

Table N: Merlin Orbit Tenements

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

Kimberley Projects

North Kimberley

Within NADL’s North Kimberley project area, NADL had previously identified two diamondiferous kimberlite pipes, the Ashmore and Seppelt 1 and 2 pipes.  NADL holds this material under mining leases, as they continue to retain commercial potential.  NADL also retains 1 exploration license within this region.

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

Acadian also holds a 29.18% interest in Royal Roads Corporation (TSX:RRO), a Canadian based exploration and development company, listed on the Toronto Venture Exchange, which is focused on gold and base metal properties in central Newfoundland, particularly, the Buchans Mining Camp. The Buchans mine was one of Canada's richest base metal mines having produced over 16 million tonnes of ore grading over 23% combined base metals with significant gold and silver credits.

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

Approximately 52% Of Our Common Stock Is Controlled By Certain Stockholders, Including Our Chairman And Chief Executive Officer, Who Have The Ability To Substantially Influence The Election Of Directors And Other Matters Submitted To Stockholders

Mr Joseph Gutnick, our Chairman and Chief Executive Officer, beneficially owned 74.2 million shares of our common stock, which represented 33% of our shares outstanding as of December 31, 2009. In addition, Mr Gutnick is a party to a stockholders agreement with IFFCO, which beneficially owned 19% of our common stock as of December 31, 2009. Pursuant to the stockholders agreement, Mr Gutnick and IFFCO have agreed to vote their shares together on certain matters, including the election of directors. As a result, they have and are expected to continue to have the ability to significantly influence the election of our Board of Directors and the outcome of all other issues submitted to our stockholders. The interests of these principal stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders. One consequence to this substantial influence or control is that it may be difficult for investors to remove management of the Company. It could also deter unsolicited takeover, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

We are one of ten affiliated companies. Each of the companies has some common Directors, officers and shareholders. In addition, each of the companies is substantially dependent upon AXIS for its senior management and certain mining and exploration staff.  A number of arrangements and transactions have been entered into from time to time between such companies. Currently, there are no material arrangements or planned transactions between the Company and any of the other affiliated companies other than AXIS.  However, it is possible we may enter into such transactions in the future which could present conflicts of interest. In addition, there may be conflicts among the Company and the other companies that AXIS provides services to with respect to access to executive and administrative personnel and other resources.

Historically, AXIS has allocated corporate opportunities to each of the companies engaged in the exploration and mining industry after considering the location of each of the companies’ operations and the type of commodity for which each company explores within its geographic region. At present, there are no conflicts among the ten companies with respect to the principal geographic areas in which they operate and/or the principal commodities that they are searching for other than between the Company and NADL (in which the Company owned a 47.83% interest as of December 31, 2009) with respect to the search for diamonds in Northern Australia. AXIS has advised the Company that it plans to allocate diamond exploration opportunities between the Company and NADL based upon the proximity of such opportunities to their respective existing exploration properties.

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

In January 2010, two stockholders (“the plaintiffs”- being an individual and his private company) commenced an action in Supreme Court, New York County against the Company, Renika Pty Ltd. and Joseph Gutnick (collectively “the defendants”) on account of the alleged failure of the defendants to issue warrants to the plaintiffs in connection with the purchase of shares of common stock from the Company and from Renika Pty Ltd. in 2006 and 2007.  The complaint alleges three causes of action, and seeks unspecified damages.  The Company, Renika Pty Ltd. and Joseph Gutnick vehemently deny the allegation. The defendants have moved to dismiss the complaint as a matter of law.    The Company, Renika Pty Ltd. and Joseph Gutnick is vigorously defending such claim.

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

Options

Effective as of December 12, 2005, the Board of Directors of Company approved the distribution to stockholders for no consideration of an aggregate of 36,135,500 non-transferable options, each of which is exercisable to purchase one share of Common Stock of the Company at an exercise price of US$0.25 ($0.111, as adjusted) per share with a latest exercise date of December 31, 2012 and otherwise on the terms and conditions set out in Appendix A to the Form 8-K dated December 12, 2005.  The options were issued on a pro-rata basis to all stockholders of record on December 31, 2005 on the basis of two (2) options for every one (1) share of Common Stock owned by a stockholder on the record date. The options may not be exercised until the shares underlying the options are registered under federal and state securities laws. On June 26, 2006, the Board of Directors amended the terms and conditions of the options and included a cashless exercise clause for the options in the terms and conditions. On July 21, 2006, Renika exercised 34,778,220 options using the cashless exercise feature and were issued 71,730,079 shares of Common Stock. In December 2006, the Company issued 700,000 shares with attaching options on the basis of one option for every two shares at no exercise price. The options were exercised in December 2006. On December 27, 2006, a further option holder exercised 19,000 options using the cashless exercise feature and was issued 24,750 shares of Common Stock.  3,123,630 of these options remained outstanding as of the date of this Report.

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

Performance Graph

The following graph compares the cumulative 5-year total return provided shareholders on Legend's common stock relative to the cumulative total returns of the NASDAQ Composite index, and a customized peer group of seven companies that includes: Agrium Inc, CF Industries Holdings Inc, Minemakers Limited, Phoscan Chemical Corp., Potash Corp. Of Saskatchewan, Terra Industries Inc and The Mosaic Company. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in the peer group, and the index on December 31, 2004 and its relative performance is tracked through December 31, 2009.

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

At December 31, 2009, the Company had no outstanding Loan Facilities.

The Company reports in A$ and holds cash denominated in US dollars. At December 31, 2009, this amounted to US$9,656,512 (A$10,812,353). A change in the exchange rate between the A$ and the US$ will have an effect on the amounts reported in the Company’s consolidated financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the US$ exchange rate will have a A$108,124 effect on the consolidated balance sheet and statement of operations. The balance of cash of A$61,853,735 is held in Australian dollars.

The Company holds trading securities in US listed corporations which are traded in US$.  At December 31, 2009, this amounted to US$446,348 (A$499,774). A change in the exchange rate between the A$ and the US$ will have an effect on the amounts reported in the Company’s consolidated financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the US$ exchange rate will have a US$4,463 (A$4,998) effect on the consolidated balance sheet and statement of operations.

The Company holds an investment in a Fund denominated in euros.  At December 31, 2009, this amounted to €1,700,000 (A$2,900,000). A change in the exchange rate between the A$ and the € will have an effect on the amounts reported in the Company’s consolidated financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the € exchange rate will have a A$29,000 effect on the consolidated balance sheet and statement of operations.

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

Mr. Gutnick’s extensive experience in leading teams in building and operating major mining operations in Australia as well as his experience in founding and serving as the chief executive officer and chairman of a number of public companies will provide our Board with valuable executive leadership and management experience.

Mr. Gutnick devotes a majority of his business time to the affairs of the Company.

David Tyrwhitt

Dr Tyrwhitt was appointed a Director in March 2005. He is a geologist, holding a Bachelor of Science and PhD degrees and has 50 years experience in mineral exploration and management development and operation of gold and diamond mines in Australia.  Dr Tyrwhitt has been a Director of numerous public listed companies in Australia in the mining industry and is currently a Director of Hawthorn Resources Limited, Quantum Resources Limited, Golden River Resources Corp, a Delaware corporation (GORV.OB) and Northern Capital Resources Corp., a Delaware corporation since 2008. In the last five years, he has also been a Director of Astro Diamond Mines NL.

Dr. Tyrwhitt’s experience in working on mining projects in Australia and technical skills will provide our Board with an Australian perspective to mining operations.

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

Dr. Awasthi’s experience in the international fertilizer markets will provide our Board with a valuable perspective on the development and operation of fertilizer plants and marketing of fertilizer products.

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

Dr. Trench’s experience in working on complex mining projects internationally and Australia and technical skills will provide our Board with a valuable perspective on conducting business in international jurisdictions.

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

Peter Lee

Mr. Lee has been Chief Financial Officer since March 2005 and Secretary since November 2004.  He is a Director, Chief Financial Officer and Secretary of Golden River Resources Corp, a Delaware corporation (GORV.OB), Chief Financial Officer and Secretary of Aurum, Inc. (AURM.OB), ProIndia International, Inc. (PNDI.OB), Northern Capital Resources Corp and Yahalom International Resources Corp, and Chief Financial Officer and Company Secretary of North Australian Diamonds Limited, Top End Uranium Ltd and Quantum Resources Limited, all listed on Australian Securities Exchange. Mr Lee is also President, Chief Executive Officer and Director of Acadian Mining Corporation (ADA:TSX) and Chairman of the Board and Director of Royal Roads Corp (RRO:TSX-V). Mr. Lee is a Member of the Institute of Chartered Accountants in Australia, a Fellow of Chartered Secretaries Australia Ltd., a Member of the Australian Institute of Company Directors and holds a Bachelor of Business (Accounting) from Royal Melbourne Institute of Technology. He has over 25 year's commercial experience and is currently Chief Financial Officer and Company Secretary of several listed public companies in Australia.

Mr. Lee devotes a majority of his business time to the affairs of the Company.

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

Edward Walker

Mr. Walker has been Project Manager of the Company since October 2008. He has acquired extensive international experience in the mining and water sectors via a number of senior engineering and project manager roles in international organizations, including as Principal Engineer for Parsons Brinkerhoff Australia from April 2007 to October 2008 and prior to that was with Bahia Mineracao Limitada as Senior Project Manager. Mr. Walker spent over 10 years in senior engineering roles in Australia and the United Kingdom before spending two years as a senior project manager of an Iron Ore Mining project run by Brazilian company Bahia Mineração Limitada (BML). He then moved to a multi-disciplinary engineering firm Parsons Brinkerhoff as a Principal Engineer responsible for business development and delivery of client projects. Mr Walker has a Bachelor of Engineering (Civil) from Swinburne University of Technology and an Executive MBA from the Business School of São Paulo.

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

Components of Compensation

Base Salary.  The base salaries for the Company’s named executive officers for the year ended December 31, 2009 were established in fiscal 2008 and reviewed effective June 2008 by AXIS with the consultation and approval of the Company’s Board of Directors. The services of our named executive officers are provided to us under a Service Agreement with AXIS Consultants Pty Ltd. Cash compensation is paid to the named executive officers by AXIS and is reimbursed to AXIS by the Company. AXIS advised that adjustments to base salaries are generally determined based upon a number of factors, including the client companies performance (to the extent such can fairly be attributed or related to each executive’s performance), as well as the nature of each executive’s responsibilities, capabilities and contributions, and whether their salary fairly reflect job responsibilities and prevailing market conditions and rates of pay. AXIS advised that it considered each of these factors but did not assign a specific value to each factor in raising base salaries for 2008. The Company believes that the remuneration (including salaries) charged to the Company by AXIS for the Company’s named executive officers have historically been reasonable in relation to the Company’s size and performance. We do not use benchmarking as a fixed criteria to determine compensation.  Rather, after subjectively setting compensation based on the above factors, we reviewed the compensation paid to officers based on our knowledge of salaries paid in the industry in Australia to obtain a general understanding of the reasonableness of base salaries and other compensation payable to our named executive officers.  AXIS has advised that the level of remuneration charged to the Company for the named executive officers for the year ended December 31, 2009 increased over 2008 as a result of the significant increase in time spent by those named executive officers with the development of the phosphate project of the Company, the investments of the Company and corporate compliance matters dealt with as a result of the increase in the level of activity. The Company acknowledged the increase in activity referred to by AXIS and believes the increase in the level of remuneration appropriate given the circumstances.

Cash Bonuses   AXIS with the acknowledgement of the Company, awarded cash bonuses to the Company’s named executive officers for the period July 2008 to December 2009 to acknowledge the significant work undertaken by the named executives of the Company in advancing the phosphate project of the Company for the benefit of shareholders. The bonuses were not based on a predetermined formula. In determining the contribution of each individual executive, the Company acknowledged the contribution of each of the executive management team in the efficient running of the Company, Messrs Gutnick and Michael in the Company’s negotiations with external parties in the advancement of the Company’s affairs and activities, Mr. Walker’s contribution in leading the development team in pre-development activities and negotiations with potential infrastructure companies; and Mr. Lee’s contribution in leading the finance, corporate and secretarial team through the increasing compliance and reporting matters in connection with the Company’s acquisition of its interest in NAD. Each of the bonuses were based on a flat amount plus an amount of 10% of salary. The Company’s independent directors, at the time, were consulted on the bonuses and determined that the bonuses were reasonable given the overall advancement of the Company’s activities.

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

In December 2004, the Company entered into an agreement with AXIS Consultants Pty Ltd to provide geological, management and administration services to the Company.  AXIS is affiliated through common management and is incorporated in Australia. AXIS’ principal business is to provide geological, management and administration services to companies. We are one of ten affiliated companies that AXIS provides services to, namely, Legend, Quantum Resources Limited, North Australian Diamonds Ltd, Top End Uranium Ltd, Northern Capital Resources Corp, Golden River Resources Corp, Yahalom International Resources Corp, Aurum Inc, ProIndia International Inc,, Acadian Mining Corporation.  Each of the companies has some common Directors, officers and shareholders. In addition, each of the companies is substantially dependent upon AXIS for its senior management and certain mining and exploration staff.  A number of arrangements and transactions have been entered into from time to time between such companies.  It has been the intention of the affiliated companies and respective Boards of Directors that each of such arrangements or transactions should accommodate the respective interest of the relevant affiliated companies in a manner which is fair to all parties and equitable to the shareholders of each. Currently, there are no material arrangements or planned transactions between the Company and any of the other affiliated companies other than AXIS.

AXIS is a company owned by the companies to which it provides services (including Legend which holds a 9.09% interest at a cost of A$1 and which is accounted for under the cost method) and any profits generated by AXIS are returned to its shareholders in the form of dividends.

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

During the 2009 year, the Company took a private placement of shares of common stock in Northern Capital Resources Corp (“NCRC”). At December 31, 2009, the Company held 21.29% of the shares of NCRC. The Company’s President and Chief Executive Officer and one of its independent Directors (Dr Tyrwhitt) are President and Chief Executive Officer and Director respectively of NCRC and certain companies with which the Company’s President is affiliated own approximately 67% of the outstanding shares of NCRC.

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

Dated: December 21, 2010

FORM 10-K Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Gutnick
1.	……………………………	Chairman of the Board,
	Joseph Gutnick	President and Chief Executive
Officer (Principal Executive
		Officer) and Director	December 21, 2010

/s/ David Tyrwhitt
2.	……………………………	Director	March 15, 2010
David Tyrwhitt

/s/ Peter Lee
3.	…………………………….	Chief Financial Officer and
	Peter Lee	Secretary (Principal Financial
		and Accounting Officer)	December 21, 2010

/s/ U S Awasthi
4.	……………………………	Director	March 15, 2010
U S Awasthi

/s/ Allan Trench
5.	……………………………	Director	March 15, 2010
Allan Trench

/s/ Henry Herzog
6.	……………………………	Director	March 15, 2010
Henry Herzog

EXHIBIT INDEX

Incorporated by
Reference to:

Exhibit No.	Exhibit

1.1	Subscription Agreement (1)

3.1	Certificate of Incorporation (1)

3.2	Amended Certificate of Incorporation (2)

3.3	Bylaws (1)

3.4	Specimen Stock Certificate (1)

3.5	Amendment to Certificate of Incorporation (6)

10.1	2006 Incentive Option Plan (3)

10.2	Contract for the Sale of Mining Tenements (4)

10.3	Subscription Agreement dated as of December 12, 2007 (6)

10.4	Agreement with Iron Duketon Pty Limited dated November 2, 2007 (7)

10.5	Agreement with Ansett Resources & Industries Pty Ltd. dated November 7, 2007 (7)

10.6	Agreement with King Eagle Resources Pty Limited dated December 7, 2007 (8)

10.7	Form of Subscription Agreement for BMO Offering (9)

10.8	Agency Agreement dated as of June 3, 2008 (9)

10.9	Registration Rights Agreement dated as of June 3, 2008 (9)

10.10	Form of Broker Warrant (9)

10.11	Share Options agreement dated July 14, 2008 with Indian Farmers Fertilizer Cooperative Limited (IFFCO)(10)

10.12	Service Agreement with AXIS Consultants Pty Ltd dated February 25, 2005 (11)

21.1	Subsidiaries of the Registrant (5)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Joseph Isaac Gutnick (5)

31.2	Certification of Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter James Lee (5)

32.1	Certification of Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Joseph Isaac Gutnick (5)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Peter James Lee (5)

Footnotes:

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form SB-2, filed on February 2, 2001, File No. 333-55116, and the amendments thereto.

(2)	Incorporated herein by reference to the Company’s current report on Form 8-K filed on March 21, 2003.

(3)	Incorporated herein by reference to the Appendix to the Company’s Proxy Statement filed on October 19, 2006.

(4)	Incorporated by reference to the Company’s current report on Form 8-K filed on March 10, 2006.

(5)	Filed herewith

(6)	Incorporated herein by reference to the Company’s Form 10-K filed on March 17, 2008

(7)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 28, 2007.

(8)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 28, 2007.

(9)	Incorporated herein by reference to Amendment 1 to the Company’s Registration Statement on Form S-1 filed on August 7, 2008 (SEC File No. 333-152691).

(10)	Incorporated herein by reference to the Company’s current Report on Form 8-K filed on July 16, 2008.

(11)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on March 8, 2005.

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
A Professional Corporation

LEGEND INTERNATIONAL HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Balance Sheet
December 31, 2009

	2009 A$	2008 A$	Convenience Translation 2009 US$
ASSETS

Current Assets:
Cash	72,666,088	119,277,536	64,898,082
Receivables (note 11)	1,148,567	2,843,331	1,025,785
Prepayments	644,033	371,499	575,186
Inventories (note 10)	254,544	92,194	227,333
Trading Securities (note 10)	-	780,946	-
Total Current Assets	74,713,232	123,365,506	66,726,387

Non-Current Assets:
Property and Equipment, net (note 3)	8,473,654	5,320,625	7,567,820
Investment in unconsolidated entities (note 6)	10,409,693	-	9,296,897
Investments (note 10)	2,928,294	-	2,615,260
Deposits (note 5)	2,659,494	793,712	2,375,194
Receivables (note 11)	1,243,172	555,668	1,110,277
Prepayments	622,272	40,194	555,751
Mineral Rights (note 6)	18,290,290	-	16,335,058
Goodwill (note 6)	1,092,950	-	976,114
Total Non-Current Assets	45,719,819	6,710,199	40,832,371

Total Assets	120,433,051	130,075,705	107,558,758

LIABILITIES

Current Liabilities:
Accounts payable and accrued expenses	4,086,609	2,386,575	3,649,750
Lease liability (note 9)	213,550	186,785	190,722
Total Current Liabilities	4,300,159	2,573,360	3,840,472

Non Current Liabilities:
Reclamation and Remediation Provision (note 8)	935,558	206,192	835,547
Lease liability (note 9)	297,914	537,008	266,067
Total Non Current Liabilities	1,233,472	743,200	1,101,614

Total Liabilities	5,533,631	3,316,560	4,942,086

Commitments and Contingencies (Notes 9 and 13)
Stockholders’ Equity
Common stock: US$.001 par value, 300,000,000 shares authorised
226,333,392 and 226,315,392 shares issued and outstanding	275,101	275,076	245,693
Additional Paid-in-Capital	163,765,820	154,661,002	146,259,253
Other Comprehensive Gain (Loss)	(388,529)	38,490	(346,995)
Retained Deficit prior to exploration activities	(839,463)	(839,463)	(749,724)
Retained Deficit during exploration period	(65,262,031)	(27,375,960)	(58,285,520)

Legend Stockholders’ Equity	97,550,898	126,759,145	87,122,707
Non-Controlling Interests (note 6)	17,348,522	-	15,493,965

Total Equity	114,899,420	126,759,145	102,616,672

Total Liabilities and Equity	120,433,051	130,075,705	107,558,758

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

LEGEND INTERNATIONAL HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statement of Cash Flows

	For the years Ended December 31			Convenience Translation	January 5, 2001 (Inception) to December 31,
	2007 A$	2008 A$	2009 A$	2009 A$	2009 A$
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss attributable to Legend stockholders	(8,638,129)	(14,221,560)	(37,886,071)	(33,836,050)	(66,101,494)

Adjustments to reconcile net loss attributable to Legend stockholders to net cash (used) by operating activities:
Foreign exchange	120,378	(5,389,750)	4,661,096	4,162,825	(569,602)
Gain in revaluation of trading securities	-	(70,874)	(113,739)	(101,580)	(184,613)
Shares and Options issued for Stock Based Compensation
- Employees	375,740	5,185,743	4,259,903	3,804,519	10,592,544
- Consultants	383,833	147,588	-	-	531,421
- Exploration agreement	518,000	-	-	-	518,000
- Registration payment arrangements	364,805	900,494	-	-	1,265,299
Exploration expenditure	-	326,526	-	-	326,526
Provision for reclamation and remediation	90,000	116,192	91,722	81,917	297,914
Gain on sale of property, plant & equipment	-	-	(16,761)	(14,969)	(16,761)
Depreciation and amortisation	19,949	202,943	847,006	756,461	1,070,919
Adjustment to fair value on stepped acquisition	-	-	(2,200,620)	(1,965,374)	(2,200,620)
Equity accounting loss	-	-	345,707	308,751	345,707
Interest receivable	-	(49,931)	(81,503)	(72,790)	(131,434)
Accrued interest added to principal	-	-	-	-	37,282
Net Change in:
Receivables	(388,634)	(2,891,735)	881,056	786,871	(2,568,584)
Prepayments and deposits	(136,281)	(964,563)	(2,742,677)	(2,449,485)	(3,948,080)
Inventories	-	(92,194)	(162,350)	(144,995)	(254,544)
Accounts payable and accrued expenses	245,171	1,441,270	1,608,312	1,436,383	3,859,565
Net Cash (Used) In Operating Activities	(7,045,168)	(15,359,851)	(30,508,919)	(27,247,516)	(57,130,555)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of trading securities	-	-	1,272,343	1,136,330	1,272,343
Investment in trading securities	-	(710,072)	(377,658)	(337,286)	(377,658)
Other investments	-	-	(13,082,295)	(11,683,798)	(13,792,367)
Acquisition of subsidiary	-	(326,526)	-	-	(326,526)
Acquisition of subsidiary, net cash acquired	-	-	(9,198,412)	(8,215,102)	(9,198,412)
Purchase of property, equipment and motor vehicles	(142,292)	(4,640,717)	(3,356,338)	(2,997,546)	(8,151,620)
Proceeds from sale of property, equipment and motor vehicles	-	-	110,100	98,330	110,100
Net Cash (Used) In Investing Activities	(142,292)	(5,677,315)	(24,632,260)	(21,999,072)	(30,464,140)

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances payable - affiliates	(1,271,501)	-	-	-	23,847
Repayment of convertible debenture	-	-	-	-	(130,310)
Repayment of shareholder advance	-	-	-	-	(641)
Repayment under finance leases	-	-	(353,944)	(316,107)	(418,941)
Proceeds from convertible debenture payable	-	-	-	-	130,310
Shareholder advance	-	-	-	-	6,621
Proceeds from issuance of stock	25,741,103	123,751,878	2,763	2,467	153,391,479
Proceeds from issuance of stock by controlled entity	-	-	13,542,008-	12,094,368	16,149,291
Cost of share issues	(1,033,749)	(5,964,347)	-	-	(7,255,062)

Net Cash Provided by financing activities	23,435,853	117,787,531	13,190,827	11,780,728	159,482,898

Effect of Exchange Rate changes on Cash	-	5,438,981	(4,661,096)	(4,162,825)	777,885

Net Increase (Decrease) in Cash	16,248,393	102,189,346	(46,611,448)	(41,628,685)	72,666,088

Cash at Beginning of Period	839,797	17,088,190	119,277,536	106,526,767	-

Cash at End of Period	17,088,190	119,277,536	72,666,088	64,898,082	72,666,088

Supplemental Disclosures:
Cash paid for interest	62,196	32,715	63,600	56,801	158,111
Cash paid for income taxes	-	-	-	-	-
Stock and options issued for services	641,361	147,588	-	-	1,595,523
Accrued interest and stockholder advances charged to paid in capital	12,744	-	-	-	12,744
Stock issued for exploration agreement	518,000	-	-	-	518,000
Stock issued for registration payment arrangement	364,805	900,494	-	-	1,265,299
Equipment obtained through a capital lease	24,581	705,841	-	-	730,422
Capital lease obligation for exploration costs	362,462	-	-	-	362,462
Interest in relation to capital lease for exploration costs	42,313	-	-	-	42,313
Fair value of warrants in connection with issuance of capital stock	-	1,330,852	-	-	1,330,852

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

AXIS is a company owned by its public companies (including Legend which holds a 9.09% interest at a cost of A$1 and which is accounted for under the cost method) and any profits generated by AXIS are returned to its shareholders in the form of dividends.

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

In January 2010, two stockholders (being an individual and his private company) commenced an action in Supreme Court, New York County against the Company, Renika Pty Ltd. and Joseph Gutnik on account of the alleged failure of the defendants to issue warrants to the plaintiffs in connection with the purchase of shares of common stock from the Company and from Renika Pty Ltd. in 2006 and 2007.  The complaint alleges three causes of action, and seeks unspecified damages.  The Company, Renika Pty Ltd. and Joseph Gutnick vehemently deny the allegation. The defendants have moved to dismiss the complaint as a matter of law.  The Company, Renika Pty Ltd. and Joseph Gutnick is vigorously defending such claim.

The Company has received a claim for compensation in consideration of introducing the Company to a third party. The Company’s attorneys responded denying any agreement or understanding. The Company does not believe the claim has any merit and will defend the claim vigorously if necessary.

14.	SUBSEQUENT EVENTS

The Company has evaluated events and transactions after the balance sheet date and through the date the consolidated financial statements were issued and believes that all relevant disclosures have been included herein and there are no other which require recognition or disclosure in the accompanying consolidated financial statements.

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