Form 10-K
period 2010-12-31
LEGEND INTERNATIONAL HOLDINGS INC
filed 2011-03-15
CIK 1132143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: December 31, 2010
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

Title of each class
Common Stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes	x	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes	x	No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	x	Yes		No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for any such shorter period that the registrant was required to submit and post such file).*The registrant has not yet been phased into the interactive data requirements.

		Yes		No

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

Large accelerated filer	Accelerated filer		x
Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	x	No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant’s common stock, (“Common Stock”) held by non-affiliates of the Company was US$134,064,506 as at June 30, 2010.

There were 226,399,674 outstanding shares of Common Stock as of March 15, 2011.

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

Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make.  Risks, uncertainties and inaccurate assumptions could cause actual results to differ materially from historical results or those currently anticipated.  Consequently, no forward-looking statement can be guaranteed.  The potential risks and uncertainties that could affect forward looking statements include, but are not limited to:

▪	the risks of mineral exploration stage projects,
▪	political risks in foreign countries,
▪	risks associated with environmental and other regulatory matters,
▪	exploration risks and competitors,
▪	the volatility of phosphate, diamond and other mineral prices,
▪	estimates of proven and probable reserves are subject to considerable uncertainty,
▪	movements in foreign exchange rates,
▪	increased competition, governmental regulation,
▪	performance of information systems,
▪	ability of the Company to hire, train and retain qualified employees,
▪	the availability of sufficient, transportation, power and water resources, and
▪	our ability to enter into key exploration and supply agreements and the performance of contract counterparties.

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

GENERAL

The terms “Legend,” “Company,” “we,” “our,” and “us” refer to Legend International Holdings, Inc. unless the context suggests otherwise.

Legend has been an exploration stage company since August 2006. During February 2011, the Company announced its maiden mineral reserve for its 100% owned Paradise South phosphate project in accordance with SEC Industry Guide 7. As a result of establishing mineral reserve estimates, Legend will be entering into the development stage for this project as it engages in the process of preparing the mineral deposit for extraction, while it continues with its other various exploration activities.

We have an additional objective to exploit our interest in certain exploration tenements which are in Queensland and the Northern Territory of Australia.  Our exploration target is for base metals and diamonds and we are seeking to determine whether they are present in commercially economic quantities on our tenements to develop an operating mine.

Currency

We use the Australian dollar as our reporting currency, since we are headquartered in Australia and our administrative expenses are incurred in Australian dollars. References to dollars are to Australian dollars (A$) unless otherwise indicated as being United States dollars (US$). For the convenience of the reader, the Australian Dollar figures for the year ended December 31, 2010 have been translated into United States Dollars (“US$”) using the rate of exchange at December 31, 2010 of A$1.00=US$1.0163.

History

Legend was incorporated in the State of Delaware on January 5, 2001 under the name Sundew International, Inc. On March 13, 2003, Legend filed for an Amendment to its Certificate of Incorporation pursuant to which the name of Sundew International, Inc. was changed to "Legend International Holdings, Inc."

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

During the 2009 year, the Company took a private placement of shares in Northern Capital Resources Corp. (“NCRC”). During the 2010 year, the Company took additional private placements in NCRC to increase its holding to 31.46% at December 31, 2010.

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

DESCRIPTION OF BUSINESS

Business

Legend is primarily focused on the development of mining, beneficiation and processing of its 100% owned phosphate mineral reserves near Mount Isa in northwest Queensland, Australia. Legend has a phased implementation plan to become a  leading supplier of the high analysis phosphate fertilizers DAP (Diammonium Phosphate) and MAP (Monoammonium Phosphate) and the valuable by-product Aluminum Fluoride (AlF3).

Legend has been an exploration stage company since August 2006. During February 2011, the Company announced its maiden mineral reserve for its 100% owned Paradise South phosphate project in accordance with SEC Industry Guide 7. As a result of establishing mineral reserve estimates, Legend will be entering into the development stage for this project as it engages in the process of preparing the mineral deposit for extraction, while it continues with its other various exploration activities.

The following chart sets forth the Company’s corporate organization as of December 31, 2010:

Legend’s flagship project is the Paradise South phosphate project in which phosphate mineral reserves have recently been estimated. The Paradise South phosphate project has also been the subject of a detailed feasibility study in 2010 which showed that the project is technically and economically feasible. The phosphate interests are managed by Legend through a dedicated development team.

Legend, in accordance with its initial strategy of exploration for various mineral commodities across northern Australia (with a focus on diamond exploration) also controls and maintains landholdings in the Northern Territory of Australia. These interests are managed by Legend through a dedicated exploration team.

Legend owns a controlling interest in North Australian Diamonds Ltd (NADL) which controls the Merlin Diamond Mine in the Northern Territory, Australia and includes NADL’s 31% interest in Top End Uranium Ltd. The Company also has an investment in Northern Capital Resources Corporation which controls gold and zinc assets in Nova Scotia, Canada. These are outlined in further detail below.

PARADISE SOUTH PHOSPHATE PROJECT

During 2010 Legend completed a feasibility study for the Paradise South project and also developed mineral reserve estimates as reported below.

Phosphate Mineral Reserves

In development of the mineral reserve estimate Legend aimed to define reserves for a minimum 30 year mine life to support the base case scenario of producing 600,000 tonnes per year of Diammonium Phosphate (DAP) and Monoammonium Phosphate (MAP) high analysis phosphate fertilizers, for 30 years as covered by Legend’s feasibility study which is further discussed below. The resulting mineral reserve estimate was above expectations with the following highlights:

➢	Proven and probable phosphate rock reserves that will support 59 years of operation for the production of 600,000 tonnes of DAP per year or 29 years at a doubled rate of production.

➢	‘As-mined’ proven and probable ore reserves of phosphorite of 196.2 million tonnes at 14.6% P2O5.

➢	Proven and probable mineral reserves of recoverable, commercially useable and internationally marketable phosphate rock concentrate of 55.5 million tonnes at 33% P2O5 (72 BPL).

The reserve area targeted by recent drilling within the Paradise South Mining Lease Application (MLA90197 – see Figure 1) equates to only approximately 70% of the area that contains historically defined mineralized material within this lease and only approximately 50% of the area that contains historically defined mineralized material within Legend’s exploration licence EPM16942 (see Figure 2). The current reserve estimates correlate well to historical (1970’s) estimates. This supports potential further increases in reserve tonnage upon successful future drilling results within areas that have not recently been tested with modern drilling techniques but have reported phosphate intersections in historical drilling information.

Paradise South is one of seven phosphate rock deposits being explored or developed by Legend and is the first to have a current mineral reserve estimate reported. All seven deposits however have historically reported mineralized material of significant tonnage.

The reserve estimate is presented below in Table 1 as both “as-mined” ore reserves of phosphorite which will provide feed for the beneficiation plant to be located at Paradise South, and the recoverable commercially useable or marketable phosphate rock concentrate or “product” mineral reserves achievable from the ore reserves. The ore reserves and mineral reserves cannot be aggregated as the mineral reserves represent the recoverable product derived from the ore reserves after beneficiation of the phosphorite. Reserve classifications are as defined in the U.S Securities and Exchange Commission’s Industry Guide No. 7 (see Glossary of Terms).

The “as-mined” proven ore reserves of the Paradise South phosphorite deposit are currently estimated at 98.0 million tonnes of phosphorite at 15.3% P2O5.  The Paradise South phosphorite deposit contains additional probable ore reserves estimated at 98.1 million tonnes of phosphorite at 13.9% P2O5. The total proven and probable ore reserves are estimated at 196.1 million tonnes of phosphorite at 14.6% P2O5. These reserves are based on a block model, typical of industry standards, developed from 180 drill holes using reverse circulation drilling technology and 32 cored diamond drill holes.

The recoverable, proven mineral reserves of the Paradise South phosphorite deposit are currently estimated at 28.9 million tonnes of phosphate rock concentrate at 33.1% P2O5 (72.4 BPL). The Paradise South phosphorite deposit contains additional probable mineral reserves estimated at 26.6 million tonnes of phosphate rock concentrates at 32.9% P2O5 (71.8 BPL). The total proven and probable mineral reserves are estimated at 55.5 million tonnes of phosphate rock concentrates at 33.0% P2O5 (72.1 BPL). These reserves are based on a block model, typical of industry standards, developed from 180 drill holes using reverse circulation drilling technology, 32 cored diamond drill holes and a beneficiation process developed specifically for Legend’s phosphorite ore types.

The production scenario of producing 600,000 tonnes per year of DAP fertilizer requires approximately 0.95 million tonnes per annum of phosphate rock concentrate at 33.0% P2O5 to feed Legend’s proposed Mt Isa Fertilizer Complex. The above proven and probable phosphate rock concentrate reserves of 55.5 million tonnes therefore provide a total project life estimated at 59 years. This mine life calculation is based on recovering 93% of the P2O5 from the rock concentrate during the acidulation process and 95% of the P2O5 during the DAP/MAP granulation process. It is also based on producing only DAP containing 46% P2O5. A doubled production scenario would provide an estimated total project mine life of 29 years. Producing both MAP and DAP at a 2:1 production ratio at 600,000 tonnes per year would reduce the total mine life to 54 years due to the higher P2O5 content of MAP (52% P2O5).

Proven reserves are based on an area of influence for each drill hole not to exceed 20 acres (8 hectares). Probable reserves are based on an area of influence for each drill hole not to exceed 40 acres (16 hectares).

It is reasonable to expect that additional fill-in drilling to reduce the drill hole area of influence will result in the reclassification of probable reserves into the proven category.  Legend may endeavor to expand the Paradise South proven and probable reserves in future drilling seasons.

Figure 1 - Location and access to Paradise South.

MOUNT GORDON MINE
ML90191
Quarry Camp
ML90190
EPM16942
Paradise South
MOUNT GORDON MINE
Paradise South
Mine Lease Application
ML90197
LADY ANNIE MINE
Lake Julius
Lake Moondarra
MT ISA
DARWIN
TOWNSVILLE
MT ISA
ALICE SPRINGS
BRISBANE
PERTH
SYDNEY
ADELAIDE
CANBERRA
MELBOURNE
HOBART
Legend
Access Roads
Powerlines
Watercourses
Lakes
Major Town
Unpaved roads
Paved roads
Mining Leases
Application
Granted
Paradise Exploration Tenements
Application
Granted
D-Tree Exploration Tenements
Application
Granted
KER JV Exploration Tenements
Granted
N
GDA94
1:500,000
0 2 4 8 12 16
Miles
LEGEND
Legend Phosphate Projects
NW Queensland, Australia

Figure 2 – Paradise South Reserve Blocks

Historic Pilot
Plant Location

Legend

- Diamond Drill Collars
- RC Drill Collars
- Historic Shafts
- Historic Costeans
- Proven Reserve Area
- Probable Reserve Area
- Historically defined mineralized material on EPM16942
- Mine Lease Application ML90197
- Exploration Lease EPM16942
- Watercourse lines
- Sealed Roads
- Unsealed Roads

N

GDA94

1:40,000

0 0.2 0.4 0.8 1.2 1.6

Miles

LEGEND

Paradise South Phosphate Project Current Reserve Estimate and Historically Defined Mineralized Material

Table 1.  Ore & Mineral Reserves for the Paradise South Phosphate Rock Deposit.

(1) (2) ORE RESERVES - "As-Mined” Phosphorite (Pre Processing)
	Tonnes (Millions)	%P2O5	Average BPL	%Fe2O3	%Al2O3	%MgO	%CaO
Proven	98.0	15.3	33.4	6.5	2.6	0.4	21.3
Probable	98.1	13.9	30.4	6.1	2.4	0.4	19.3
Total	196.1	14.6	31.9	6.3	2.5	0.4	20.3

	Acres	Hectares	(3)Overburden	(3)Ore	(3)Interburden
Proven	1,277	517	10.1	10.5	2.3
Probable	1,315	532	13.4	10.2	3.2
Total	2,592	1,049	11.8	10.4	2.8

(4) (2) MINERAL RESERVES - Recoverable Phosphate Rock Concentrate (Post Processing)
	Tonnes (Millions)	%P2O5	Average BPL	%Fe2O3	%Al2O3	%MgO	%CaO
Proven	28.9	33.1	72.4	(5)3.0	0.8	0.2	47.0
Probable	26.6	32.9	71.9	(5)2.9	0.8	0.2	46.6
Total	55.5	33.0	72.1	(5)2.9	0.8	0.2	46.8

(1)
Ore reserves are defined here as the phosphorite ore material for the beneficiation plant. It is “as-mined” material and is before screening and processing in the proposed flotation beneficiation plant to be located at Paradise South. All ore reserves are in areas that are fully accessible for mining; free of surface or subsurface encumbrance, legal setbacks, environmental reserves and other legal restrictions that preclude permittable access for mining; believed by us to be permittable within a reasonable timeframe; and meet specified minimum physical, economic and chemical criteria related to current mining and production practices of the industry.

(2)
Proven and Probable Reserves have been estimated by Henry J. Lamb (a member of the American Institute of Professional Geologists and Licensed Professional Geologist Registered in the states of Florida and North Carolina), who has more than 30 years experience in the exploration, development, valuation and operation of phosphorite deposits throughout the world including the United States, Peru, Egypt, Iraq, Uganda, Australia, Jordan, and Kazakhstan.  Mr. Lamb is an independent consultant contracted to Legend.  During this project, Mr. Lamb had opportunities to observe portions of the drilling and sampling activity, reviewed analytical and metallurgical laboratory procedures, reviewed the geologic database, converted the phosphorite ore information to phosphate rock concentrate (product); reviewed the operating cost model, and independently estimated the proven and probable reserves based on phosphate industry accepted procedures and standards. In preparing this proven and probable phosphate rock concentrate reserve estimate, Mr. Lamb relied upon his independent examination of geologic, metallurgical, and cost estimate data provided by Legend.  Throughout the exploration and development program, Mr. Lamb has been an independent Technical Advisor to the Legend staff and project management regarding the exploration and development of the Paradise South Phosphorite Deposit.

(3)	Overburden, ore and interburden are reported here as average thicknesses in vertical metres.

(4)
Mineral reserves are defined here as the recoverable rock concentrate post screening and processing of the ore through the proposed flotation beneficiation plant to be located at Paradise South. This material is therefore a subset of the ore reserves and cannot be aggregated with the ore reserves. These reserves are in areas that are fully accessible for mining; free of surface or subsurface encumbrance, legal setbacks, environmental reserves and other legal restrictions that preclude permittable access for mining; believed by us to be permittable within a reasonable timeframe; and meet specified minimum physical, economic and chemical criteria related to current mining and production practices of the industry.

(5)
Please see comments below in the section on Metallurgy titled “Investigative studies on the Fe2O3 content” which details testwork that shows less than 50% of the iron contained in the rock concentrate leaches into the phosphoric acid due to the iron species being less amenable to acidulation than other known iron species.

Commodity Pricing

Legend currently intends to use its Paradise South phosphate rock concentrate mineral reserves in its own Mt Isa Fertilizer Complex proposed for construction at the development site in Mt Isa, Queensland, Australia, to produce the high analysis phosphate fertilizers MAP and DAP. Profit will be attributable to the Fertilizer Complex rather than the phosphate rock mine. Legend has therefore optimized the Paradise South reserve estimates with the aim of achieving average mining and processing costs across the life of mine to be consistent with similar new phosphate developments around the world, and within an acceptable range of costs estimated in Legend’s 2010 feasibility study to achieve similar profit margins as estimated in the study.

The feasibility study assumed a long term average DAP selling price equivalent to US$445 per tonne sold FOB Tampa (US$531 FOB Townsville) which reported cash margins of US$210 per tonne of DAP produced. The DAP price FOB Tampa used is within 2% of CRU Group’s(1) long term 10 year average forecast from 2010 to 2019. It is worth noting that current spot prices for DAP are over US$620(2) per tonne FOB Tampa (approx. $706 FOB Townsville) as of 3 March 2011. The 3 year historical average (2008-2010) for DAP FOB Tampa is US$597 per tonne (3) (approx.US$683 FOB Townsville). All Australian dollar costs were converted to USD at a rate of 1.00 AUD = 0.85 USD.

(1)	CRU Group are commodity research analysts who currently publish fertilizer prices in the weekly, industry recognized, publication FERTILIZER WEEK.
(2)	Sourced from recognized fertilizer industry weekly price publications.
(3)	Data provided by CRU Group.

Location and Access

The Paradise South Phosphate deposit is located approximately 130 kilometers to the North West of Mt Isa in north-western Queensland. Access from Mt Isa is via the main Barkly Highway, which connects Mt Isa to Tennant Creek in the Northern Territory, for 67km, then via the McNamara Highway, which is a well maintained haul road used by the Lady Annie Copper Mine, for about 50km, then via farm access roads for a further 10 kilometers (see Figure 1). The farm access roads have been maintained by Legend sub-contractors for the duration of drilling and exploration activities.

Paradise South is part of the EPM16942 lease, which is one of 12 exploration tenements covering 7 phosphate deposits granted to Legend or its joint venture partner King Eagle Resources Ltd, located in Queensland, Australia.

Mining Tenure

Legend currently has a Mining Lease Application (MLA) being processed by the Queensland Government for MLA 90197, Paradise South (See Figure 1) and a granted exploration permit EPM16942 which encompasses the entire mineral reserve as reported above. The MLA process involves approval through the Environmental Protection (EP) Act, Native Title Act (NTA) and Mineral Resources Act (MRA). The flow chart below (Figure 3) describes the interrelated approval process in accordance with these Acts.

Due to the scale of the proposed Paradise South production, Legend has voluntarily submitted an application to undertake an Environmental Impact Statement (EIS) under the EP Act for the Paradise South mine lease (MLA 90197), beneficiation plant and associated infrastructure. Legend agreed to the Terms of Reference (TOR) for the EIS with the Queensland Government’s Department of Environment & Resource Management (DERM) on June 30, 2010, and these were advertised in a public notice on July 3, 2010. Post wet-season environmental surveys were undertaken in 2010 and all data required for the environmental studies of the EIS is now available. Legend was granted a ‘Right to Negotiate’ under the NTA for the Paradise South mine lease as advertised in a public notice on May 5, 2010. Legend continues to negotiate access and compensation agreements as required by the NTA and MRA for the Paradise South mine lease with the local indigenous group, pastoralists and mining companies – some of which are parties who have already provided consent in respect of the Paradise North mine lease application (MLA90191).

Legend has reasonable expectations that MLA90197 for Paradise South will be granted within approximately 12 months although exact timeframes will not be known until closer to the time of grant. This is well within the current projected timelines for the project development which is currently forecasting mining production to begin in 2017 at this location. Legend has already successfully been granted a Mining Lease (ML90190) over a portion of the D-Tree deposit which demonstrates Legends ability to work within the Queensland Government’s procedures to successfully secure mining tenure. Legend has also submitted a Mining Lease Application for Paradise North (MLA90191) which is anticipated to be granted within the next few months and is the proposed location of initial mining for the project beginning in 2013. Reserves for Paradise North are currently being estimated and will be reported later this year.

Figure 3 – Mining Lease Application Procedures

Project History

The Paradise South Mineral Reserve estimate forms part of the historical phosphate deposit known as Lady Annie which was discovered in 1967 by Broken Hill South Ltd (BH South). BH South reported historical tonnages of mineralized material in 1972 using 54,499 meters of rotary percussion drilling, 33 shafts and 10 deep trenches which provided feed to a pilot plant which was constructed on site and operated for 1 year in 1973 processing 64,000 tonnes of material. The phosphate rock concentrate produced from the pilot plant achieved grades between 32% P2O5 and 36% P2O5 and was used to produce DAP and MAP in full scale plant testing by international fertilizer manufacturers (Rogers, J.K. and Keevers, R.E., 1976).

Feasibility studies were carried out by BH South with a view to the development of the Lady Annie deposit and included investigation of mining and beneficiation, transportation, port location, power and water supply and townships. Results of these studies were positive however subsequent market events caused development to be postponed.

In 1980 Western Mining Corporation (WMC) and Conzinc Rio Tinto of Australia (CRA) made a successful bid for BH South and in 1990 acquired all the remaining shares in Queensland Phosphates Ltd which was the company holding the phosphate assets in Queensland.

In 2005 WMC was taken over by BHP Billiton Ltd who then sold its Queensland Phosphate assets to Incitec Pivot Ltd in 2006. Legend successfully applied for and was granted the exploration permit in 2007.

Legend commenced drilling at Paradise South in 2009, operated a pilot beneficiation plant in late 2009 and completed a feasibility study in 2010 which has culminated in this initial reserve estimate to support the project defined in the 2010 feasibility study.

Geology

Regional Geology

The majority of Australia’s sedimentary phosphorite (phosphate rock ore) reserves lie within early Middle Cambrian successions of the Georgina Basin in northwest Queensland and northeast Northern Territory (see Figure 4). Some eighteen named, discrete phosphorite deposits occur within the lower Middle Cambrian Beetle Creek Formation, or its stratigraphic equivalent the Border Waterhole Formation, that are basal in the stratigraphy of the Georgina Basin.

The Georgina Basin is a broad intracratonic basin covering some 325,000 km2 of western Queensland and east-central Northern Territory (Shergold and Druce, 1980). The basin is bound by Proterozoic basement of the Mount Isa Block and South Nicholson Basin to the east and north; and by the Tennant Creek Block and the Arunta Complex to the west and south.

Sediments within the Georgina Basin consist mainly of Cambrian to Middle Ordovician marine sedimentary rocks. The Cambrian and Early Ordovician sediments are dominated by marine carbonate rocks with minor sandstone and siltstone, while the Middle Ordovician rocks are comprised primarily of siltstone and sandstone. Silurian to Devonian freshwater sandstone and Permian boulder beds overlie the early Palaeozoic Georgina Basin succession and are thought to represent younger successions laid down in later basins. Throughout the basin, sediments have been deformed by minor to moderate folding and faulting, with moderate to strong folding, faulting and overthrusting along the southern margin.

Figure 4 - Location of major phosphorite deposits of the Georgina Basin, northwest Queensland (after Rogers and Keevers, 1976).

Local Geology

Due to considerable exploration efforts in the 1960’s and 70’s the local geology of the Paradise South area has been well-described in several publications, namely Rogers and Keevers (1976), Thomson and Russell (1971) and Thomson and Rogers (1974). The results of the current drilling program concur with the findings of the historic drilling results and geological interpretation. The geology description herein is derived from both historic and recent observation and results.

The Paradise South phosphorite deposit, discovered in the late 1960’s and formerly known as the Lady Annie phosphorite deposit, is located in an outlier of the Georgina Basin, separated from the D-Tree deposit to the west by outcropping Precambrian sediments (Figure 4).  It is confined to an area of low relief, approximately 25 km long and 5 km wide, trending north-south between ridges and hills of Precambrian shales, quartzites, siltstones and dolomite.  The sedimentary phosphate rock was deposited in an embayment of the inland sea that covered the Georgina Basin during the early Middle Cambrian.

Stratigraphy of the embayment hosting the Paradise South phosphorite is comprised of sediments of Cambrian and Mesozoic age, with some thin overlying Tertiary and Recent deposits.  The phosphatic unit that comprises the reserves defined herein is the Beetle Creek Formation.  The most prominent units of the Paradise South project area are as follows:

●	Tertiary laterite and silcrete up to 5m thick.

●
Mesozoic quartz sandstones, micaceous mudstone and coarse conglomerate beds.  These sediments are mostly confined to the western boundary of the Paradise South project area, adjacent to the Western Fault and can be up to 40m thick.

●
The Inca Formation of Middle Cambrian age consists of well-laminated fissile shale with some interbeds of siltstone and minor chert.  This unit has a recorded maximum thickness of 24m in the project area.

●
The Beetle Creek Formation of Lower Middle Cambrian age consists of beds of phosphorite, siltstone, shale and chert.  Phosphorite lithologies include friable pelletal phosphorite and soft clayey phosphatic mudstone.  This unit attains a maximum thickness of 46.5m in the Paradise South project area.

●
The Thorntonia Limestone underlies the Beetle Creek Formation on the eastern margin of the Paradise South project area.  In contrast to the Beetle Creek Formation this unit is characterized by dolomitic limestone containing abundant chert nodules.  The thickness of this unit is highly variable and reaches a maximum of 16m.

●	The Mt Hendry Formation forms the basal unit of the Cambrian stratigraphy and is typically a 2m thick conglomerate with lesser sandstone.

 Drilling, Sampling and Metallurgical Testing

Legend has completed 180 reverse circulation (RC) drill holes within the MLA area of the Paradise South Phosphorite Deposit and an additional 32 core diamond drill holes have been completed with 23 of those diamond drill holes being twins to the reverse circulation drill holes.

The cored diamond drill holes were 83mm in diameter and intersected the full thickness of the phosphate rock horizon. Diamond core samples were generally collected in 1.5m core runs, except where ground conditions dictated shorter run lengths.  To ensure diamond core sample integrity was maintained, each run of diamond drill core was transferred from the inner tube to a PVC split placed inside the core tray to hold the core in place.  This was particularly effective in maintaining the sample integrity of highly oxidised, friable core samples.

The RC drill holes were 120mm in diameter and extended to variable depths each of which was sufficient to intersect the anticipated and full thickness of the phosphate rock bearing horizon.  RC sampling was conducted using a commercially available rig-mounted static cone splitter. The sampling procedures were developed by the Legend Geology team and required several steps:

●	The RC samples were composites, collected for each 1 metre interval.

●	A cone splitter was used to collect a 1 to 3 kilogram subsample for ore interval assaying. A second field duplicate was collected at the same time for future reference.

●	All sample reject through the cone splitter was collected, labelled and stored in a temporary storage area at Paradise South and are available for future testing.

●	A combined sample weight was measured using on site scales and logged into the database.

●
Each sample was tested in the field using the modified Shapiro test for estimating phosphate content. A sample returning a positive field test result was submitted to the analytical laboratory for final analysis.

●	For each hole two field duplicates were submitted for analytical testing.

●
A set of matrix matched reference standards were inserted into the lab submission for QA/QC purposes. Standards were submitted to the lab at a rate of 1 in 25 samples. A coarse blank sample was also inserted for submission at a rate of 1 in 25 samples.

Drill Sample Recovery

All drill samples were weighed in the field using calibrated digital scales accurate to the gram. Each sample was weighed, including the original sample, the duplicate and the reject sample. The data was recorded on site and monitored by the field geologist to ensure no unacceptable fluctuations in sample recovery occurred while drilling.

Recorded sample weights were compared to expected sample weights, as derived by calculating the volume of the cylindrical sample. The expected weight of the sample was then calculated using the average bulk density value for the sediment type. The direct comparison of recorded sample weights against expected sample weights highlights whether any potential sample bias has occurred as a result of the drilling or sample collection technique.

All diamond drilling had core recoveries measured and calculated while at the rig. Generally all recoveries for diamond drilling were greater than 85%, but where less than 85% recovery occurred, the main issue noted by the driller’s were cavities that occur in the Beetle Creek Formation. These were identified as drilled, and logged.

Drill Sample Logging

The logging of all RC chips and Diamond core from the deposit was carried out by qualified geologists who provided daily supervision of the rigs for the duration of the program. Logging of chips and core was done in a qualitative manner directly into a field notebook computer and data was entered into the database several times a week. The level of detail obtained from the chips/core during the logging process has been deemed sufficient to support the mineral reserve estimation process and metallurgical studies that have been carried out. Whilst in the field, geologists were significantly assisted with regards to assessing P2O5 content of chips/core by using the modified Shapiro test, a chemical visual colorimetric test that was developed in the 1960’s. This allowed a quantitative estimate of phosphate content to be obtained at the time of drilling and that data was subsequently used as a tool to select intervals for assay. Once assays were returned, these definitive results were combined with the geological logs in order to create a model for reserve estimation.

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

At all stages through the sampling process a duplicate system was used. The duplicates used and reported at all stages were:

●	Field duplicate – taken on the drill rig to test sampling technique.

●	Lab Splits – samples taken at the sample preparation stage to ensure prep techniques are suitable.

●	Lab repeats – a repeat assay analysis of the final pulp.

All of these duplicates are analysed and reported internally as monthly QA/QC statistics for the deposit.

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

XRF methodology

The samples were dried at 105°C, pulverised and an aliquot taken for XRF analysis. The pulp was fused using a Lithium-Borate flux mixture with a Sodium-Nitrate oxidant. The fusion disks were analysed using wavelength dispersive X-ray fluorescence spectrometry for the following suite of elements and reported according to their total ‘oxide’ form as follows:

●	P2O5, Fe2O3, Al2O3, MgO, SiO2, CaO and LOI

ICP acid digest methodology

The samples are dried at 105°C, pulverised and an aliquot taken for acid digest in two parts nitric acid, two parts water and 1 part hydrochloric acid. The acid digest method conforms to one of the internationally accepted analytical methods of the Association of Fertilizer and Phosphate Chemists (AFPC). The specific method is ICP Method 3D-2. The acid digest is then analysed using the multi-element inductively coupled plasma atomic emission spectrometer (ICP-AES). The standard assay suite for the ICP analytical technique is:

●	P2O5, Al2O3, Fe2O3, MgO, CaO

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

The material used for these standards was sourced from the Paradise South deposit from several different locations to simulate the different ore types recognised throughout the Georgina Basin. During manufacture two pigeon pair samples of close range were produced. These standards were submitted during drilling. These standards were used as their mean grades (and their ranges) are close together, thus making it harder for a lab to identify which one is being used.

These standards are pre-prepared so require no milling at the lab, therefore they are only used to test the pure analytical technique and not sample preparation. Each standard is individually wrapped and submitted unmarked; therefore the laboratory will not know which standard is being submitted.

Lab Repeats

During analysis each laboratory was required to repeat the analysis on approximately 1 in 25 samples. This is to test the analytical technique at the data capture stage.  Once assay analysis was complete all sample rejects and sample pulps were returned to Legend for storage in a secure facility in Mt Isa.

Metallurgy

Beneficiation Process Testing

For the metallurgical test work conducted on the Paradise South phosphorite in 2010, 39 samples were composited from the phosphorite horizon/s from 22 diamond holes and 4 RC holes.  Legend processed 32 out of the 39 composited Paradise South drill core and reverse circulation samples through their beneficiation flow sheet to model the relationships between ore and concentrate analyses for P2O5 (See Table 2 below) and the main impurity species Fe2O3, Al2O3, MgO and CaO. Each selected metallurgical diamond and RC drill core was individually dry tumbled and screened at 25mm to remove silica in the +25mm fraction.  The -25mm fractions were wet milled to a minimum P80 150 microns and then filtered to at least 75% solids.  This slurry was then systematically conditioned with flotation reagents including a collector and an iron depressant at 75% solids before being diluted to approximately 20% solids with water and transferred to the pilot scale flotation cell.  Rougher, scavenger and cleaner flotation was completed on each sample, followed by filtering, drying, and weighing of the products.  Each product was assayed for P2O5, Fe2O3, Al2O3 and CaO by ICP and MgO and SiO2 by XRF.

The results of this work allowed Legend to calculate the mineral reserve tonnes in terms of phosphate rock concentrate product.  These samples provided a full range of phosphorite samples and variations of the primary chemical components (P2O5, Fe2O3, Al2O3, MgO and CaO) in the ore and the resulting primary chemical components after the initial crushing and sizing, in the flotation feed, and in the phosphate rock concentrate.  From these metallurgical tests it was possible to develop high-quality, strongly correlated regression formulas to convert the ore assays to reliable estimates of the concentrate chemistry and the amount of recoverable product.

Table 2 – Reserve Beneficiation Sample Tests – Original Ore Sample and After Beneficiation Concentrate Grades

Sample	Drill Hole	Original Sample Mass (kg)	Original Sample Grade (% P2O5)	Original Sample Grade (% Fe2O3)	Original Sample Grade (% Al2O3)	Original Sample Grade (% CaO)	Original Sample Grade (% MgO)	Conc Sample Mass (kg)	Conc Sample Grade (% P2O5)	Conc Sample Grade (% Fe2O3)	Conc Sample Grade (% Al2O3)	Con Sample Grade (% CaO)	Concentrate Sample Grade (% MgO)
JC1	PSRC0156	53.37	7.79	3.65	2.99	22.84	8.14	7.66	19.4	1.57	0.54	39.8	8.97
JC2	PSRC0157	59.44	16.75	8.47	5.65	24.22	0.76	12.41	34.4	2.48	0.86	50.1	0.54
JC3	PSRC0148	57.73	19.74	6.99	5.45	27.94	0.95	12.39	36.4	2.19	0.86	50.2	0.46
JC4	PSDD0001	76.38	20.89	7.27	5.72	30.10	0.46	17.55	33.3	2.27	1.34	48.1	0.26
JC5a	PSDD0002	28.96	22.91	5.01	3.57	32.04	0.22	11.11	36.7	2.13	0.66	50.7	0.08
JC5b	PSDD0002	41.34	12.11	20.89	3.86	16.56	0.28	10.12	9.08	46.5	1.27	11.5	0.28
JC6a	PSDD0003	43.99	16.01	4.83	2.93	23.06	0.91	8.08	33.4	1.61	0.7	49	1.62
JC6b	PSDD0003	31.25	4.77	0.96	1.43	29.75	14.97	13.93	4.98	0.62	0.27	33.5	17.3
JC7	PSDD0007	76.23	16.83	5.45	6.28	24.04	1.03	18.73	33	3.33	1.14	47.5	1.18
JC8	PSDD0008	38.13	14.77	4.97	6.66	21.34	0.71	7.03	34.9	1.96	0.82	49.5	1.17
JC9a	PSD0009	28.15	21.68	4.49	3.01	30.42	0.34	5.28	34.8	1.93	0.69	49.6	0.28
JC9b	PSD0009	31.84	8.92	6.60	8.72	12.70	0.61	9.66	27.5	7.3	1.49	39.5	0.34
JC10	PSD0010	46.7	6.92	7.32	20.26	1.23	41.24	3.34	30.4	1.98	1.01	47.8	1.17
JC11a	PSD0014	46.93	7.61	2.13	5.35	9.94	0.23	5.28	29.3	4.16	1.89	40.6	0.28
JC11b	PSD0014	23.94	10.42	15.07	5.83	14.22	0.33	5.82	29.3	9.6	2.04	40.7	0.21
JC12	PSD0015	23.69	14.62	7.52	3.67	20.85	0.53	11.79	30.1	3.69	1.43	43.8	0.44
JC13	PSD0016	30.63	9.77	2.99	6.94	13.89	0.55	3.61	34.3	2.05	0.94	49.4	0.59
JC14	PSDD0017	30.8	9.13	7.56	4.08	14.05	1.22	3.04	30.4	2.38	0.91	45.4	1.06
JC15	PSDD0021	19.65	15	7.52	3.97	20.42	0.26	3.66	27.9	8.17	2.08	38.1	0.24
JC16a	PSRC0141	62.76	17.15	16.76	3.30	23.82	0.25	9.84	34.1	5.87	1.11	46.8	0.15
JC16b	PSRC0141	54.5	17.06	16.79	3.27	23.69	0.25	28.21	33.2	6.99	1.34	45.9	0.18
JC17	PSRC0141	34.7	5.66	0.87	4.61	7.53	0.16	2.55	34.7	1.17	2.23	46.6	0.19
JC18	PSRC0151	67.9	16.26	5.44	6.31	24.33	1.69	12.81	31.6	3.62	0.9	46.7	2.24
JC19	PSRC0151	42.1	12.21	12.25	5.47	18.36	1.71	3.7	32.9	4.11	1.02	46.2	1.5
JC20	PSDD0025	59.14	18.01	13.53	3.22	25.04	0.38	16.9	32.4	8.07	0.75	46.1	0.22
JC21	PSDD0022	59.11	27.06	3.36	2.70	38.04	0.26	15.59	36	2.06	0.7	51	0.15
JC22a	PSDD0024	69.8	30.69	3.03	1.51	41.96	0.08	15.15	37.2	2.22	0.77	50.8	0.06
JC22b	PSDD0024	37.79	10.27	5.88	4.32	14.43	0.39	3.89	33	3.99	0.98	45.3	0.15
JC23a	PSDD0042	35.17	15.76	2.57	5.00	21.77	0.37	8.39	33.9	1.79	1.08	47.1	0.23
JC23b	PSDD0042	33.8	14.34	6.72	4.01	20.16	0.43	7.98	33.2	4.02	0.67	45.6	0.2
JC24a	PSDD0144	41.4	14.18	10.85	5.06	20.96	1.32	8.34	31.3	3.95	0.77	46.4	1.52
JC24b	PSDD0144	56.1	8.85	6.84	4.98	14.00	1.85	3.88	28.6	2.79	0.89	43.6	2.64

Investigative Studies of the Fe2O3 Content

Many phosphorite deposits in the Georgina Basin have a higher than normal Fe2O3 content when compared to the typical world phosphorite deposits.  This results in a higher than normal MER (Minor Element Ratio) defined as the metallic contents of Fe2O3 + Al2O3 + MgO divided by the P2O5.  In the case of the Paradise South Deposit, the MER ratio for the phosphate rock concentrates is 0.12 compared to the more common ratio of 0.10.

Legend commissioned definitive chemical and mineralogical studies to define the behavior of the Fe2O3 in the Paradise South phosphate rock concentrates.  Phosphoric acid testing at an independent laboratory (Crescent Technologies in New Orleans, Louisiana) and at the company laboratories of IFFCO (Indian Farmers Fertilizer Cooperative (India) and Wengfu (China) confirmed that approximately 50% of the iron content was not reporting to the phosphoric acid; therefore, the phosphoric acid MER was acceptable for manufacturing ammoniated granular phosphate-base fertilizers (DAP).  Further testing of several phosphate rock concentrate samples with varying Fe2O3 contents were acidulated with the phosphate rock concentrate, the acidulation residue, and the phosphoric acid being assayed and the residue mineralogy being defined by QEM-SCAN (Quantitative Evaluation of Minerals by SCANning electron microscopy).  The electron microscopy work clearly indicated than much of the residual solids from the phosphoric acid test was goethite, an iron mineral, which resisted acidulation.  Further, the goethite particles contained apatite inclusions and voids that appeared to be similar to the apatite inclusions but indicated that some of the apatite inclusions had been acidulated.

Table 3 below shows some results from these tests and indicates only 29.2%, 11.6% and 21% of the Fe2O3 in these phosphate rock concentrate leaches into the resulting phosphoric acid.  Mineralogical examination concluded that the Fe2O3 in Paradise South phosphorite is present as the refractory mineral goethite and does not leach as readily as other Fe2O3 minerals.  These three samples were selected for testing due to their higher than typical Fe2O3 contents. Approximately 82 grams were used for the iron leach tests which were split from a 0.5kg sample of concentrate derived from individual composited drill core samples.

Additional tests with samples representing higher Fe2O3 contents are being planned.  The results of those tests may result in an increase in the Paradise South reserve tonnage estimate as higher levels of Fe2O3 could potentially be processed.

Table 3- Iron solubilities in phosphoric acid.

Sample	Rock Concentrate Units Fe2O3	Phosphoric Acid Units Fe2O3	Fe2O3 Extraction % to acid
JC14	2.12	0.62	29.2
JC19	3.20	0.37	11.6
JC20	6.92	1.45	21.0

Bulk Density Testing

Bulk density and associated tonnage calculations have been determined from a series of diamond holes distributed across the Paradise South phosphorite deposit. A bulk density sampling program was carried out on diamond core samples from 17 locations with a total of 281 samples. In each drill core, samples were taken from each identified lithology, which in most cases involved taking samples at intervals ranging from 0.5 - 2m. Whole drill core samples, typically of minimum 100mm length and up to 350mm in length, were submitted to the laboratory for bulk density analysis using a standard Archimedes method. Dried core samples were coated in paraffin wax and then weighed in air and again in a liquid of known density, i.e. water, and the bulk density calculated from the difference in weights. The dry bulk densities were determined from samples from the mineralized horizon and for host rock and waste rock lithologies.

A review of the bulk density data relative to lithology and assay grades showed that a range of bulk density values were recorded in the ore zone.  The bulk density of the ore zone is generally 1.9, and the range in bulk density values may be attributed to the different lithologies that comprise the ore zone. For example, mudstone phosphorite, also known as microsphorite, tends to show lower bulk density than peloidal and replacement phosphorite.

Differences in clay content and varying states of oxidation and porosity of the ore zone throughout the deposit, may also contribute to the range in bulk density.

The overburden bulk density is generally quite similar to the phosphate zone, likely reflecting an indistinct boundary and contrast between phosphate and waste lithologies.

Table 4 below gives a statistical summary of the bulk density data from within the ore and waste zones.

For the reserve estimate, a conservative bulk density of 1.8 tonnes per cubic meter was used to convert measured phosphorite volumes to phosphorite tonnes.

Table 4: Statistical summary of bulk density data taken from Paradise South core samples and coded according to the resource model domain for ore composite intervals and waste.

	Ore	Waste
Mean	1.89	2.04
Standard Error	0.02	0.05
Standard Deviation	0.24	0.29
Sample Variance	0.06	0.09
Confidence Level (95.0%)	0.04	0.09

Note that bulk density data are given in units of tonnes per cubic metre.

2010 PARADISE FEASIBILITY STUDY

A feasibility study on the Paradise South project was completed in July 2010. The study was based on a project that involves development of a beneficiation plant at Paradise South to upgrade the phosphorite ore into a phosphate rock concentrate suitable for phosphate-based fertilizer manufacture. The phosphate rock concentrate will be transported to Mount Isa for treatment in a purpose built DAP/MAP fertilizer manufacturing facility. The DAP, MAP and AlF3 will be transported from Mount Isa to the Port of Townsville via rail for local and international markets. A feasibility study conducted in 2010 outlined that the project was technically and economically viable for the base case scenario as described below:

➢	Transport approximately 1 million tonnes of upgraded ore by road from Paradise South to the proposed Mt Isa Fertilizer Complex.

➢
Direct acidulation in Legend’s proposed phosphoric acid plant of upgraded ore to produce approximately 300ktpa phosphoric acid using approximately 800ktpa of sulfuric acid (200ktpa sourced from local smelters and 600ktpa produced in Legend’s sulfuric acid plant, using imported sulfur).

➢
Import of approximately 100ktpa of liquid ammonia (NH3) to combine with phosphoric acid in the ammonium phosphate plant to enable granulation of MAP and DAP in a ratio dependent on market conditions but currently assumed at 400ktpa MAP and 200ktpa DAP.

➢
Production of 15ktpa of aluminum fluoride (AlF3) through Wengfu’s proprietary technology for their self-developed dry process. This marketable chemical product is used in the aluminum industry which currently has a strong demand both locally in Australia and in overseas markets.

➢
Water for the phosphoric acid plant will be sourced from the Lake Julius water allocation. Water will be transferred from Lake Julius to Lake Moondarra via the existing transfer pipeline. An existing pumping station and new pipeline from Lake Moondarra will service the phosphoric acid plant.

➢	Power for phosphoric acid plant will come from the Ergon Energy eastern transmission line near Mica Creek Power Station.

➢
Transport 600ktpa of MAP/DAP and 15ktpa aluminium fluoride in containers on flat bed rail wagons from Mt Isa to the Port of Townsville using 2 train sets for sale on the local and international markets.

Transport

During 2010, Legend, its rail operator P&O Trans Australia and Queensland Rail commenced negotiations for a rail access agreement for the transport of approximately 700,000 ton per year of phosphate products from Mount Isa to Townsville and the transport of sulfur and ammonia between Townsville and Mount Isa.

Queensland Rail confirmed that subject to the successful execution of an access agreement including agreement of a rail operating plan, the required capacity in the form of train paths is currently available for the proposed operations.

The Mount Isa Line Master Plan released in late 2009 clearly identifies infrastructure solutions available should additional incremental capacity be required.  A commitment has been by the Queensland Government to support the first tranche of capacity enhancements.  The Queensland Government announced in December 2009 that it will commit AUD$102 million to upgrades to the Mt Isa to Townsville rail line over the next two years. These upgrades will be aimed at increasing efficiency and capacity for future demand. This announcement is consistent with Legends own discussions with the Queensland government and in particular the Premier of Queensland who has given the Legend Phosphate project her full support.  Completion of these works will increase current system capacity by approx. 1.5 million tonnes per annum.

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

Water supply

Beneficiation Plant

Three water supply options are under consideration for the beneficiation plant:

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

 Legend have estimated the Probable Maximum Flow (PMF) inflow in Upper Battle Creek as 1000 m³/s. Assuming a 75 m wide spillway channel invert, the maximum flood rise would require a dam wall about 20 m high. Increasing the width to 150 m, the flood rise is less and the embankment height (and rock volume) is reduced to 16.5 m. The corresponding volume of rock is about 90,000 m³.

Fertiliser Complex

The water for Mount Isa and its mining industries is sourced from Lake Moondarra on the Leichhardt River. The water supply of Lake Moondarra is sustained in dry years by water pumped from Lake Julius further downstream on the Leichhardt River. The full supply capacities of Lake Moondarra and Lake Julius are 107,000ML and 107,500ML respectively. Water supply licenses from Lake Moondarra are fully allocated. There is 10,800ML per year of unallocated water available from Lake Julius. A 1200ktpa DAP/MAP Fertiliser Complex (doubled production scenario) requires 2,800 ML per year of makeup water.

Water demand for the Mt Isa Plant will be met by unallocated water from Lake Julius. Mount Isa Water Board (MIWB) can provide water for the Fertiliser Complex plant from Lake Julius via the Lake Moondarra transfer system. Supply will be taken at a flange immediately downstream from the Mount Isa Transfer Reservoir and this will be fed to the battery limit of the Fertiliser Complex via a 600mm diameter pipeline.

Power supply

Beneficiation Plant

Generation

Legend has commenced commercial negotiations with local power generators in regards to the supply of power for the proposed beneficiation plant with a load factor of 80% for a 24 hr-7 day a week operation.

Power distribution option

Legend has made a connection enquiry to Ergon Energy for a connected load to the existing Century Zinc 220kV 100 MVA line.  This transmission line passes within 40km of the proposed beneficiation plant.

Fertiliser Complex

There are three options for power generation:

1.
Mica Creek is a 325MW natural gas fired power plant, located one kilometre to the north of the proposed Fertiliser Complex site. Legend has received an offer to connect from CS Energy to meet the power requirements for the Fertilizer Complex

2.
Legend is one of five Foundation Mining Customers of the CopperString project.  The CopperString project is a proposal to construct a transmission line from Woodstock (south of Townsville) to Dajarra Road near Cloncurry in North West Queensland.  The proposed transmission line will provide Legend with access to the National Electricity Grid, significantly improving the supply and reliability of electricity to the region.

3.	Legend also continues to negotiate with APA regarding its proposed gas-fired power station near the Fertilizer Complex.

Depending on the generation option a 220kV or 132kV powerline form Mica Creek Substation (or APA substation) will be used to distribute power to an on-site substation. The plants within the Fertilizer Complex operate on a 11kV system.

One waste heat recovery power station is proposed for this project, in which a 25MW and 11.5kV steam turbine generator is provided. During normal operation, the generating unit of the power station can provide approximately 25MW power with a further 36.3MW power required from the external network. In the event that the generator fails the entire power demand of 61.3MW will be sourced from the external grid.

Environment

Mt Isa Fertilizer Complex

Legend has submited a Development Application through Mount Isa City Council to be assessed under the Sustainability Planning Act (2009) with the Department of Environment & Resource Management and Department of Transport & Main Roads as concurrency authorities.

Legend has completed the following studies in relation to the fertilizer complex which have been submitted to the Mount Isa City Council:

●	Road Impact Assessment

●	Workforce Management Plan

●	Landscape Response

●	Quantitative Risk Assessment

●	Traffic Management & Carparking

●	Environmental Assessment Report

●	Air Quality Impact Assessment

●	Noise Assessment

●	Flood Impact Assessment

●	Aquatic Ecology & Water Quality Baseline Condition Assessment

●	Stormwater Management Plan

●	Geotechnical & Geology Assessment

●	Erosion & Sediment Control Management Plan

●	Hydrogeological Assessment

●	Gypsum Disposal Management Plan

●	Waste Management Plan

●	Dangerous Goods & Hazardous Material Assessment

●	Decommissioning & Rehabilitation Strategy

The Mount Isa City Council is currently assessing the reports.

The level of environmental approval required is predicated on the size and nature of the proposed mining operation. Legend’s Paradise North (ML90191) mine lease has been approved through submission of an Environmental Management Plan (EMP) given that these are small scale operations with minimal ore processing. Legend’s larger Paradise South proposed mine operation includes a beneficiation processing plant requiring power and water infrastructure and accordingly is being approved through an Environmental Impact Statement (EIS) with supporting EMP. Legend has voluntarily applied to undertake the EIS for the Paradise South mine lease. The State government provides no indication of expected expenditure for completing an EMP only or EIS with EMP. The studies required in the EMP and EIS include air quality, surface water, groundwater, ecology and geology, as a minimum. The remoteness of sites and availability of historical data greatly influence costs. Legend estimate the total cost of EMP only of US$1 million and EIS with EMP of approximately US$2 million.

Project Expansion Study

An expanded study is currently underway to examine the feasibility of doubling production to produce 1.2 million tonnes of DAP/MAP and 30,000 tonnes of AlF3 per year.  The above reported mineral reserve estimate warrants an expanded production scenario with no further drilling required at this stage.

LEGEND’S LANDHOLDINGS AND EXPLORATION PROJECTS

The Legend landholdings, both granted and under application, prospective for phosphate, diamonds and base metals cover 502,949.9 acres in Queensland, Australia and over 3,936,528 million acres in the Northern Territory, Australia (refer to tables A,B,C and D). Areas under application are not considered as currently under Legend’s control. Granted landholdings consist of 428,792.4 acres in Queensland and 1,162,382 acres in the Northern Territory (refer to tables A and C). In Queensland, Legend’s holdings contain both historically defined phosphate mineralized material and current mineral reserves located in the Mt. Isa district, along the margin of the Georgina Basin which is host to major base metal and phosphate deposits.

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
135°0'0"E
140°0'0"E
15°0'0"S
20°0'0"S
DARWIN
Jabiluka Mine
Ranger Mine
MATARANKA
BING BONG
BORROLOOLA
Cox Project
DALY WATERS
McArthur Mine
McArthur Project
Foelsche Project
Merlin Mine
Abner Project
Selby
Gravity Project
Redbank Mine
King Eagle
Highland Plains Project
Century Mine
Barr Creek Project
TENNANT CREEK
O-Tree Project
Paradise Project
TANAMI
Tanami Mine
Granites Mine
King Eagle
Lily and Sheron Creek Project
MOUNT ISA
King Eagle
Quita Creek Project
DARWIN
TOWNSVILLE
MT ISA
ALICE SPRINGS
BRISBANE
PERTH
KALGOORLIE
BROKEN HILL
SYDNEY
ADELAIDE
BALLARAT
CANBERRA
MELBOURNE
HOBART
Legend
Population centres
Unpaved roads
Paved roads
Legend projects
Mine sites
N
GDA94
0
100
200
Kilometres
LEGEND
Legend Projects
Date: 26/11/09
Author: BW
Figure:
Filepath: M:\Documents\AW\Geology\Maps\Project_Maps\Nov09\Legend\Legend Projects.mxd

Figure A: Projects in Northern Territory and Queensland, Australia

Queensland and Northern Territory Projects

Tenement Status, Details & Commitments (Projected) Queensland and Northern Territory, Australia

							GST Inclusive
Lease	Lease Status	Project	Grant Date	Expiry Date	Acres	Anniversary Date 2011	Rent 2010	Commitment 2011
EPM14753	Granted	D-Tree	21-Apr-08	20-Apr-13	16702.14	21-Apr-11	$100,000	$2,590
EPM14905	Granted	King Eagle*	12-Dec-06	11-Dec-11	73171.28	12-Dec-11	$140,000	NA-expires
EPM14906	Granted	King Eagle*	24-Aug-07	23-Aug-12	58855.16	24-Aug-11	$120,000	$9,127
EPM14912	Granted	King Eagle*	30-Jan-07	29-Jan-12	79534	30-Jan-11	$120,000	$12,335
EPM15014	Granted	Barr Creek	21-Aug-06	20-Aug-11	33404.28	21-Aug-11	$20,000	NA-expires
EPM15015	Granted	Barr Creek	21-Aug-06	20-Aug-11	29427.58	21-Aug-11	$20,000	NA-expires
EPM15763	Granted	D-Tree	26-Jun-08	25-Jun-13	62831.86	26-Jun-11	$50,000	$9,745
EPM16942	Granted	Paradise	28-Aug-09	27-Aug-14	14316.12	28-Aug-11	$75,000	$2,220
EPM17330	Granted	Paradise	23-Jul-09	22-Jul-14	3181.36	23-Jul-11	$180,000	$493
EPM17333	Granted	D-Tree	29-Sep-09	28-Sep-14	30222.92	29-Sep-11	$50,000	$4,687
EPM17441	Granted	Paradise	6-Oct-09	5-Oct-14	14316.12	6-Oct-11	$120,000	$2,220
EPM17446	Granted	D-Tree	29-Sep-09	28-Sep-13	5567.38	29-Sep-11	$50,000	$863
EPM17447	Granted	Paradise	23-Feb-10	22-Feb-14	7158.06	23-Feb-11	$80,000	$1,110
ML90190	Granted	D-Tree	12-Aug-10	31-Aug-15	104.1513	12-Aug-11	NA-ML	$2,009
				Total	428,792.4

Table A. Granted Tenements for Queensland Projects
* earning 80% interest

							GST Inclusive
Lease	Lease Status	Application Date	Grant Date	Expiry Date	Anniversary Date	Acres	Rent 2010	Commitment 2011
EPM17087	Application	3-Dec-07				8748.74
EPM17437	Application	3-Mar-08				1590.68
EPM17443	Application	3-Mar-08				3181.36
EPM17930	Application					5567.38
EPM18209	Application					48515.74
ML90191	Application	3-Aug-09				483.7717
ML90197	Application	23-Nov-09				5619.591
ML90210	Application	3-Dec-10				450.2748

Table B: Tenements under application for Queensland Projects

							GST Inclusive
Lease	Lease Status	Project	Grant Date	Expiry Date	Acres	Anniversary Month	Rent 2010	Commitment 2011
EL22244	Granted	Foelsche	7-Mar-03	6-Mar-11	44539.04	7-Mar-11	NA-expires*	$40,000
EL22245	Granted	Foelsche	7-Mar-03	6-Mar-11	102598.9	7-Mar-11	NA-expires*	$50,000
EL22297	Granted	Cox	5-Aug-03	4-Aug-11	29427.58	5-Aug-11	NA- expires	$20,210
EL23117	Granted	Abner	3-Mar-03	2-Mar-11	3976.7	3-Mar-11	NA-renewed	$49,700
EL23118	Granted	Abner	3-Mar-03	2-Mar-11	25450.88	3-Mar-11	NA-renewed	$47,750
EL23119	Granted	Foelsche	3-Mar-03	2-Mar-11	11930.1	3-Mar-11	NA-expires*	$30,000
EL23121	Granted	Glyde	3-Mar-03	2-Mar-11	14316.12	3-Mar-11	NA-renewed	$50,000
EL23510	Granted	Foelsche	3-Mar-03	2-Mar-11	50733.8	3-Mar-11	NA-expires*	$50,000
EL23511	Granted	Glyde	3-Mar-03	2-Mar-11	11134.76	3-Mar-11	NA-renewed	$50,000
EL23512	Granted	McArthur	3-Mar-03	2-Mar-11	17497.48	3-Mar-11	NA- renewed	$30,000
EL23513	Granted	Abner	3-Mar-03	2-Mar-11	54878.46	3-Mar-11	NA-expires*	$30,000
EL23514	Granted	Abner	3-Mar-03	2-Mar-11	7158.06	3-Mar-11	NA-expires*	$30,000
EL23771	Granted	Cox	19-Aug-03	18-Aug-11	1590.68	19-Aug-11	NA- expires	$7,500
EL23772	Granted	Cox	19-Aug-03	18-Aug-11	1590.68	19-Aug-11	NA- expires	$8,500
EL23931	Granted	Abner	3-Feb-04	2-Feb-12	795.34	3-Feb-11	NA-renewed	$16,050
EL23993	Granted	Abner	6-May-04	5-May-12	42948.36	6-May-11	NA-renewed	$69,250
EL24285	Granted	Abner	24-Jan-05	23-Jan-11	62831.86	24-Jan-11	NA-expires*	Nil
EL24286	Granted	Abner	24-Jan-05	23-Jan-11	85896.72	24-Jan-11	NA-expires*	Nil
EL25491	Granted	Foelsche	12-Mar-07	11-Mar-13	6362.72	12-Mar-11	$60,000	$704
EL25616	Granted	McArthur	23-Aug-07	22-Aug-13	7953.4	23-Aug-11	$20,000	$880
EL25859	Granted	Cox	20-Sep-07	19-Sep-13	225876.6	20-Sep-11	$50,000	$24,992
EL26404	Granted	Abner	23-May-08	22-May-14	50901.76	23-May-11	$35,000	$2,816
EL26495	Granted	Foelsche	18-Jul-08	17-Jul-14	4772.04	18-Jul-11	$20,000	$264
EL26507	Granted	McArthur	18-Jul-08	17-Jul-14	17497.48	18-Jul-11	$15,000	$968
EL26509	Granted	Foelsche	18-Jul-08	17-Jul-14	6362.72	18-Jul-11	$10,000	$352
EL26514	Granted	Cox	18-Jul-08	17-Jul-14	12725.44	18-Jul-11	$10,000	$704
EL26515	Granted	Cox	18-Jul-08	17-Jul-14	8748.74	18-Jul-11	$10,000	$484
EL26528	Granted	McArthur	18-Jul-08	17-Jul-14	77943.32	18-Jul-11	$15,000	$4,312
EL27340	Granted	Abner	25-Nov-09	24-Nov-15	3181.36	25-Nov-11	$10,000	$88
EL27342	Granted	Abner	25-Nov-09	24-Nov-15	11930.1	25-Nov-11	$15,000	$330
EL27770	Granted	Kiana	19-Aug-10	18-Aug-16	23489.7	19-Aug-11	$11,000	$319
EL27771	Granted	Kiana	19-Aug-10	18-Aug-16	51030.2	19-Aug-11	$17,000	$693
EL27772	Granted	Kiana	19-Aug-10	18-Aug-16	43748.64	19-Aug-11	$21,000	$594
SEL26397	Granted	Abner	26-Mar-08	25-Mar-12	40562.34	26-Mar-11	$225,000	$11,088

Table C: Granted Tenements for Northern Territory Projects
Note NA-expires* these titles are subject to applications for a Substitute Exploration Licence which retain the area of the individual Exploration Licence for another two (2) years

							GST Inclusive
Lease	Lease Status	Application Date	Grant Date	Expiry Date	Anniversary Date	Acres	Rent 2010	Commitment 2011
EL22299	Application	9-Dec-99				310182.6
EL23162	Application	9-May-01				97826.82
EL23970	Application	8-Aug-03				63627.2
EL24203	Application	15-Mar-04				287117.74
EL24732	Application	23-May-05				7158.06
EL24762	Application	8-Jun-05				44539.04
EL24816	Application	7-Jul-05				15906.8
EL24938	Application	14-Sep-05				85101.38
EL25486	Application	18-Jul-06				259280.84
EL25614	Application	20-Sep-06				248146.08
EL25615	Application	20-Sep-06				78738.66
EL25629	Application	25-Sep-06				41357.68
EL27341	Application	5-May-09				127254.4
EL27911	Application	21-Jan-10				795.34
EL28254	Application	30-Aug-10				42153.02
EL5840	Application	7-Oct-87				322908.04
EL5841	Application	7-Oct-87				318931.34
EL5842	Application	7-Oct-87				376195.82
SEL28206	Application	5-Aug-10				46925.06

Table D: Tenements under application for Northern Territory Projects

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

Government Requirements for Maintenance of Licences

To ensure that licences are kept in good standing the Company is required to pay the annual rent amount for each licence on its respective anniversary date.  The amount due is dependent upon the size of the licence. The Company is also required to work the licences and meet the annual expenditure commitments. Annual reporting is required, specifying details of the exploration programme which has occurred and which is anticipated for the following year.  Failure to comply would place the licences at risk of cancellation and therefore forfeit the right to explore on that ground.

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

Northern Territory and Western Australian Exploration Interests

Legend’s exploration interests in the Northern Territory and Western Australia are through its 50.40% interest in North Australian Diamonds Limited (“NADL”); NADL’s 25% (increased to 31.06% since December 31, 2009) interest in Top End Uranium Ltd (“TEU”); and its direct holdings in exploration interests in its own right.

The exploration interests cover the following minerals:

(i)	Legend exploration interests cover diamonds and base metals;

(ii)	NADL exploration interests cover previous diamond mining operations at the Merlin Diamond Mine and diamond exploration on Tenements in the Northern Territory and Western Australia; and

(iii)	TEU exploration interests cover uranium exploration in the Northern Territory and Western Australia.

The entire exploration interests of Legend are highly prospective for diamonds and uranium. Legend’s exploration team is currently focused on discovering further diamond deposits in the Northern Territory, Australia. Numerous diamond indicator mineral, microdiamond occurrences and other anomalies are being followed up across all projects.

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

Project	Access
McArthur	Via the Carpentaria Highway, east from Daly Waters to Cape Crawford, Borroloola and from the south via Wollogorang.
Glyde
Abner Range
Foelsche
Cox	Via the Roper Highway and station roads to Hodgson River, Nutwood Downs and Cox River. Or, via the Carpentaria Highway towards Cape Crawford.

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

As of August 6, 2009 (close of offer), the Company held 55% of the issued and outstanding shares of NADL for a total cost of A$11.6 million (approx. US$9.3 million).  As a result, NADL became a subsidiary of the Company post June 30, 2009.  In early December 2009, NADL placed shares to a third party which had the effect of diluting the Company’s interest in NADL to 47.83%. During 2010, Legend has subsequently increased its stake to 50.40%.

Merlin Diamond Project

Highlights

●	Legend International Holdings remains a major shareholder of NADL with 50.40%.

●	Flagship Merlin Project remains on track with NADL aiming to be the only Australian owned ‘pure play’ integrated diamond company

●	NADL has successfully completed pre-feasibility production trials and has commenced a Pre-feasibility study to validate the scale and commercial viability of a mining project.

●	A total of10,600 carats was produced in the 2009/2010 trial production with 24% of production being greater than 1 carat in weight and approximately 80% being high quality, high value gems

●	New technologies to increase diamond liberation and large diamond recovery were successfully tested.

●	Recent drilling on the PalSac, Launfal and Bedevere pipes has increased the total number of carats in the mineralized material.

●	Major exploration focus at Lancelot, 40km south of Merlin, where there is strong evidence for a second diamond field.

●	Reconnaissance exploration continuing on highly prospective regions in Arnhem Land and Yambarra.

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

The project comprises 14 diamond-bearing pipe-like bodies composed of the volcanic rock known as kimberlite.  Nine of the pipes were subject to open-pit mining by Ashton Mining Limited over a 5 year period commencing in 1998.  These previous mining operations produced 507,000 carats of diamonds.

Site facilities include a 30 man accommodation camp, a 2400m length gravel airstrip, a pilot process plant, workshop facilities, tailings dam and nine open pits. The pilot process plant has been through several stages of upgrade including the addition of a second trommel and the incorporation of a high pressure grinding roll crusher (HPGR). No public infrastructure is in place and power is sourced by a diesel generator.  Water for the project is sourced from groundwater bores entirely within the mining licence.

The project is currently in a prefeasibility stage with a view to recommencing commercial scale diamond mining.’ The project does not have any known reserves.

Mineralized Materials

The combined mineralized material for all diamond pipes at Merlin is 14.2Mt for a grade of 27cpht. (See Table M).

Table M: Merlin Total Mineralized Material

	Mineralized Material (tonnes)	Grade (carats per hundred tonne)
PalSac1	8,100,000	30.4
Launfal3	1,600,000	24.7
Excalibur3	464,000	34.1

Gawain2	1,100,000	40.3
Ywain2	80,000	71.3

Gareth3	125,000	21.6
Kaye2	874,000	13.5
Ector3	1,510,000	8.1
Bedevere	366,000	21.0
TOTAL	14,219,000	27.1
1Estimated using a +1DTC bottom screen cutoff (approx 0.85mm). 2Estimated using a +1mm slotted bottom screen size. 3Based on previous mining operation recovery.

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

Figure 1: Merlin Orbit Tenements

Borroloola
Cape Crawford
Tintagel Prospect
Lancelot Prospect
Priority Targets
Granted Tenements
Tenement Applications
MLN1154

Figure 2: Merlin Mining Lease

E.Mu pipes 3km
Bedevere
Northern Cluster
Kaye
Ector
Gareth
Admin Office & Camp
Ywain
Gawain
Central Cluster
Tristram
Palomides
Sacramore
PalSac
Processing Plant
Launfal
Excalibur
Perceval
Southern Cluster
Mining Lease MLN1154
Open Pit
Kimberlite Pipe

Pre-Feasibility Production Trials

North Australian Diamonds Limited (“North Australian” or “the Company”), successful completed pre-feasibility production trials at its 100% owned Merlin diamond project in the Northern Territory in 2010. The trials which commenced in July, 2009 resulted in the recovery of 10,600cts of diamonds.

The primary objectives of the trials, to build a parcel of diamonds for valuation and marketing purposes, to test new liberation and recovery technologies in the process circuit and to confirm grades were achieved.

1)	Diamond Parcel

The trials resulted in the recovery of 10,600 carats with the largest diamond being a 24.12 carat gem quality stone. The +1ct diamonds represent 2,590 carats or 24% of the total production. The diamond parcel is being used to test current market diamond pricing and value adding strategies. The company believes that the good quality and large diamonds produced by Merlin will enable ‘branding’ and boutique marketing opportunities that will be important in redeveloping Merlin and successfully establishing NADL as an integrated long term diamond producer. Preliminary indications are that the parcel will achieve in excess of the US$215 per carat reported in 2008.

2)	Pre-Feasibility Study

Project studies based on the results obtained from the production trials has identified a potential commercial mining project. Further studies aimed at confirming the scale and commercial viability of the mining project are being undertaken by Australian Mining Consultants (AMC). This study is expected to be completed early in the forthcoming quarter. The successful outcome of this study will enable the company to embark on a detailed Feasibility Study.

Mineralized Material Definition Drilling

A drilling program was completed during 2010 aimed at further defining and increasing the kimberlite mineralized material in the PalSac, Launfal and Bedevere pipes.  A total 3320m of core drilling was drilled which increased the total mineralised material at Merlin to 14,219,000 tonnes.

12.05ct gem quality diamond recovered 2009

Diamond Exploration

Merlin Orbit Tenements, Northern Territory

The Merlin Orbit tenements comprise an area of some 634,681 acres (refer to table N), and encompass numerous known unresolved occurrences of indicator minerals and diamonds.

Table N: Merlin Orbit Tenements

Lancelot Prospect

The Lancelot Prospect is situated some 40km south of Merlin and comprises an area where there are significant numbers of indicator minerals and diamonds reporting to surface samples. Trench mapping and heavy mineral sampling has led to the identification of indicator mineral bearing eluvial material believed to be derived from the eroding rocks in the southern part of the licence area. The samples have not been processed for diamonds.  Further sampling of this eluvial material towards its interpreted source area has been initiated aimed at identifying the source rock. Preliminary results of samples taken to the south of Lancelot have reported indicator minerals and may support the premise that the primary kimberlite source is to the south. Processing of the reconnaissance samples taken in this southern area is continuing.

Yambarra Project, Northern Territory

Rio Tinto Yambarra Farm-in –NADL Earning 100%

NADL has a farm-in agreement with Rio Tinto to earn 100% interest for diamonds in tenements in the Daly River region of the Northern Territory.  These tenements have a total project area of 2,230,133 acres.

Kimberley Projects

North Kimberley

Within NADL’s North Kimberley project area, NADL has previously identified six diamondiferous kimberlite pipes, these being contained within the Ashmore, Seppelt 1 and Seppelt 2 discrete pipe clusters.  NADL holds these pipes under mining leases, as they continue to retain commercial potential.

Top End Uranium Ltd

Uranium Exploration

Top End Uranium is a uranium focused exploration company which controls through farm-in arrangements with NADL, one of the largest portfolios of highly prospective exploration tenements in the Northern Territory, Australia.  Its tenement holding covers an area aggregating approximately 8,221,430 acres across three project areas, Arnhem Land Project Area, Yambarra Project Area and the McArthur South Project Area (Figure 7). NADL assigned to Top End the non-diamond mineral rights to its tenements.

Investment in Northern Capital Resources Corp

Legend holds a 31.46% interest in Northern Capital Resources Corp (“NCRC”), an unlisted US corporation. NCRC is an emerging corporation in the North American and Australian gold and base metal markets. NCRC’s subsidiary Golden River Resources (GORV:OTCBB) announced in March 2009 that it had entered into an agreement whereby it would subscribe for shares in Acadian Mining Corporation (“Acadian”), a Canadian company listed on Toronto Stock Exchange (TSX:ADA) for an aggregate gross investment of up to C$10m. Golden River currently holds approximately 71.5% of Acadian.

Acadian is a Halifax, Nova Scotia, Canada based mining company focused on developing five advanced gold properties, Beaver Dam, Fifteen Mile Stream, Tangier, Forest Hill and Goldenville, which form the core holdings of the Scotia Goldfields Project.  All of the five advanced properties host gold mineralized deposits described in technical reports prepared in compliance with Canadian National Instrument 43-101. Acadian is bringing a new approach to the development of Nova Scotia gold deposits by pursuing a multiple mine, central processing, managing and servicing strategy. Acadian operated an open pit zinc-lead mine (Scotia Mine) at Gays River, Nova Scotia from May, 2007 to early 2009 (Scotia Zinc Project) through its 100% wholly owned subsidiary ScoZinc Ltd. The Scotia Mine was put on care and maintenance in early 2009. In February 2011, Acadian announced that it had signed a letter of intent to sell ScoZinc for net proceeds of approximately CDN$6.5 million.

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

There are Risks Related to the Construction, Development and Operation of Our Proposed Phosphate Mining and Beneficiation Facilities

The planning, construction and operation of phosphate mining and beneficiation facilities is a complex undertaking that involves various elements including engineering, design, procurement of equipment, transportation, water resources,  construction and obtaining financing and permits required related thereto.

We will need to obtain substantial equity and/or debt financing from third parties to fund the construction and development of our proposed phosphate mining and beneficiation facilities. We do not have any definitive agreements or understandings at this time to obtain this financing and there can be no assurance that we will be successful in doing so.

If we are not successful obtaining the necessary permits and approvals or raising the necessary funds, in a timely manner, or at all, in order to plan, construct or operate the mining and benefaction facilities, this would have material adverse affect on our business and financial condition.

World Economic Conditions Could Adversely Affect Our Results of Operations and Financial Condition

The effects of the recent global financial crisis are difficult to accurately predict. As a result of this crisis, conditions in the credit markets have become uncertain and risk adverse. These adverse conditions may make it harder for the Company to raise additional funds to finance the continued development of its business and may reduce the demand for phosphate, which, at least in the short term, could reduce the value of the Company's mineral exploration properties. Continued adverse economic conditions could adversely affect our liquidity, results of operations and financial condition.

We Could Encounter Delays Due To Regulatory And Permitting Delays.

We could face delays in obtaining mining permits and environmental permits. Such delays, could jeopardize financing, if any, in which case we would have to delay or abandon work on the properties.

There Are Uncertainties Inherent In The Estimation Of Mineral Reserves.

Reserve estimates, including the economic recovery of ore, will require us to make assumptions about recovery costs and market prices. Reserve estimation is, by its nature, an imprecise and subjective process and the accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation, judgment and experience. The economic feasibility of properties will be based upon our estimates of the size and grade of ore reserves, metallurgical recoveries, production rates, capital and operating costs, and the future price of diamonds. If such estimates are incorrect or vary substantially it could affect our ability to develop an economical mine and would reduce the value of your investment.  Further, it may take many years from the initial phase of drilling before production is possible and, during that time, the economic feasibility of exploiting a discovery may change.

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

Approximately 49% Of Our Common Stock Is Controlled By Certain Stockholders, Including Our Chairman And Chief Executive Officer, Who Have The Ability To Substantially Influence The Election Of Directors And Other Matters Submitted To Stockholders

Mr Joseph Gutnick, our Chairman and Chief Executive Officer, beneficially owned 75.9 million shares of our common stock, which represented 34% of our shares outstanding as of December 31, 2010. In addition, Mr Gutnick is a party to a stockholders agreement with IFFCO, which beneficially owned 15% of our common stock as of December 31, 2010. Pursuant to the stockholders agreement, Mr Gutnick and IFFCO have agreed to vote their shares together on certain matters, including the election of directors. As a result, they have and are expected to continue to have the ability to significantly influence the election of our Board of Directors and the outcome of all other issues submitted to our stockholders. The interests of these principal stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders. One consequence to this substantial influence or control is that it may be difficult for investors to remove management of the Company. It could also deter unsolicited takeover, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

Historically, AXIS has allocated corporate opportunities to each of the companies engaged in the exploration and mining industry after considering the location of each of the companies’ operations and the type of commodity for which each company explores within its geographic region. At present, there are no conflicts among the ten companies with respect to the principal geographic areas in which they operate and/or the principal commodities that they are searching for other than between the Company and NADL (in which the Company owned a 50.40% interest as of December 31, 2010) with respect to the search for diamonds in Northern Australia. AXIS has advised the Company that it plans to allocate diamond exploration opportunities between the Company and NADL based upon the proximity of such opportunities to their respective existing exploration properties.

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

As of December 31, 2010, we do not have any Securities and Exchange Commission staff comments that have been unresolved for more than 180 days.

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

The following table sets out the high and low bid information for the Common Stock as reported by the National Quotation Service Bureau for each period/quarter indicated in US$:

Calendar Period	High Bid (1)	Low Bid (1)

2009
First Quarter	0.76	0.44
Second Quarter	0.77	0.53
Third Quarter	1.11	0.59
Fourth Quarter	1.49	0.73

2010
First Quarter	1.60	1.02
Second Quarter	1.26	0.80
Third Quarter	1.03	0.60
Fourth Quarter	1.11	0.68
(1)	The quotations set out herein reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

As of March 15, 2011, there are 226,399,674 shares of Common Stock outstanding.

To date we have not paid dividends on our Common Stock and we do not expect to declare or pay any dividends on our Common Stock in the foreseeable future. Payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by the Board of Directors.

Shareholders

As of January 31, 2011, there were approximately 2,074 record holders of the Company's Common Stock. Within the holders of record of the Company's Common Stock are depositories such as Cede & Co., a nominee for The Depository Trust Company (or DTC), that hold shares of stock for brokerage firms which, in turn, hold shares of stock for one or more beneficial owners. Accordingly, the Company believes there are many more beneficial owners of its Common Stock whose shares are held in "street name", not in the name of the individual shareholder.

Options

Effective as of December 12, 2005, the Board of Directors of Company approved the distribution to stockholders for no consideration of an aggregate of 36,135,500 non-transferable options, each of which is exercisable to purchase one share of Common Stock of the Company at an exercise price of US$0.25 (US$0.111, as adjusted) per share with a latest exercise date of December 31, 2012 and otherwise on the terms and conditions set out in Appendix A to the Form 8-K dated December 12, 2005.  The options were issued on a pro-rata basis to all stockholders of record on December 31, 2005 on the basis of two (2) options for every one (1) share of Common Stock owned by a stockholder on the record date. The options may not be exercised until the shares underlying the options are registered under federal and state securities laws. On June 26, 2006, the Board of Directors amended the terms and conditions of the options and included a cashless exercise clause for the options in the terms and conditions. On July 21, 2006, Renika exercised 34,778,220 options using the cashless exercise feature and were issued 71,730,079 shares of Common Stock. In December 2006, the Company issued 700,000 shares with attaching options on the basis of one option for every two shares at no exercise price. The options were exercised in December 2006. On December 27, 2006, a further option holder exercised 19,000 options using the cashless exercise feature and were issued 24,750 shares of Common Stock.  3,123,630 of these options remained outstanding as of the date of this Report.

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

On September 1, 2010, the Company issued 1,000,000 options with an exercise price of US$1.00 and expiring on September 1, 2014, for consulting fees amounting to A$247,163 (US$220,000).

On December 13, 2010, the Company issued 500,000 stock options under the 2006 Incentive Option Plan with an exercise price of US$1.00, a latest exercise date of November 20, 2020, and to vest 1/3 on December 13, 2010, 1/3 on November 20, 2011 and the balance 1/3 on November 20, 2012. The weighted-average grant-date fair value of options granted was US$0.46.

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

Performance Graph

The following graph compares the cumulative 5-year total return attained by shareholders on Legend International Holdings, Inc.'s common stock relative to the cumulative total returns of the NASDAQ Composite index, and a customized peer group of six companies that includes: Agrium Inc, CF Industries Holdings Inc, Minemakers Limited, Phoscan Chemical Corp., Potash Corp. Of Saskatchewan and The Mosaic Company. The graph tracks the performance of a $100 investment in our common stock, in the peer group, and the index (with the reinvestment of all dividends) from December 31, 2005  to December 31, 2010.

	12/05	12/06	12/07	12/08	12/09	12/10

Legend International Holdings, Inc.	100.00	101.79	100.45	47.41	115.71	81.96
NASDAQ Composite	100.00	111.16	124.64	73.80	107.07	125.99
Peer Group	100.00	163.09	557.58	248.47	408.92	568.16

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 5.	Selected Financial Data.

Our selected financial data presented below for each of the years in the five-year period ended December 31, 2010, and the balance sheet data at December 31, 2006, 2007, 2008, 2009 and 2010 has been derived from financial statements, which have been audited by PKF LLP (formerly PKF, Certified Public Accountants, a Professional Corporation), New York, NY.  The selected financial data should be read in conjunction with our financial statements for each of the years in the period ended December 31, 2010 and Notes thereto, which are included elsewhere in this Annual Report.

Statement of Operations Data

	Year ended December 31
	2006	2007	2008	2009	2010	2010 Conv. Transl
	A$000s	A$000s	A$000s	A$000s	A000s	US$000s

Revenues	-	-	-	-	-	-

Other income (loss)	2	22	3,726	3,823	2,938	2,986

Costs and expenses	(4,537)	(8,540)	(23,408)	(40,629)	(40,777)	(41,442)

Loss from operations	(4,535)	(8,518)	(19,682)	(36,806)	(37,839)	(38,456)

Other non-operational gains and costs	(40)	(120)	5,461	(2,347)	(852)	(867)
Provision for income taxes	-	-	-	-	-	-
Equity in losses of unconsolidated entities	-	-	-	(346)	(1,441)	(1,464)

Net profit (loss)	(4,575)	(8,638)	(14,221)	(39,499)	(40,132)	(40,787)
Net (loss) attributable to non-controlling interests	-	-	-	1,613	3,803	3,865

Net (loss) attributable to Legend stockholders	(4,575)	(8,638)	(14,221)	(37,886)	(36,329)	(36,922)

	A$	A$	A$	A$	A$	$US

Basic net (loss) per share (1)	(0.06)	(0.06)	(0.07)	(0.17)	(0.16)	(0.16)

Weighted average number of shares outstanding (000s)(1)	75,230	146,740	204,501	226,328	226,380	226,380

Balance Sheet Data
	A$000s	A$000s	A$000s	A$000s	A$000s	US$000s

Total assets	1,149	17,994	130,076	120,433	80,241	81,549

Total liabilities	(1,881)	(1,035)	(3,317)	(5,534)	(6,604)	(6,712)

Total equity	(732)	16,959	126,759	114,899	73,637	74,837

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

Legend has been an exploration stage company since August 2006. During February 2011, the Company announced its maiden mineral reserve for its 100% owned Paradise South phosphate project in accordance with SEC Industry Guide 7. As a result of establishing mineral reserve estimates, Legend will be entering into the development stage for this project as it engages in the process of preparing the mineral deposit for extraction, while it continues with its other various exploration activities.

Legend also has exploration interests in the Northern Territory and Western Australia through its 50.40% interest in North Australian Diamonds Limited (“NADL”) and has direct holdings in exploration interests in its own right. NADL’s exploration interests cover previous diamond mining operations at the Merlin Diamond Mine and Legend’s exploration interests are highly prospective for diamonds and uranium.

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

Year ended
December 31
2009	A$1.00	=	US$0.8931
2010	A$1.00	=	US$1.0163

The exchange rate between the A$ and US$ has moved by 13.8% between December 31, 2009 and 2010.  Accordingly, a direct comparison of costs between fiscal 2009 and 2010 may not necessarily be a true comparison.

Plan of Operation

We had A$25,165,910 in cash at December 31, 2010.

We commenced exploration activities on the tenements we acquired in July 2006 and since that time and up to December 31, 2010, have spent A$69,037,290 on exploration and pre-development activities. We plan to continue our exploration and pre-development program throughout 2011 and anticipate spending A$7.4 million on exploration and pre-development and A$10.7 million on administrative costs. Our planned exploration and development expenditures throughout 2011 are expected to be significantly less than in prior years as the field exploration including drilling and assaying on Paradise South is complete given the announcement of the reserve estimate in February 2011.

As set out in Item 1 “Employees” the services of our Chief Executive Officer, Chief Financial Officer, Executive General Manager, geologists, finance and clerical employees are provided by AXIS.  At the current time, we have no plans to change these arrangements or employ any further persons.

Results of Operations

Year ended December 31, 2010 versus Year ended December 31, 2009

As a result of the acquisition of NADL, commencing September quarter 2009, there is a lack of comparability between the Company’s results for the year ended December 31, 2010.

As an exploration company, we have not had an ongoing source of revenue. Our revenue stream is normally from ad-hoc tenement disposals, interest received on cash in bank and Australian Taxation Office refunds. During the year ended December 31, 2010, we received A$2,081,829 (US$2,115,763) in interest on funds in the bank (2009: A$3,338,315), interest income from a related entity of A$174,011 (US$176,847) (2009 A$81,503) and other income of A$682,048 (US$693,165) (2009: A$403,266). Included in other income is an amount for NADL A$681,108 (US$692,210) being a refund from the government for research and development and diesel fuel (2009: A$359,587).

Costs and expenses increased during the year from A$40,629,310 for the year ended December 31, 2009 to A$40,777,372 (US$41,442,043) for the year ended December 31, 2010.

The main components of costs and expenses are as follows:-

(i)
an increase in exploration expenditure written off from A$25,608,743 in 2009 to A$25,705,125 (US$26,124,119) in 2010. Our accounting policy is to expense all exploration costs (including costs associated with the acquisition of tenement interests) as incurred. The exploration costs include drilling, geological, geophysical and mineral analysis contractors, salaries for contract field staff, travel costs, accommodation and tenement costs.  In the current year in relation to our diamond activities, drilling and trial testing continued from January 2010 at Merlin and surrounding areas and included within exploration expenditure is A$7,935,740 (2009: A$7,181,714). On our phosphate activities, we continued to advance the current feasibility test work but this only included limited drilling and work continued on investigations into a mining operation. During 2009, we continued our drilling programs on the phosphate project in Queensland took place for the entire year as well as continuing the sampling program throughout the year in the Northern Territory. The costs included drilling, assaying, camp costs, aerial surveying, geological/geophysical contractors, salaries and associated costs for contract field staff, travel, accommodation, meals and tenement holding costs.

(ii)	a decrease in interest expense from A$64,831 in 2009 to A$61,326 (US$62,325) in 2010. During 2010 and 2009, we incurred interest on the motor vehicle finance leases.

(iii)
a decrease in aircraft maintenance costs from A$1,014,986 in 2009 to A$587,163 (US$596,734) in 2010. The Company purchased an aircraft in August 2008 to utilize in its field operations and has incurred operating costs for the aircraft since that time. In 2009, the aircraft underwent a scheduled maintenance program and there is no such requirement for a maintenance program in 2010.

(iv)
an increase in legal, professional and accounting from A$880,851 for 2009 to A$898,437 (US$913,082) for 2010. During 2010, we incurred legal expenses of A$334,393 (US$339,844) for general legal work including tenement acquisition and sale and A$196,308 (US$199,508) paid to independent experts and other consultants for business development; audit fees of A$281,385 (US$285,972) for professional services in relation to financial statements, the quarterly Form 10-Qs, Form 10-K and Form 10-K/A and quarterly, half year and annual reporting in Australia for NADL; and taxation fees of A$86,351 (US$87,758) relating to both the Company and its subsidiaries. During 2009, we incurred legal expenses of A$407,549  for general legal work including stock transfer matters, regulatory filings, stock option plans, native title and environmental approvals, asset acquisitions, and Form S-1 Registration Statements in both the US and Australia; audit fees of A$384,747  for professional services in relation to financial statements, the quarterly Form 10-Qs, Form 10-K, Form 10-K/A and Form S-1 and quarterly, half year and annual reporting in Australia for NADL; and taxation fees of A$69,875 relating to both the Company and its subsidiaries. Included within legal, accounting and professional expense for the year ended December 31, 2009 are the following amounts for NADL A$66,854 being a fee paid to tax consultants for the preparation of the research and development claim, legal fees of A$16,737, professional fees paid to attorney’s independent experts and other consultants for takeover defense costs of A$27,771.

(v)
an increase in amortization of mineral rights from A$582,710 in 2009 to A$1,398,502 (US$1,421,297) in 2010. On the acquisition date of the business combination of NADL, the Company recognized mineral rights of A$18,873,000. The underlying mineral property licences have a set term and mineral rights are being amortized over the term of the licences. The acquisition occurred during 2009.

(vi)
an increase in administrative costs from A$8,217,286 in 2009 to A$10,398,897 (US$10,568,399) in 2010. During 2010, the corporate management and service fees charged to us by AXIS was A$1,360,504 (US$1,382,680). AXIS charged us A$3,832,026 (US$3,894,488) for Directors’ fees, salaries and salary related matters incurred in behalf of the Company, which relates to our share of salaries paid to the President & Chief Executive Officer, Chief Financial Officer and Secretary, Executive General Manager, General Manager Business, Project Manager and other staff of AXIS who provide services to the Company, and A$258,000 (US$262,205) for independent directors’ fees. The Company paid insurance costs of A$287,953 (US$292,645), for 2010. The Company incurred A$1,193,904 (US$1,213,365) for travel by Directors and officers, contractors, and other AXIS staff who provide services to the Company on capital raising trips, trips to the field; A$1,170,405 (US$1,189,483) for investor relations consultants; A$42,145 (US$42,832) in borrowing costs and bank fees; A$25,406 (US$25,820) for motor vehicles costs; A$409,457 (US$416,131) for public relations; A$106,149 (US$107,879) for stock transfer agent services; A$112,803 (US$114,642) for office and computing consumables; A$161,452 (US$164,083) for staff support costs; A$723,774 (US$735,571) for rent of offices in Melbourne, Mt Isa, Perth and New York and an apartment in Melbourne; A$153,503 (US$156,005) for subscription to industry papers and services; A$74,953 (US$76,178) for telecommunications support; A$205,738 (US$209,091) for depreciation of non-field assets and minor equipment purchases; A$25,012 (US$25,419) for Delaware franchise tax; A$133,036 (US$135,205) in donations to local community groups; general costs of A$122,677 (US$124,676). During 2009, the corporate management and service fees charged to us by AXIS was A$4,433,074. AXIS charged us A$2,968,765 for Directors’ fees, salaries and salary related matters incurred in behalf of the Company, which relates to our share of salaries paid to the President & Chief Executive Officer, Chief Financial Officer and Secretary, Executive General Manager, General Manager Business, Project Manager and other staff of AXIS who provide services to the Company, and A$208,578 for independent directors’ fees. The Company paid insurance costs of A$536,364, including the Federal Government of Australia insurance policy on cash at bank in Australia in excess of A$1,000,000, for 2009. The Company incurred A$1,062,977 for travel by Directors and officers, contractors, and other AXIS staff who provide services to the Company on capital raising trips, trips to the field; A$467,204 for investor relations consultants; A$62,385 for  work on the ASX listing; A$9,291 in borrowing costs and bank fees; A$102,572 for motor vehicles costs; A$51,149 for public relations; A$46,111 for stock transfer agent services; A$206,344 for office and computing consumables;A$118,875 for staff support costs; A$555,260  for rent of offices in Melbourne, Mt Isa, Perth and New York and an apartment; A$39,138  for subscription to industry papers and services; A$43,361 for telecommunications support; A$66,715  for depreciation of non-field assets and minor equipment purchases; A$60,095 for Delaware franchise tax; A$86,800 in donations to local community groups; general costs of A$279,036. AXIS charge an administration and service fee of A$1,264,759.

(vii)
Stock based compensation has decreased from A$4,259,903 for 2009 to A$1,727,922 (US$1,756,087) for 2010. The Company has issued options under the 2006 Incentive Option Plan in throughout 2006, 2007, 2008, 2009 and 2010. The decrease is the result of options being fully vested in prior periods and an adjustment for forfeited options. See note 7 for further details on the options issued.

Accordingly, the loss from operations increased from A$36,806,226 for the year ended December 31, 2009 to A$37,839,484 (US$38,456,268) for the year ended December 31, 2010. During 2010, the Company has written off obsolete assets, and wrote down the carrying value of the Lear jet, of A$244,924 (US$248,916). There were no comparable amounts in 2009.

A decrease in foreign currency exchange gain from a loss of A$4,661,096 for the year ended December 31, 2009 to a foreign currency exchange loss of A$674,496 (US$685,490) in the year ended December 31, 2010 was recorded as a result of the movement in the Australian dollar versus the US dollar. The on market takeover of NADL finished on August 6, 2009 and since that time, the Company has consolidated the results of NADL. In accordance with US GAAP, the Company calculated the difference between the fair value of assets acquire at August 6, 2009 and the carrying value of its investment in an unconsolidated entity (NADL) at August 6, 2009. For 2009, the Company recorded an adjustment to fair value on stepped acquisition of A$2,200,620. There was no comparable adjustment for 2010. A net gain of A$66,891 (US$67,981) on sale of certain trading securities was incurred in the year ended December 31, 2010 (2009: A$113,739), being the difference between the cost price, sale price and market value.

The loss before income taxes and equity in losses of unconsolidated entity was A$39,152,963 for the year ended December 31, 2009 compared to A$38,692,013 (US$38,322,693) for the year ended December 31, 2010.

During the year ended December 31, 2010, the Company’s share of the losses of the unconsolidated entities amounted to A$1,440,407 (US$1,463,885) (2009: A$345,707). At balance date, the Company holds a 31.46% interest in NCRC and the Company through its investment in NADL holds a 31.06% interest in Top End Uranium Ltd. The Company accounts for both of these investments using the equity method of accounting. The Company held 21.29% and NADL held 25% in Top End Uranium at December 31, 2009.

The net loss was A$39,498,670 for the year ended December 31, 2009 compared to a net loss of A$40,132,420 (US$40,786,578) for the year ended December 31, 2010.

The share of the net loss attributable to the non-controlling interests of NADL amounted to A$3,803,366 (US$3,865,361) for the year ended December 31, 2010 compared to A$1,612,599 for the year ended December 31, 2009.

On May 12, 2009, the Company made an on-market takeover offer for all of the shares in North Australian Diamonds Limited (“NADL”). The Company held 34.61% of the issued and outstanding shares at May 31, 2009 and as a result, accounted for its interest in NADL as an unconsolidated entity until August 6, 2009. The takeover offer concluded on August 6, 2009. At the close of the offer, the Company held 55% of the issued and outstanding shares of NADL and as a result, commenced consolidating the results of NADL from that date. In early December 2009, NADL placed shares to a third party which had the effect of diluting the Company’s interest in NADL to 47.83%. Under Australian takeover laws, the Company was prevented from purchasing further shares in NADL for a period of 6 months from the conclusion of the takeover (August 6, 2009). Accordingly, it was not until February 6, 2010 that the Company was entitled to purchase any further shares in NADL under Australian Corporations Law. Since February 6, 2010, the Company has purchased further shares in NADL and its current interest is 50.40%. It is the Company’s intentions to continue to acquire shares and to maintain a controlling financial interest. Furthermore, management believes it has the ability to control the operations of NADL through its share ownership as well as having six of the Directors of NADL. During 2010, the Company purchased a further 87,168,065 shares in NADL at a cost of A$4,032,694 and a decrease in non-controlling interest of A$308,013.

The net loss attributable to Legend stockholders amounted to A$36,329,054 (US$36,921,217) for the year ended December 31, 2010 compared to A$37,886,071 for the year ended December 31, 2009.

Year ended December 31, 2009 versus Year ended December 31, 2008

As an exploration stage company, we do not have an ongoing source of revenue. Our revenue stream is normally from ad-hoc tenement disposals and interest received on cash in bank. During the year ended December 31, 2009, we received A$3,338,315 in interest on funds in the bank (2008: A$3,669,440), interest income from a related entity of A$81,503 (2008 A$49,931) and other income of A$403,266  (2008: A$6,534). Included in other income is an amount for NADL A$359,587 being a refund from the government for research and development and diesel fuel; for which there are no comparable amounts for the year ended December 31, 2008.

Costs and expenses increased during the year from A$23,408,089 for the year ended December 31, 2008 to A$40,629,310 for the year ended December 31, 2009.

The main components of costs and expenses are as follows:

(i)
an increase in exploration expenditure written off from A$8,780,037 in 2008 to A$25,608,743 in 2009. Our accounting policy is to expense all exploration costs (including costs associated with the acquisition of tenement interests) as incurred. During 2009, we continued our drilling programs on the phosphate project in Queensland for the entire year as well as continuing the sampling program throughout the year in the Northern Territory. The costs included drilling, assaying, camp costs, aerial surveying, geological/geophysical contractors, salaries and associated costs for contract field staff, travel, accommodation, meals and tenement holding costs. During 2008, we commenced a significant drilling program at our phosphate project in Queensland in September 2008 and a detailed sampling program in the Northern Territory. On our Queensland phosphate project, we also commenced early stage investigations into a mining operation. The costs included drilling, assaying, camp costs, aerial surveying, geological/geophysical contractors, salaries and associated costs for contract field staff, travel, accommodation, meals and tenement holding costs. During 2008, we incurred A$3,729,592 in costs for exploration drilling on our tenements in the Northern Territory. The costs included drilling, helicopter support, geological/geophysical contractors, salaries and associated costs for contract field staff, travel, accommodation, meals and tenement holding costs.

(ii)
an increase in interest expense from A$32,715 in 2008 to A$64,831 in 2009. During 2009, we incurred interest on the motor vehicle finance leases for a full 12 months compared to 2008 when we incurred interest on the camp lease and motor vehicle finance lease for part of the year.

(iii)
an increase in aircraft maintenance costs from A$278,826 in 2008 to A$1,014,986 in 2009. The Company purchased a Lear jet from AXIS in August 2008 to utilize in its field operations and has incurred operating costs for the jet since that time. In 2009, the lear jet was owned and used for a full 12 month period.

(iv)
an increase in legal, professional and accounting from A$707,444 for 2008 to A$880,851 for 2009. During 2009, we incurred legal expenses of A$407,549 for general legal work including stock transfer matters, regulatory filings, stock option plans, native title and environmental approvals, asset acquisitions, and Form S-1 Registration Statements in both the US and Australia; audit fees of A$384,747 for professional services in relation to financial statements, the quarterly Form 10-Qs, Form 10-K, Form 10-K/A and Form S-1; and taxation fees of A$69,875 relating to both the Company and its subsidiaries. Included within legal, accounting and professional expense for the year ended December 31, 2009 are the following amounts for NADL A$66,854 being a fee paid to tax consultants for the preparation of the research and development claim, legal fees of A$16,737, professional fees paid to attorney’s independent experts and other consultants for takeover defence costs of A$27,771 for which there is no comparative amount in 2008. During 2008, we incurred legal expenses of A$518,273 for general legal work including stock transfer matters, regulatory filings, stock option plans, native title and environmental approvals, asset acquisitions, and Form S-1 Registration Statements; audit fees of A$176,198 for professional services in relation to financial statements, the quarterly Form 10-Qs, Form 10-K, and Form S-1; and taxation fees of $11,492.

(v)
an increase in amortization of mineral rights from A$nil in 2008 to A$582,710 in 2009. On the acquisition date of the business combination of NADL, the Company recognized mineral rights of A$18,873,000. The underlying mineral property licences have a set term and mineral rights are being amortized over the term of the licences. The acquisition occurred during 2009 and therefore there was no comparable amounts in 2008.

(vi)
a increase in administrative costs from A$8,096,798 in 2008 to A$8,217,286 in 2009. During 2009, the corporate management and service fees charged to us by AXIS was A$4,433,074. AXIS charged us A$2,968,765 for Directors’ fees, salaries and salary related matters incurred in behalf of the Company, which relates to our share of salaries paid to the President & Chief Executive Officer, Chief Financial Officer and Secretary, Executive General Manager, General Manager Business, Project Manager and other staff of AXIS who provide services to the Company, and A$208,578 for independent directors’ fees. The Company paid insurance costs of A$536,364, including the Federal Government of Australia insurance policy on cash at bank in Australia in excess of A$1,000,000, for 2009. The Company incurred A$1,062,977 for travel by Directors and officers, contractors, and other AXIS staff who provide services to the Company on capital raising trips, trips to the field; A$467,204 for investor relations consultants; A$62,385 for work on the ASX listing; A$9,291 in borrowing costs and bank fees; A$102,572 for motor vehicles costs; A$51,149 for public relations; A$46,111 for stock transfer agent services; A$206,344 for office and computing consumables; A$118,875 for staff support costs; A$555,260 for rent of offices in Melbourne, Mt Isa, Perth and New York and an apartment; A$39,138 for subscription to industry papers and services; A$43,361 for telecommunications support; A$66,715 for depreciation of non-field assets and minor equipment purchases; A$60,095 for Delaware franchise tax; A$86,800 in donations to local community groups; general costs of A$279,036. AXIS charge an administration and service fee of A$1,264,759. During 2008, the corporate management and service fees charged to us by AXIS was A$5,413,203. AXIS charged us A$2,459,665 for Directors’ fees, salaries  and salary related matters incurred in behalf of the Company, which relates to our share of salaries paid to the President & Chief Executive Officer, Chief Financial Officer and Secretary, Executive General Manager, General Manager Business, Project Manager and other staff of AXIS who provide services to the Company. The Company paid insurance premiums of A$66,586 for 2008. The Company incurred A$856,703 for travel by Directors and officers, contractors, and other AXIS staff who provide services to the Company on capital raising trips, trips to the field, A$1,269,395 for investor relations consultants and A$15,329 in borrowing costs and bank fees; A$24,068 for motor vehicles costs, A$100,976 for public relations; A$91,672 for stock transfer agent services; and A$5,893 for consumables. During 2008, the Company issued shares to certain shareholders for registration statement non-performance amounting to A$660,494; paid A$213,758 for rent of offices in Melbourne, Mt Isa and New York and an apartment; A$169,489 for subscription to industry papers and services; A$45,231 for telecommunications support; A$78,927 for depreciation of non-field assets and minor equipment purchases, A$60,487 for franchise tax, general costs of A$170,507  AXIS charge A$98,528 for asset usage of plant and equipment, an administration and service fee of A$1,661,723. The overall increase in administration costs related to the increase in activity by the Company as a consequence of providing support to a field exploration program for a full financial year as the exploration projects develop, capital raising activities, preparation of regulatory filings and registration statements.

(vii)
Stock based compensation has decreased from A$5,185,743 for 2008 to A$4,259,903 for 2009. The Company has issued options under the 2006 Incentive Option Plan in throughout 2006, 2007 and 2008. The decrease is the result of options being fully vested in prior periods and an adjustment for forfeited options. See note 7 for further details on the options issued.

Accordingly, the loss from operations increased from A$19,682,184 for the year ended December 31, 2008 to A$36,806,226 for the year ended December 31, 2009.

A decrease in foreign currency exchange gain/loss from a gain of A$5,389,750 for the year ended December 31, 2008 to a foreign currency exchange loss of A$4,661,096 in the year ended December 31, 2009 was recorded as a result of the movement in the Australian dollar versus the US dollar. On May 12, 2009, the Company made an on-market takeover offer for all of the shares in North Australian Diamonds Limited (“NADL”). The Company held 34.61% of the issued and outstanding shares at May 31, 2009, which increased to 39.38% at June 30, 2009. During the month of June 2009 the Company accounted for its 34.61%interest in NADL as an unconsolidated entity and for the month of July 2009, at the rate of 39.38%. The on market takeover of NADL finished on August 6, 2009 and since that time, the Company has consolidated the results of NADL. In accordance with US GAAP, the Company calculated the difference between the fair value of assets acquired at August 6, 2009 and the carrying value of its investment in an unconsolidated entity (NADL) at August 6, 2009 and recorded an adjustment to fair value on stepped acquisition of A$2,200,620, for which there was no comparable amount in 2008. A net gain of A$113,739 on sale of certain trading securities was incurred in the year ended December 31, 2009, (2008: A$70,874) being the difference between the cost price, sale price and market value. There were no trading securities held at December 31,2009.

The loss before income taxes and equity in losses of unconsolidated entities was A$14,221,560 for the year ended December 31, 2008 compared to A$39,152,963 for the year ended December 31, 2009.

On May 12, 2009, the Company made an on-market takeover offer for all of the shares in North Australian Diamonds Limited (“NADL”). The Company held 34.61% of the issued and outstanding shares at May 31, 2009 and as a result, accounted for its interest in NADL as an unconsolidated entity until August 6, 2009. The takeover offer concluded on August 6, 2009. At the close of the offer, the Company held 55% of the issued and outstanding shares of NADL and as a result, commenced consolidating the results of NADL from that date. In early December 2009, NADL placed shares to a third party which had the effect of diluting the Company’s interest in NADL to 47.83%. Under Australian takeover laws, the Company was prevented from purchasing further shares in NADL for a period of 6 months from the conclusion of the takeover (August 6, 2009). Accordingly, it was not until February 6, 2010 that the Company was entitled to purchase any further shares in NADL under Australian Corporations Law. Since February 6, 2010, the Company has purchased further shares in NADL and its current interest is approximately 50%. It is the Company’s intentions to continue to acquire shares and to maintain a controlling financial interest. Furthermore, management believes it had the ability to control the operations of NADL through its share ownership as well as having three of the Directors of NADL. It is management’s conclusion that the Company has a controlling financial interest in NADL and accordingly, it should continue to consolidate NADL’s results into the Company.

During the year ended December 31, 2009, the Company’s share of the losses of the unconsolidated entities for the two months it equity accounted its investment in NADL amounted to A$345,707 (2008: $nil).

There was no provision for tax in either 2009 or 2008.

The net loss was A$14,221,560 for the year ended December 31, 2008 compared to a net loss of A$39,498,670 for the year ended December 31, 2009.

The share of the net loss attributable to the non-controlling interests of NADL amounted to A$1,612,599 for the year ended December 31, 2009 compared to A$nil for the year ended December 31, 2008 as the acquisition of NADL which occurred in July 2009 for the first time.

The net loss attributable to Legend stockholders amounted to A$37,886,071 for the year ended December 31, 2009 compared to A$14,221,560 for the year ended December 31, 2008.

Liquidity and Capital Resources

We funded our operations through fund raisings noted below.

As of December 31, 2010, the Company has cash of A$25,165,910 (US$25,576,114).

During fiscal 2010, net cash used in operating activities was A$33,512,141 (US$34,058,388), as compared to A$30,508,919 in 2009. During fiscal 2010, net cash used in investing activities was A$16,850,020 (US$17,124,675) and A$24,632,260 in 2009. The major components in 2010 was an additional investment in consolidated entities of A$4,032,694 (US$4,098,427) (2009: A$9,198,412), investment in unconsolidated entities A$6,194,022 (US$6,294,985) (2009: A$13,082,295); additions to property, plant and equipment of A$6,426,532 (US$6,531,284) (2009: A$3,356,338); proceeds from sale of trading securities A$nil (US$nil) (2009: A$1,272,343) and investment in marketable securities of A$196,772 (US$199,979) (2009: A$377,658). In 2010, capital expenditure included A$2,938,792 (US$2,986,694) for purchase of assets provided under a finance agreement, A$2,727,301 (US$2,771,756) for land, buildings and associated equipment and plant upgrade of the Merlin processing plant of A$760,439 (US$772,834). During fiscal 2010, net cash provided by financing activities was A$2,064,022 (US$2,097,666) which represented the proceeds of private placements offering of shares of Common Stock of our subsidiary of A$2,097,283 (US$2,649,782) (2009: A$13,542,008) less costs of A$142,407 (US$144,728), proceeds from capital lease agreements of A$2,938,792 (US$2,986,694), advance to affiliates A$2,936,845 (US$2,984,715) and we repaid A$402,801 (US$409,367) (2009: A$353,944) under finance leases. At December 31, 2010 and 2009, the Company held US$913,849 and US$930,857 respectively in interest bearing accounts in US banking institutions and US$3,195,100 and US$8,725,656 respectively held in US currency in Australian banking institutions. During the year, the Company had significant US$ cash balances which when converted to Australian dollars results in a foreign exchange loss.

We plan to continue our exploration and development program throughout 2011 and anticipate spending A$7.4 million on exploration and development and A$10.7 million on administrative costs. In February 2011, the Company announced its maiden mineral reserve for its 100% owned Paradise South phosphate project in accordance with SEC Industry Guide 7. As the Company has completed most of its drilling and assaying programs to establish the reserve, costs in 2011 will be substantially reduced.

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

During the third quarter of 2008, the 5,000,000 options issued to IFFCO, at an exercise price of US$2.50 per share and expiring 60 days from July 11, 2008 were exercised on August 11, 2008 and pursuant to the Share Options Agreement, received a 1.2% discount on the exercise price. The total amount received was A$13,672,091 (US$12,350,000) and the Company issued 5,000,000 shares of common stock. The 8,000,000 options expiring 12 months after July 11, 2008, the 8,000,000 options expiring 18 months after July 11, 2008 and the 9,000,000 options expiring 24 months after July 11, 2008 were not exercised and lapsed.

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

Between July 1, 2010 and December 31, 2010, 333,334 options were exercised pursuant to the 2006 Equity Incentive Plan using the cashless exercise feature and the Company issued 66,282 shares of common stock.

The Company has historically funded its activities from funds provided by capital raising through the issuance of its shares and from advances from affiliated entities. The Company has in place a planning and budgeting process to help determine the funds required to support the Company's operating requirements and its exploration and pre-development plans. Based on this process and the amount of the Company's cash and other current assets as of December 31,2010, management believes that the Company has sufficient operating liquidity to sustain its activities through 2011. However, as the Company has not yet generated income producing activities, it will continue to seek opportunities to raise additional funds from capital raising efforts through the issuance of its shares, funding from affiliated entities as may be available and other financing arrangements until which time as the Company can commence revenue producing activities.

As future exploration and development activities will require additional financing, the Company is pursuing varying strategies to accomplish this including obtaining third parties to take an ownership interest in or to provide financing for the anticipated development activities related to the phosphate project, as well as capital raising through share issuances.

Contractual Obligations	Total A$000’s	Less than 1 year A$000’s	1-3 Years A$000’s	3-5 Years A$000’s	More than 5 years A$000’s
Long term debt obligations	2,835	224	495	2,116	-
Capital lease obligations	709	455	254	-	-
Operating lease obligations	547	277	270	-	-
Purchase obligations	-	-	-	-	-
Other long term liabilities reflected on the consolidated balance sheet under GAAP	926	76	126	126	598

	5,017	1,032	1,145	2,242	598

Impact of Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements on the Company’s annual financial statements, see Note 2 to the Company’s Financial Statements which are included herein.

Item 7.	Quantitative and Qualitative Disclosures About Market Risk.

At December 31, 2010, the Company had long-term debt of A$2,835,482 (US$2,881,700). As the Loan Facility is US dollars, a change in the exchange rate between the A$ and the US$ will have an effect on the amounts reported in the Company’s consolidated financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the US$ exchange rate will have an A$28,355 effect on the consolidated balance sheet and income statement..

The Company reports in A$ and holds cash denominated in US dollars. At December 31, 2010, this amounted to US$4,109,792 (A$4,043,877). A change in the exchange rate between the A$ and the US$ will have an effect on the amounts reported in the Company’s consolidated financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the US$ exchange rate will have an A$40,039 effect on the consolidated balance sheet and income statement. The balance of cash of A$21,122,033 is held in Australian dollars.

The Company holds trading securities in Australian and US listed corporations. The trading securities in Australian corporations amounted to A$150,000 at December 31, 2010 and are affected by the volatility of the Australian stock market.. The US listed corporations are traded in US$ and at December 31, 2010, this amounted to US$115,595 (A$113,741).  The trading securities are affected by the movement of the A$ against the  US$  and volatility of the US stock market. A change in the exchange rate between the A$ and the US$ will have an effect on the amounts reported in the Company’s consolidated financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the US$ exchange rate will have an A$1,126 effect on the consolidated balance sheet and income statement.

The Company holds an investment in a Fund denominated in euros.  At December 31, 2010, this amounted to €1,700,000 (A$2,784,477). A change in the exchange rate between the A$ and the € will have an effect on the redemption amount and reported gain or loss on sale of the investment. The investment is carried at cost and the effect of € exchange rate at December 31, 2010 on the income statement if the investment was redeemed is A$(379,339).

Item 8.	Financial Statements and Supplementary Data.

See the Financial Statements beginning on page F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants or any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the three years ended December 31, 2010.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2010. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

PKF LLP (formerly PKF, Certified Public Accountants, A Professional Corporation), the Company’s independent registered public accounting firm, has issued their report on their audit of the Company’s internal control over financial reporting as of December 31, 2010, a copy of which is included herein.

(b)	Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Legend International Holdings, Inc.

We have audited Legend International Holdings, Inc.’s (an Exploration Stage Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Legend International Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Legend International Holdings, Inc. (an Exploration Stage Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Legend International Holdings, Inc (an Exploration Stage Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2008, 2009 and 2010 and the cumulative amounts from inception, January 5, 2001 through December 31, 2010 and our report dated March 14, 2011 expressed an unqualified opinion thereon.

New York, NY                                                                          /s/ PKF LLP
March 14, 2011

(c)	Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the Company’s fourth fiscal quarter.

(d)      Other

We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of December 31, 2010, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets out certain information concerning the Company’s executive officers and directors.

Name	Age	Position(s) Held

Joseph Gutnick	58	Chairman of the Board President, Chief Executive Officer and Director.

David Tyrwhitt	72	Director

Dr U.S Awasthi	65	Director

Manish Gupta	44	Director

Dr Allan Trench	47	Director

Henry Herzog	69	Director

Peter Lee	53	Secretary, Chief Financial Officer and Principal Accounting Officer.

Craig Michael	33	Executive General Manager

Edward Walker	39	Project Manager

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

Joseph Gutnick

Mr Gutnick has been Chairman of the Board, President and Chief Executive Officer since November 2004 and has been Chairman of the Board, President and Chief Executive Officer of numerous public listed companies in Australia and the USA specialising in the mining sector since 1980. Mr Gutnick is currently Chairman of the Board, President and Chief Executive Officer of Golden River Resources Corporation, Northern Capital Resources Corporation, Great Central Resources Corporation, Electrum International, Inc. and Aurum, Inc., US corporations; and Executive Chairman and Managing Director of North Australian Diamonds Limited, Top End Uranium Limited and Quantum Resources Limited, all listed on Australian Securities Exchange. He has previously been a Director of Hawthorn Resources Limited, Astro Diamond Mines NL, Acadian Mining Corporation and Royal Roads Corporation in the last five years. Mr Gutnick was previously been a Director of the World Gold Council.  He is a Fellow of the Australasian Institute of Mining & Metallurgy and the Australian Institute of Management and a Member of the Australian Institute of Company Directors.

Mr Gutnick’s extensive experience in leading teams in building and operating major mining operations in Australia as well as his experience in founding and serving as the chief executive officer and chairman of a number of public companies will provide our Board with valuable executive leadership and management experience.

Mr Gutnick devotes a majority of his business time to the affairs of the Company.

David Tyrwhitt

Dr Tyrwhitt was appointed a Director in March 2005. He is a geologist, holding a Bachelor of Science and PhD degrees and has 50 years experience in mineral exploration and management development and operation of gold and diamond mines in Australia.  Dr Tyrwhitt has been a Director of numerous public listed companies in Australia in the mining industry and is currently a Director of Hawthorn Resources Limited, Bassari Resources Ltd, Quantum Resources Limited, Golden River Resources Corp, a Delaware corporation (GORV.OB) and Northern Capital Resources Corp., a Delaware corporation since 2008. In the last five years, he has also been a Director of Astro Diamond Mines NL.

Dr Tyrwhitt’s experience in working on mining projects in Australia and technical skills will provide our Board with an Australian perspective to mining operations.

U.S. Awasthi

Dr Awasthi was appointed a Director in August 2008. Dr. Awasthi has been the Managing Director of IFFCO since February 1993, the largest producer and seller of fertilizers in India. Dr. Awasthi has worked in various pivotal positions in IFFCO & KRIBHCO and acquired all-round expertise in planning and execution of fertilizer plants and was closely associated with the construction of Hazira as well as Aonla Projects. In 1986, he joined Pyrites, Phosphates & Chemicals Limited (PPCL) as its Chairman and Managing Director. He also held additional charge as Chairman & Managing Director of Rashtriya Chemicals & Fertilizers Ltd. (RCF) from April 1991 to March 1992. Dr Awasthi was the Chairman of the Fertilizer Association of India (FAI), New Delhi, during 1994-96. He held the position of President, International Fertilizer Industry Association (IFA), Paris during 1997-99. Dr Awasthi has over 30 papers to his credit and has co-authored a book ‘Fertilizer Industry in India’.

Dr Awasthi’s experience in the international fertilizer markets will provide our Board with a valuable perspective on the development and operation of fertilizer plants and marketing of fertilizer products.

Manish Gupta

Mr Gupta was originally appointed a Director in August 2008, before resigning in November 2009 due to other commitments. Mr Gupta was re-appointed as a Director in December 2010. Mr Manish Gupta graduated from the Indian Institute of Technology (IIT), Delhi, India in 1988 with a Bachelor of Technology specialising in Civil Engineering and continued his studies at the Institute of Management (IIM), Calcutta, India where he gained a Post Graduate Diploma in Management in 1990 specialising in Development, Marketing, and then at the University of Pune, Pune, India where he gained a Bachelor of Laws (LLB) in 1996 excelling in Taxation and Commercial Laws. Mr Gupta has held several positions in the Indian Government including with the Indian Taxation Office and as Deputy Secretary to the Government of India, Ministry of Chemicals and Fertilisers, and as an Additional Commissioner of Income Tax and Officer on Special Duty to the Revenue Secretary, Government of India. In May 2004, he joined IFFCO and currently heads the strategic management team of IFFCO, responsible for formulating the future vision of the society and associated strategic decision making including setting up new ventures and partnerships, acquisition of existing ventures and diversification in new areas.

Mr. Gupta’s experience in the international fertilizer markets and his engineering background will provide our Board with a valuable perspective in the development of the Company’s phosphate project.

Allan Trench

Dr Trench was appointed a Director in August 2008. Dr Allan Trench is a geologist/geophysicist and business management consultant with approximately 20 years experience within the Australian resources sector across a number of commodity groups and is currently Chairman of the Board and a Director of Acadian Mining Corporation (ADA:TSX), a Director of Navigator Resources Ltd, Pioneer Resources Limited and Venturex Resources Limited, and was a Director of Heron Resources Ltd during the past five years. Dr Trench was the Exploration Manager for WMC for the Leinster-Mt Keith region and then managed a number of exploration companies associated with Mr Joseph Gutnick before joining McKinsey & Company as a management consultant. In his role at McKinsey, Dr Trench was an advisor to a number of large international resources companies on strategic, organization and operational issues. From 2004 to 2006 Dr Trench was employed in a contract role as corporate strategist end benchmarking manager at Woodside Energy, helping to building Woodside’s capability in strategy, benchmarking and performance improvement across its global asset portfolio. Following this, he was employed by the CRU Group and was firstly responsible for global copper research managing a team of 12 analysts and more recently as Regional Director - Australasia. Dr Trench also serves as a non executive director for two other resource companies and currently holds the title of Adjunct Professor of Mineral Economics & Mine Management at the WA School of Mines, Curtin University.

Dr Trench’s experience in working on complex mining projects internationally and Australia and technical skills will provide our Board with a valuable perspective on conducting business in international jurisdictions.

Henry Herzog

Mr Henry Herzog has more than 40 years of corporate and management experience. He has been a Director of the Company since August 2008. Mr Herzog has served in various positions as President, Vice President or Director of a number of publicly listed companies in Australia and the United States, predominantly in the mining sector and is currently also a Director of North Australian Diamonds Limited (NAD:ASX). Mr Herzog was responsible for the restructuring and reorganization of several publicly listed companies including Bayou International Limited, now known as Golden River Resources Corporation (GORV.OB), where he served as its President and Chief Executive Officer from 1986 to 1999 and as a Vice President from 1988-1989. For at least the past five years, Mr Herzog has also been managing a number of private investment entities. He is also a member of the Board of Trustees of a non-profit college of higher education.

Mr Herzog’s experience in corporate and management of international companies will provide our Board with a valuable perspective on conducting business in international jurisdictions.

Peter Lee

Mr Lee has been Chief Financial Officer since March 2005 and Secretary since November 2004.  He is a Director, Chief Financial Officer and Secretary of Golden River Resources Corp, a Delaware corporation (GORV.OB), Chief Financial Officer and Secretary of Aurum, Inc. (AURM.OB), Electrum International, Inc. (PNDI.OB), Northern Capital Resources Corp and Great Central Resources Corp, and Chief Financial Officer and Company Secretary of North Australian Diamonds Limited, Top End Uranium Ltd and Quantum Resources Limited, all listed on Australian Securities Exchange. Mr Lee is also President, Chief Executive Officer and Director of Acadian Mining Corporation (ADA:TSX) and Chairman of the Board and Director of Royal Roads Corp (RRO:TSX-V). Mr Lee is a Member of the Institute of Chartered Accountants in Australia, a Fellow of Chartered Secretaries Australia Ltd., a Member of the Australian Institute of Company Directors and holds a Bachelor of Business (Accounting) from Royal Melbourne Institute of Technology. He has over 30 years commercial experience and is currently Chief Financial Officer and Company Secretary of several listed public companies in Australia.

Mr Lee devotes a majority of his business time to the affairs of the Company.

Craig Michael

Mr Michael has been Executive General Manager of the Company since September 2007 and has more than nine years experience in the mining and resources industry and is a Director of Aurum, Inc. (AURM:OB), Electrum International, Inc. (PNDI:OB), Quantum Resources Limited (QUR:ASX) and North Australian Diamonds Limited (NAD:ASX). From February 2004 to September 2007, he was employed by Oxiana Ltd where he was based in Laos in a Supervisor/Trainer role, both as a Mine Geologist and Resource Geologist at the Sepon Copper Gold Project. He was responsible for the geological interpretation of the Khanong copper-gold deposit and the surrounding oxide and primary gold deposits. In conjunction with training the national geologic staff in all mining and resource geology functions Mr Michael also conducted resource estimates for public reporting. Prior to his time with Oxiana, he was a Mine Geologist at Sons of Gwalia’s Carosue Dam Gold Project in Western Australia where he also conducted his honours thesis on their flagship Karari gold deposit.

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

The Company encourages all Directors to attend the Annual Meeting of stockholders, either in person or by telephone. Mr. Gutnick, Mr. Herzog and Dr Trench attended the 2010 Annual Meeting. Dr Awasthi and Dr Tyrwhitt were unavailable due to business commitments.

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

At a meeting of the Board of Directors on August 12, 2008, it was resolved that Dr. Allan Trench, Dr. David Tyrwhitt and Mr. Henry Herzog be appointed to the Audit Committee and the Compensation Committee and that Dr. Allan Trench be the Chair of both of the Committees.  It is the opinion of the Board of Directors that Dr. David Tyrwhitt, Dr. Allan Trench and Mr. Henry Herzog are independent directors as defined in Rule 10A-3 of the Securities Exchange Act of 1934. In addition, the Board believes that Dr. David Tyrwhitt, Dr. Allan Trench and Mr. Henry Herzog would meet the director independence requirements of the NASDAQ Stock Market if we were listed on such Market.  The Board has designated Dr Trench as an “audit committee financial expert” under the rules and regulations of the SEC for purposes of Section 407 of the Sarbanes-Oxley Act of 2002 after determining that he meets the requirements for such designation.

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
Legend International Holdings, Inc.
PO Box 6315 St Kilda Road
Central Melbourne, Victoria 8008 Australia

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our Directors, executive officers and beneficial owners of more than 10% of the outstanding Common Stock are required to file reports with the Securities and Exchange Commission concerning their ownership of and transactions in our Common Stock and are also required to provide to us copies of such reports.  Based solely on such reports and related information furnished to us, we believe that in fiscal 2010 all such filing requirements were complied with in a timely manner by all Directors and executive officers and 10% stockholders.

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

●
Adequately and fairly compensate executive officers in relation to their responsibilities, capabilities and contributions to the Company and in a manner that is commensurate with compensation paid by companies of comparable size and at a comparable stage of development within our industry;

●	Align the interests of the executive officers with those of the stockholders with respect to short-term operating goals and long-term increases in the value of our common stock; and
●	Provide a strong emphasis on equity-based compensation and equity ownership, creating a direct link between stockholder and management interests.

These objectives serve as the guiding principles for all the decisions the Compensation Committee makes with respect to the amount and type of compensation payable to our named executive officers.

Mix of Compensation Elements

Our executive compensation during fiscal 2010 consisted of base salary, benefits and perquisites. We do not have any formal or informal policy or target for allocating compensation between long-term and short term compensation, between cash and non-cash compensation or among the different forms of non-cash compensation. Similarly, compensation decisions regarding one compensation component do not directly affect decisions regarding other compensation elements. For example, an increase to the base salary of a named executive officer does not require a formulaic decrease to another element of the executive’s compensation. Instead, we have determined subjectively on a case-by-case basis the appropriate level and mix of the various compensation components.

We believe that together all of our compensation components provide a balanced mix of base compensation and compensation that is contingent upon each executive officer’s individual performance and our overall performance. A goal of the compensation program is to provide executive officers with a reasonable level of security through base salary and benefits, while rewarding them through incentive compensation to achieve business objectives and create stockholder value. We believe that each of our compensation components is critical in achieving this goal. Base salaries provide executives with a base level of monthly income and security. long-term equity incentive awards link the interests of our executives with our stockholders, which motivates our executives to create stockholder value. In addition, we want to ensure that our compensation programs are appropriately designed to encourage executive officer retention, which is accomplished through all of our compensation elements.  We also consider whether the Company’s executive compensation programs encourage excessive risk taking or raise the Company’s risk profile, which we do not believe to be the case.

Components of Compensation

Base Salary.  The base salaries for the Company’s named executive officers for the year ended December 31, 2010 were reviewed effective December 2009 by AXIS with the consultation and approval of the Company’s Board of Directors. The services of our named executive officers are provided to us under a Service Agreement with AXIS Consultants Pty Ltd. Cash compensation is paid to the named executive officers by AXIS and is reimbursed to AXIS by the Company. AXIS advised that adjustments to base salaries are generally determined based upon a number of factors, including the client companies performance (to the extent such can fairly be attributed or related to each executive’s performance), as well as the nature of each executive’s responsibilities, capabilities and contributions, and whether their salary fairly reflect job responsibilities and prevailing market conditions and rates of pay. AXIS advised that it considered each of these factors but did not assign a specific value to each factor in setting base salaries for 2010. The Company believes that the remuneration (including salaries) charged to the Company by AXIS for the Company’s named executive officers have historically been reasonable in relation to the Company’s size and performance. We do not use benchmarking as a fixed criteria to determine compensation.  Rather, after subjectively setting compensation based on the above factors, we reviewed the compensation paid to officers based on our knowledge of salaries paid in the industry in Australia to obtain a general understanding of the reasonableness of base salaries and other compensation payable to our named executive officers. AXIS has advised that the level of remuneration charged to the Company for the named executive officers for the year ended December 31, 2010 was comparable to 2009 as a result of the continuing significant amount of time spent by those named executive officers with the development of the phosphate project of the Company, the investments of the Company and corporate compliance matters dealt with as a result of the increase in the level of activity. The Company acknowledged the increase in activity referred to by AXIS and believes the increase in the level of remuneration appropriate given the circumstances.

Cash Bonuses   AXIS with the acknowledgement of the Company, did not pay cash bonuses in 2010 given the status of the Company’s phosphate project. In 2009, AXIS with the acknowledgement of the Company awarded cash bonuses to the Company’s named executive officers for the period July 2008 to December 2009 to acknowledge the significant work undertaken by the named executives of the Company in advancing the phosphate project of the Company for the benefit of shareholders. The bonuses were not based on a predetermined formula. In determining the contribution of each individual executive, the Company acknowledged the contribution of each of the executive management team in the efficient running of the Company, Mr. Gutnick and Michael in the Company’s negotiations with external parties in the advancement of the Company’s affairs and activities, Mr. Walker’s contribution in leading the development team in pre-development activities and negotiations with potential infrastructure companies; and Mr. Lee’s contribution in leading the finance, corporate and secretarial team through the increasing compliance and reporting matters in connection with the Company’s acquisition of its interest in NADL. Each of the bonuses were based on a flat amount plus an amount of 10% of salary. The Company’s independent directors, at the time, were consulted on the bonuses and determined that the bonuses were reasonable given the overall advancement of the Company’s activities.

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

Accounting and Tax Treatment

The accounting treatment of our compensation plans is not a significant factor in how we design our executive compensation plans. Section 162(m) of the Internal Revenue Code of 1986, as amended, generally denies publicly-held corporations a federal income tax deduction for compensation exceeding $1,000,000 paid to named executive officers, excluding performance-based compensation. Through December 31, 2010, we have not paid compensation to any of our named executive officers in excess of $1,000,000, excluding performance-based compensation, thus Section 162(m) has not limited our ability to deduct executive compensation, however the Compensation Committee will continue to monitor the potential impact of this provision on our ability to deduct executive compensation.

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

Compensation Committee Report

The Compensation Committee, comprised of independent directors, reviewed and discussed the above Compensation Discussion and Analysis with the Company’s management. Based on that review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee:

Dr. Allan Trench
Dr. David Tyrwhitt
Mr. Henry Herzog

The following table sets forth the annual salary, bonuses and all other compensation awards and pay outs on account of our Chief Executive Officer, Chief Financial Officer and Secretary and Executive General Manager for services rendered to us during the fiscal years ended December 31, 2008, 2009 and 2010, and for our and Project Manager for 2009 and 2010.  No other executive officer received more than US$100,000 per annum during this period.

Summary Compensation Table

Name and Principal Position	Year	Salary (A$)	Bonus (A$)	Stock Awards (A$)	Option Awards (A$)	Non-Equity Incentive Plan Compensation (A$)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (A$)	All Other Compensation (A$)	Total (A$)
Joseph Gutnick, Chairman of the Board, President and CEO	2010 2009 2008	718,031 675,210 487,000	- 125,000 100,000	- - -	[781,801] [776,530] 1,323,168 (i)	- - -	- - -	158,557 147,886 118,288 (ii)	876,588 948,096 2,028,456
Peter Lee, CFO & Secretary	2010 2009 2008	309,389 309,596 214,634	- 82,500 80,000	- - -	[67,544] [208,412] 480,499 (i)	- - -	- - -	85,248 98,417 58,339 (ii)(iii)	394,637 490,513 833,471
Craig Michael, Executive General Manager	2010 2009 2008	323,750 254,377 206,518	- 77,500 80,000	- - -	[97,268] [299,500] 699,453 (i)	- - -	- - -	112,710 75,170 19,362 (ii)(iii)	436,460 407,047 1,005,333
Edward Walker, Project Manager	2010 2009	275,000 240,837	- 75,000	- -	[33,853] 71,351 (i)	- -	- -	27,990 40,291 (ii)(iii)	302,990 427,479
(i)
The amounts included in the table for option awards have been calculated in accordance with FASB ASC Topic 718. They relate to the value of the options that have not been exercised by the individual and accordingly no value has been realized.  See Note 7 to the Company’s Consolidated Financial Statements.

(ii)	Includes share of superannuation contributions made by AXIS applicable to salaries charged to the Company.
(iii)	Includes share of cost of motor vehicle costs made by AXIS applicable to Messrs. Lee, Michael and Walker and accommodation for Mr Michael as charged to the Company.

The services of our Chief Executive Officer, Chief Financial Officer & Secretary, Executive General Manager and Project Manager are provided to us pursuant to a Service Agreement effective December 1, 2004 (the “Service Agreement”) by and between AXIS Consultants Pty Limited and ourselves.

Grants Of Plan-Based Awards In Fiscal 2010

There were no options granted to executive officers during fiscal 2010.

Outstanding Equity Awards at Fiscal Year-End

Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Been Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Joseph Gutnick, Chairman of the Board, President and CEO	5,000,000 2,250,000	- -	-	US$2.00 US$1.00	2/07/18 9/19/16	-	-	-	-
Peter Lee, CFO and Secretary	787,500 787,500 1,000,000	- - -	-	US$0.444 US$1.00 US$1.00	9/19/16 9/19/16 12/28/17	- - -	- - -	- - -	- - -
Craig Michael, Executive General Manager	150,000 150,000 1,250,000	- - -	- - -	US$0.444 US$1.00 US$1.00	9/10/17 9/10/17 12/28/17	- - -	- - -	- - -	- - -
Edward Walker, Project Manager	333,334	-	-	US$1.00	04/12/18	-	-	-	-

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

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2010, information regarding options under our 2006 stock option plan, our only active plan.  The 2006 stock option plan has been approved by our stockholders. Outstanding options under this plan that are forfeited or cancelled will be available for future grants.  All of the options are for the purchases of our Common Stock.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available future issuance under equity compensation (excluding securities reflected in Column One)
Equity compensation plans approved by security holders	22,875,000	A$1.32	2,148,950
Equity compensation plans not approved by security holders	-	-	-

Director Compensation [Were options granted in 2010?  If not, they should not be in this table.]

Name	Fees Earned or Paid in Cash (A$)	Stock Awards ($)	Option Awards ($) (i)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total (A$)
David Tyrwhitt	66,000	-	-	-	-		66,000
Dr US Awasthi	60,000	-	-	-	-		60,000
Manish Gupta	-	-	-	-	-		-
Dr Allan Trench	66,000	-	-	-	-		66,000
Henry Herzog	66,000	-	-	-	-		66,000
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

The following table sets out, to the best of our knowledge, the numbers of shares in us beneficially owned as at December 31, 2010 by:

(i)	each of our present Executive Officers and Directors,

(ii)	each person (including any “group” as that term is defined in Section 13(d)(3) of the Securities Exchange Act) who beneficially owns more than 5% of our Common Stock, and

(iii)	all of our present Directors and officers as a group.

Title of Class	Name	Number of Shares Owned		Percentage of Shares (1)
Shares of Common Stock	Joseph and Stera Gutnick *	75,926,726	(2)(3)(4)(5)	33.54

Shares of Common Stock	David Tyrwhitt *	666,666	(6)	**

Shares of Common Stock	U.S. Awasthi *	233,334	(7)	**

Shares of Common Stock	Manish Gupta	233,334	(8)	**

Shares of Common Stock	Allan Trench *	233,334	(9)	**

Shares of Common Stock	Henry Herzog *	1,118,274	(10)(11)	**

Shares of Common Stock	Peter Lee *	2,575,000	(12)	1.14

Shares of Common Stock	Craig Michael *	1,550,000	(13)	**

Shares of Common Stock	Edward Walker *	333,334	(14)	**

	All officers and Directors As a Group	82,870,002		36.60

Shares of Common Stock	Attara Fund Ltd. 767 Fifth Avenue – 12th Fl. New York, NY 10153	30,820,900	(15)	13.61

Shares of Common Stock	Kisan International Trading, FZE Emaar Business Park No.2, Office 562, Jebel Ali Dubai, UAE Post Box 261835	34,300,464	(16)	15.1

Shares of Common Stock	Soros Fund Management LLC 888 Seventh Avenue New York, NY 10106	23,431,180	(17)	10.35

*	unless otherwise indicated, the address for each person is C/- Legend International Holdings, Inc., Level 8, 580 St Kilda Road, Melbourne, Victoria 3004, Australia.
**	less than 1%

Notes relating to Item 12:

(1)	Based on 226,399,674 shares outstanding as of December 31, 2010.

(2)
Includes 48,775,476 shares of Common Stock owned by Renika Pty. Ltd., of both of which Mr Joseph Gutnick, Stera M. Gutnick and members of their family are officers, Directors and principal stockholders.

(3)
Includes  shares issuable to Mr Joseph Gutnick upon exercise of 750,000 stock options of which vested on September 19, 2007, 750,000 options which vested on September 19, 2008, 1,666,667 options which vested on February 7, 2009, 750,000 options which vested on September 19, 2009, 1,666,667 options which vested on February 7, 2010 and 1,666,666 options which vested on February 7, 2011.

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

(6)
Include  shares issuable to Mr. Tyrwhitt upon exercise of stock options which vested on July 21, 2009 and 333,333 options which vested on July 21, 2010. Does not include shares issuable upon exercise of 333,334 options which vest on July 21, 2011.

(7)
Includes  shares issuable  to Dr. Awasthi upon exercise of 116,667 stock options which vested on December 4, 2009 and 116,667 options which vested on December 4, 2010. Does not include shares issuable upon exercise of 116,666 options which vest on December 4, 2011.

(8)
Includes  shares issuable  to Mr. Gupta upon exercise of 116,667 stock options which vested on December 4, 2009 and 116,667 options which vested on December 4, 2010. Does not include shares issuable upon exercise of 116,666 options which vest on December 4, 2011.

(9)
Includes  shares issuable to Dr. Trench upon exercise of stock 116,667 options which vested on August 11, 2009 and 116,667 options which vested on August 11, 2010. Does not include shares issuable upon exercise of 116,666 options which vest on August 11, 2011.

(10)	Includes 884,940 shares of Common Stock owned by Riccalo Pty. Ltd., of which Mr Henry Herzog and members of his family are officers, Directors and principal stockholders.

(11)
Includes  shares issuable  to Mr. Herzog upon exercise of 116,667 stock options which vested on December 4, 2009 and 116,667 options which vested on December 4, 2010. Does not include shares issuable upon exercise of 116,666 options which vest on December 4, 2011.

(12)
Includes  shares issuable to Mr. Peter Lee upon exercise of 525,000 stock options of which vested on September 19, 2007, 525,000 options which vested on September 19, 2008, 333,333 options which vested on December 28, 2008, 333,333 options which vested on December 28, 2009, 525,000 options which vested on September 19, 2009 and 333,334 options which vested on December 28, 2010.

(13)
Includes  shares issuable to Mr. Craig Michael upon exercise of 100,000 stock options of which vested on September 10, 2008, 416,666 options which vested on December 28, 2008, 100,000 options which vested on September 10, 2009, 416,667 options which vested on December 28, 2009, 100,000 options which vested on September 10, 2010 and 416,667 options which vested on December 28, 2010.

(14)
Includes  shares issuable to Mr. Walker upon exercise of 166,667 stock options which vested on December 4, 2009 and166,667 options which vested on December 4, 2010. Does not include 166,666 shares issuable upon exercise of options which vest on December 4, 2011.

(15)	In accordance with a Schedule 13G dated December 3, 2009, Attara Capital L.P. and Mr. David Slager may be deemed to be beneficial owners of the shares of Common Stock.

(16)	Includes 34,300,464 shares of common stock owned by Kisan International Trading, FZE, a subsidiary of Indian Farmers Fertilizer Cooperative Limited (“IFFCO”).

(17)
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

In December 2004, the Company entered into an agreement with AXIS Consultants Pty Ltd to provide geological, management and administration services to the Company.  AXIS is affiliated through common management and is incorporated in Australia. AXIS’ principal business is to provide geological, management and administration services to companies. We are one of ten affiliated companies that AXIS provides services to, namely, Legend, Quantum Resources Limited, North Australian Diamonds Ltd, Top End Uranium Ltd, Northern Capital Resources Corp, Golden River Resources Corp, Great Central Resources Corp. (formerly Yahalom International Resources Corp), Aurum Inc, Electrum International Inc., Acadian Mining Corporation.  Each of the companies has some common Directors, officers and shareholders. In addition, each of the companies is substantially dependent upon AXIS for its senior management and certain mining and exploration staff.  A number of arrangements and transactions have been entered into from time to time between such companies.  It has been the intention of the affiliated companies and respective Boards of Directors that each of such arrangements or transactions should accommodate the respective interest of the relevant affiliated companies in a manner which is fair to all parties and equitable to the shareholders of each. Currently, there are no material arrangements or planned transactions between the Company and any of the other affiliated companies other than AXIS.

Legend holds a 9.09% interest in AXIS at a cost of A$1 and which is accounted for under the cost method and any profits generated by AXIS are returned to its shareholders in the form of dividends.

AXIS is paid by each company it manages for the costs incurred by it in carrying out the administration function for each such company. Pursuant to the Service Agreement, AXIS performs such functions as payroll, maintaining employee records required by law and by usual accounting procedures, providing insurance, legal, human resources, company secretarial, land management, certain exploration and mining support, financial, accounting advice and services. AXIS procures items of equipment necessary in the conduct of the business of the Company. AXIS also provides for the Company various services, including but not limited to the making available of office supplies, office facilities and any other services as may be required from time to time by the Company as and when requested by the Company.

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

During 2010, AXIS charged the Company A$7,003,453 in management fees including salaries incurred in relation to AXIS staff that provided services to the Company, A$7,598,615 for exploration services provided to the Company, interest of A$174,011, and provided advances of A$17,318,036. AXIS charged interest at a rate between 10.05% and 11.19% for 2009. The amount due from AXIS at December 31, 2009 was A$2,818,609, and is included in non-current assets – advances to affiliates.

The Company appointed Mr Mordechai Gutnick, as the Company’s General Manager, Business in December, 2007. Mr Gutnick is the son of Joseph Gutnick, the Company’s President and Chairman of the Board. Mr Mordechai Gutnick receives an annual salary paid via AXIS.  In addition, in December, 2007, Mr Mordechai Gutnick was granted 2,000,000 stock options.

During the 2010 year, the Company increased it investment in North Australian Diamonds Ltd (“NADL”) through on-market purchases on the Australian Securities Exchange. At December 31, 2010, the Company held 50.40% of the issued shares of NADL. The Company’s President and Chief Executive Officer, Executive General Manager and one of its independent Directors are Executive Chairman and Managing Director, and Directors respectively of NADL.  In addition, the Company’s President is a director and officer of Great Central Resources Corporation (“GCRC”). During Legend’s takeover bid for NADL in 2009, GCRC tendered 378,275,603 NADL shares to the Company for which it received A$3,058,660, or A$0.008 per share, which represented its cost of purchase for the NADL shares and was less than the A$0.015 per share purchase price paid to the non-affiliated shareholders of NADL.  All of the shares in GCRC are held in trust by Northern Raizel Pty Ltd., as trustee of a family trust for the benefit of members of the Company’s President’s family. The Company’s President is a director and a stockholder of Northern Raizel. The Company’s President did not take part in any material decision made by either the Company or NADL relating to the Offer and/or the Takeover Bid.

During the 2009 year, the Company and NADL entered into a camp access agreement and airfield access agreement relating to the Merlin camp and airstrip to allow the Company to utilize these facilities. During the 2010 year, under the camp access agreement, the Company paid NADL A$322,184 for accommodation, meals and fuel and the Company paid NADL A$205,205 for costs incurred on behalf of Legend. NADL paid the Company A$505,648 for costs incurred on behalf of NADL. At December 31, 2010, the Company owes NADL A$24,896 under the agreement.

During the 2010 year, the Company took additional private placements of shares of common stock in Northern Capital Resources Corp (“NCRC”). At December 31, 2010, the Company held 31.46% of the shares of NCRC. The Company’s President and Chief Executive Officer and one of its independent Directors (Dr Tyrwhitt) are President and Chief Executive Officer and Director respectively of NCRC and certain companies with which the Company’s President is affiliated own approximately 39.85% of the outstanding shares of NCRC. The amount due from NCRC at December 31, 2010 was A$220,877 and is included under non-current assets – advances to affiliates.

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

Item 14.	Principal Accounting Fees and Services.

The following table shows the fees incurred for fiscal 2010 and 2009.

	2010 A$	2009 A$

Audit fees	212,325	220,199
Tax fees	33,054	35,102

Total	245,379	255,301

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Documents filed as part of the report.

(1)	All Financial Statements
Page

	Report of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheet	F-2
	Consolidated Statements of Operations	F-3
	Consolidated Statements of Stockholders’ Equity (Deficit)	F-4
	Consolidated Statements of Cash Flows	F-7
	Notes to Consolidated Financial Statements	F-8 - F-24

(2)	Financial Statements Schedule

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

Dated: March 15, 2011

FORM 10-K Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature		Title	Date

/s/ Joseph Gutnick
1.		Chairman of the Board,
	Joseph Gutnick	President and Chief Executive
Officer (Principal Executive
		Officer) and Director	March 15, 2011

/s/ David Tyrwhitt
2.		Director	March 15, 2011
David Tyrwhitt

/s/ Peter Lee
3.		Chief Financial Officer and
	Peter Lee	Secretary (Principal Financial
		and Accounting Officer)	March 15, 2011

/s/ U S Awasthi
4.		Director	March 15, 2011
U S Awasthi

/s/ Manish Gupta
5.		Director	March 15, 2011
Manish Gupta

/s/ Allan Trench
6.		Director	March 15, 2011
Allan Trench

/s/ Henry Herzog
7.		Director	March 15, 2011
Henry Herzog

EXHIBIT INDEX

Incorporated by
Reference to:

Exhibit No.	Exhibit

1.1	Subscription Agreement (1)

3.1	Certificate of Incorporation (1)

3.2	Amended Certificate of Incorporation (2)

3.3	Bylaws (1)

3.4	Specimen Stock Certificate (1)

3.5	Amendment to Certificate of Incorporation (6)

10.1	2006 Incentive Option Plan (3)

10.2	Contract for the Sale of Mining Tenements (4)

10.3	Subscription Agreement dated as of December 12, 2007 (6)

10.4	Agreement with Iron Duyfken Pty Limited dated November 2, 2007 (7)

10.5	Agreement with Ansett Resources & Industries Pty Ltd. dated November 7, 2007 (7)

10.6	Agreement with King Eagle Resources Pty Limited dated December 7, 2007 (8)

10.7	Form of Subscription Agreement for BMO Offering (9)

10.8	Agency Agreement dated as of June 3, 2008 (9)

10.9	Registration Rights Agreement dated as of June 3, 2008 (9)

10.10	Form of Broker Warrant (9)

10.11	Share Options agreement dated July 14, 2008 with Indian Farmers Fertilizer Cooperative Limited (IFFCO)(10)

10.12	Service Agreement with AXIS Consultants Pty Ltd dated February 25, 2005 (11)

21.1	Subsidiaries of the Registrant (5)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Joseph Isaac Gutnick (5)

31.2	Certification of Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter James Lee (5)

32.1	Certification of Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Joseph Isaac Gutnick (5)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Peter James Lee (5)

Footnotes:

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form SB-2, filed on February 2, 2001, File No. 333-55116, and the amendments thereto.

(2)	Incorporated herein by reference to the Company’s current report on Form 8-K filed on March 21, 2003.

(3)	Incorporated herein by reference to the Appendix to the Company’s Proxy Statement filed on October 19, 2006.

(4)	Incorporated by reference to the Company’s current report on Form 8-K filed on March 10, 2006.

(5)	Filed herewith

(6)	Incorporated herein by reference to the Company’s Form 10-K filed on March 17, 2008

(7)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 28, 2007.

(8)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 28, 2007.

(9)	Incorporated herein by reference to the Company’s Post Effective Amendment No 1 Registration Statement on Form S-1 filed on July 18, 2008 (SEC File No. 333-145082).

(10)	Incorporated herein by reference to the Company’s current Report on Form 8-K filed on July 16, 2008.

(11)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on March 8, 2005.

Consolidated Financial Statements for the years ended December 31, 2010 and 2009.

Legend International Holdings, Inc.
Audited Consolidated Financial Statements for the Company for the years ended December 31, 2010 and 2009.

LEGEND INTERNATIONAL HOLDINGS, INC.
(An Exploration Stage Company)

Consolidated Financial Statements

December 31, 2010 and 2009

(with Report of Independent Registered Public Accounting Firm)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Legend International Holdings, Inc

We have audited the accompanying consolidated balance sheet of Legend International Holdings, Inc (An Exploration Stage Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2008, 2009 and 2010 and the cumulative amounts from inception, January 5, 2001 through December 31, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Legend International Holdings, Inc. (an Exploration Stage Company) at December 31, 2010 and 2009, and the results of its operations and its cash flows for the periods indicated above in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2011 expressed an unqualified opinion thereon.

New York, NY                                                                                                                                                   /s/ PKF LLP
March 14, 2011

LEGEND INTERNATIONAL HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Balance Sheet
December 31, 2010

	2010A$	2009A$	Convenience Translation 2010 US$
ASSETS

Current Assets:
Cash	25,165,910	72,666,088	25,576,114
Receivables	1,164,854	1,148,567	1,183,841
Prepayments	913,035	644,033	927,917
Inventories	109,978	254,544	111,771
Other investments (note 10)	2,784,477	-	2,829,865
Marketable securities (note 10)	263,741	-	268,040
Total Current Assets	30,401,995	74,713,232	30,897,548

Non-Current Assets:
Property and equipment, net (note 3)	13,832,017	8,473,654	14,057,479
Investment in unconsolidated entities (note 6)	13,569,731	10,409,693	13,790,918
Other investments	200,000	2,928,294	203,260
Deposits (note 5)	1,176,468	2,659,494	1,195,644
Advances to affiliates (note 11)	3,039,486	1,243,172	3,089,030
Prepayments	36,850	622,272	37,450
Mineral Rights (note 13)	16,891,787	18,290,290	17,167,123
Goodwill (note 12)	1,092,950	1,092,950	1,110,765
Total Non-Current Assets	49,839,289	45,719,819	50,651,669

Total Assets	80,241,284	120,433,051	81,549,217

LIABILITIES

Current Liabilities:
Accounts payable and accrued expenses	2,133,651	4,086,609	2,168,430
Current portion of long-term debt (note 14)	224,078	-	227,730
Lease liability (note 9)	455,012	213,550	462,429
Total Current Liabilities	2,812,741	4,300,159	2,858,589

Non Current Liabilities:
Reclamation and remediation provision (note 8)	926,127	935,558	941,223
Long-term debt (note 14)	2,611,404	-	2,653,970
Lease liability (note 9)	254,138	297,914	258,280
Total Non Current Liabilities	3,791,669	1,233,472	3,853,473

Total Liabilities	6,604,410	5,533,631	6,712,062

Commitments and Contingencies (Note 16)

Stockholders’ Equity
Common stock: US$.001 par value, 300,000,000 shares authorised
226,399,674 and 226,333,392 shares issued and outstanding	275,178	275,101	279,663
Additional paid-in-capital	163,808,290	163,765,820	166,478,365
Accumulated other comprehensive loss	(1,925,922)	(388,529)	(1,957,314)
Retained deficit prior to exploration activities	(839,463)	(839,463)	(853,146)
Retained deficit during exploration period	(101,591,085)	(65,262,031)	(103,247,020)

Legend Stockholders’ Equity	59,726,998	97,550,898	60,700,548
Non-controlling interests	13,909,876	17,348,522	14,136,607

Total Equity	73,636,874	114,899,420	74,837,155

Total Liabilities and Equity	80,241,284	120,433,051	81,549,217

The accompanying notes are integral part of the consolidated financial statements.

LEGEND INTERNATIONAL HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations

	For the years Ended December 31, 2010			Convenience Translation	January 5, 2001 (Inception) to December 31,
	2008 A$	2009 A$	2010 A$	2010 US$	2010 A$
Revenues:

Sales	-	-	-	-	6,353
less cost of sales	-	-	-	-	(1,362)

Gross profit	-	-	-	-	4,991

Other income
Interest income – related entity	49,931	81,503	174,011	176,847	305,445
Interest income – other	3,669,440	3,338,315	2,081,829	2,115,763	9,115,642
Other	6,534	403,266	682,048	693,165	1,091,848
Total Other income	3,725,905	3,823,084	2,937,888	2,985,775	10,512,935

Costs and expenses:
Legal, professional and accounting	707,444	880,851	898,437	913,082	2,835,192
Exploration expenditure	8,780,037	25,608,743	25,705,125	26,124,119	69,037,290
Aircraft maintenance	278,826	1,014,986	587,163	596,734	1,880,975
Stock based compensation	5,185,743	4,259,903	1,727,922	1,756,087	12,320,465
Interest expense	32,715	64,831	61,326	62,325	271,003
Impairment of investment	326,526	-	-	-	326,526
Amortization of mineral rights	-	582,710	1,398,502	1,421,297	1,981,212
Administration expenses	8,096,798	8,217,286	10,398,897	10,568,399	30,026,625
Total costs and expenses	(23,408,089)	(40,629,310)	(40,777,372)	(41,442,043)	(118,679,288)

(Loss) from operations	(19,682,184)	(36,806,226)	(37,839,484)	(38,456,268)	(108,161,362)
Adjustment to fair value on stepped acquisition	-	2,200,620	-	-	2,200,620
Writeoff/writedown of assets	-	-	(244,924)	(248,916)	(244,924)
Unrealised gain on marketable securities	70,874	113,739	66,891	67,981	251,504
Foreign currency exchange gain/(loss)	5,389,750	(4,661,096)	(674,496)	(685,490)	(106,237)

(Loss) before income taxes and equity in losses of unconsolidated entities	(14,221,560)	(39,152,963)	(38,692,013)	(39,322,693)	(106,060,399)
Provision for income taxes	-	-	-	-	-

(Loss) before equity in losses of unconsolidated entities	(14,221,560)	(39,152,963)	(38,692,013)	(39,322,693)	(106,060,399)
Equity in losses of unconsolidated entities (note 6)	-	(345,707)	(1,440,407)	(1,463,885)	(1,786,114)

Net (loss)	(14,221,560)	(39,498,670)	(40,132,420)	(40,786,578)	(107,846,513)

Net (loss) attributable to non-controlling interests	-	1,612,599	3,803,366	3,865,361	5,415,965

Net (loss) attributable to Legend stockholders	(14,221,560)	(37,886,071)	(36,329,054)	(36,921,217)	(102,430,548)

Basic and diluted loss per common shares	(0.07)	(0.17)	(0.16)	(0.16)	(1.06)

Weighted average number of common shares used in per share calculations	204,500,520	226,327,933	226,379,880	226,379,880	96,881,995

The accompanying notes are integral part of the consolidated financial statements.

LEGEND INTERNATIONAL HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
for the period ended December 31, 2010

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
for the period ended December 31, 2010
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

LEGEND INTERNATIONAL HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
for the period ended December 31, 2010
(continued)

	Common Stock
	Shares	Par Value A$	Additional Paid-In Capital A$	Retained (Deficit) During the Exploration Period A$	Retained (Deficit) Prior to Exploration Activities A$	Accumulated Other Comprehensive Income (Loss) A$	Non- Controlling Interests A$	Stockholders’ Equity (Deficit) A$
Shares issued on cashless exercise of options	66,282	77	(77)	-	-	-	-	-

Amortization of options under stock option plan	-	-	1,727,922	-	-	-	-	1,727,922

Options issued for consulting fees	-	-	247,163	-	-	-	-	247,163

Net unrealized loss on foreign exchange translation	-	-	-	-	-	(1,537,393)	-	(1,537,393)

Net loss attributable to Legend stockholders	-	-	-	(36,329,054)	-	-	-	(36,329,054)

Adjustment due to purchase of additional shares in subsidiary	-	-	(2,705,136)	-	-	-	(1,327,558)	(4,032,694)

Adjustment due to issue of shares by subsidiary	-	-	772,598	-	-	-	1,692,278	2,464,876

Net loss attributable to non-controlling stockholders	-	-	-	-	-	-	(3,803,366)	(3,803,366)

Balance, December 31, 2010	226,399,674	275,178	163,808,290	(101,591,085)	(839,463)	(1,925,922)	13,909,876	73,636,874

The accompanying notes are integral part of the consolidated financial statements.

LEGEND INTERNATIONAL HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statement of Cash Flows

	For the years Ended December 31			Convenience Translation	January 5, 2001 (Inception) to December 31,
	$2008A	$2009A	$2010A	2010 US$	$2010A
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (Loss)	(14,221,560)	(39,498,670)	(40,132,420)	(40,786,578)	(107,846,513)

Adjustments to reconcile net loss to net cash(used) operating activities:
Foreign currency exchange loss	(5,389,750)	4,661,096	674,496	685,490	104,894
Unrealised gain on marketable securities	(70,874)	(29,602)	(66,891)	(67,981)	(251,504)
Gain on sale of marketable securities	-	(84,137)	-	-
Shares and Options issued for Stock Based Compensation
- Employees	5,185,743	4,259,903	1,727,922	1,756,087	12,320,466
- Consultants	147,588	-	247,163	251,192	778,584
- Exploration agreement	-	-	-	-	518,000
- Registration payment arrangements	900,494	-	-	-	1,265,299
Provision for reclamation and remediation	116,192	91,722	628,213	638,453	926,127
Gain on sale of property and equipment	-	(16,761)	-	-	(16,761)
Writedown/writeoff of assets	-	-	244,924	248,916	244,924
Depreciation and amortisation	529,469	847,006	2,945,887	2,993,905	4,343,332
Adjustment to fair value on stepped acquisition	-	(2,200,620)	-	-	(2,200,620)
Equity accounting loss	-	345,707	1,440,407	1,463,886	1,786,114
Interest receivable	(49,931)	(81,503)	(138,841)	(141,104)	(270,275)
Accrued interest added to principal	-	-	-	-	37,282
Net Change in:
Receivables	(2,891,735)	881,056	1,124,863	1,143,198	168,878
Prepayments and deposits	(964,563)	(1,130,078)	(99,588)	(101,211)	(4,047,668)
Inventories	(92,194)	(162,350)	144,567	146,923	(109,977)
Accounts payable and accrued expenses	1,441,270	1,608,312	(2,252,843)	(2,289,564)	1,606,722
Net Cash (Used) In Operating Activities	(15,359,851)	(30,508,919)	(33,512,141)	(34,058,388)	(90,642,696)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of trading securities	-	1,272,343	-	-	1,272,343
Investment in trading securities	(710,072)	(377,658)	(196,772)	(199,979)	(574,430)
Investment in equity accounted investments	-	(13,082,295)	(6,194,022)	(6,294,985)	(19,986,389)
Acquisition of subsidiary	(326,526)	-	-	-	(326,526)
Investment in consolidated entity	-	(9,198,412)	(4,032,694)	(4,098,427)	(13,231,106)
Purchase of property and equipment	(4,640,717)	(3,356,338)	(6,426,532)	(6,531,284)	(14,578,152)
Proceeds from sale of property and equipment	-	110,100	-	-	110,100
Net Cash (Used) In Investing Activities	(5,677,315)	(24,632,260)	(16,850,020)	(17,124,675)	(47,314,160)

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances payable - affiliates	-	-	(2,936,845)	(2,984,715)	(2,912,998)
Repayment of convertible debenture	-	-	-	-	(130,310)
Repayment of shareholder advance	-	-	-	-	(641)
Repayment under finance leases	-	(353,944)	(402,801)	(409,367)	(756,745)
Proceeds from convertible debenture payable	-	-	-	-	130,310
Proceeds from capital/finance loans	-	-	2,938,792	2,986,694	2,938,792
Shareholder advance	-	-	-	-	6,621
Proceeds from issuance of stock	123,751,878	2,763	-	-	153,391,479
Proceeds from issuance of stock by controlled entity	-	13,542,008	2,607,283	2,649,782	16,149,291
Cost of share issues	(5,964,347)	-	(142,407)	(144,728)	(7,268,879)
Net Cash Provided by Financing Activities	117,787,531	13,190,827	2,064,022	2,097,666	161,546,920

Effect of exchange rate changes on cash	5,438,981	(4,661,096)	797,961	810,968	1,575,846

Net increase (decrease) in cash	102,189,346	(46,611,448)	(47,500,178)	(48,274,429)	25,165,910

Cash at beginning of period	17,088,190	119,277,536	72,666,088	73,850,595	-

Cash at end of period	119,277,536	72,666,088	25,165,910	25,576,114	25,165,910

Supplemental Disclosures:
Cash paid for interest	32,715	63,600	47,852	47,086	205,963
Cash paid for income taxes	-	-	-	-	-
Stock and options issued for services	147,588	-	247,163	243,199	1,842,686
Accrued interest and stockholder advances charged to paid in capital	-	-	-	-	12,744
Stock issued for exploration agreement	-	-	-	-	518,000
Stock issued for registration payment arrangement	900,494	-	-	-	1,265,299
Equipment obtained through a capital lease	705,841	-	472,357	464,781	1,202,779
Capital lease obligation for exploration costs	-	-	-	-	4,188,792
Interest in relation to capital lease for exploration costs	-	-			42,313
Fair value of warrants in connection with issuance of capital stock	1,330,852	-	-	-	1,330,852

The accompanying notes are integral part of the consolidated financial statements.

LEGEND INTERNATIONAL HOLDINGS, INC.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements

1.                ORGANISATION AND BUSINESS

Legend International Holdings, Inc, ("the Company"or “Legend”), was incorporated under the laws of the State of Delaware on January 5, 2001.

Following a change of management in November 2004, the Company developed a new plan of operations for fiscal 2006, which is to engage in mineral exploration and development activities.  The Company's business plan calls for the identification of mineral properties where it can obtain secure title to exploration, development and mining interests. The Company’s preference is to identify large minerals deposits with low operating costs. The Company is prepared to consider the exploration, development and mining of profitable base metal interests.  At the beginning of 2006, the Company expanded its areas of interest to include diamond exploration activities and in July 2006, the Company completed the acquisition of certain diamond mining tenements in Northern Australia. Since that time, the Company has identified that those mining tenements in Northern Australia also have potential for uranium and base metals. In November 2007, the Company acquired mining tenements prospective for phosphate in the State of Queensland, Australia.

During the economic downturn of 2008, Legend also decided that part of the Company’s strategy should be to invest into undervalued mining projects should opportunities arise. This investment would not detract from Legend’s primary goal of developing the Phosphate Project and had the aim of diversifying interests to dilute the effect of identified potential project risks.  This was seen as necessary by the Company due to the obviously volatile and unpredictable nature of the commodity markets at the time. Some of these investments include taking a major stake in North Australian Diamonds Ltd (NADL) which controls the Merlin Diamond Mine and includes NADL’s current 31% interest in Top End Uranium Ltd and an investment in Northern Capital Resources Corporation which controls gold and zinc assets in Nova Scotia, Canada. These are outlined in further detail below.

Legend has been an exploration stage company since August 2006. During February 2011, the Company announced its maiden mineral reserve for its 100% owned Paradise South phosphate project in accordance with SEC Industry Guide 7. As a result of establishing mineral reserve estimates, Legend will be entering into the development stage for this project as it engages in the process of preparing the mineral deposit for extraction, while it continues with its other various exploration activities.

Legend is focused on the development of mining, beneficiation and processing of its 100% owned phosphate mineral reserves near Mount Isa in northwest Queensland whilst continuing its exploration activities. Legend has a phased implementation plan to become one of the world's leading suppliers of phosphate fertilizer.

The phased implementation plan involves independent development of a Beneficiation Project and a Fertilizer Complex Project. The development of these projects is dependent on the phosphate fertilizer market and Legend’s access to project finance.

A brief description of each project is described below:

Beneficiation Project involves development of a beneficiation plant at Paradise South to upgrade low concentration rock phosphate for direct sale (or use) in fertilizer manufacture. The rock phosphate concentrate will be transported to Mount Isa via slurry pipeline before being dewater and transported to Port of Townsville by rail for market. The Paradise South and D-Tree deposits are Legend’s largest deposits with relatively low concentrations and best suitable for this project.

Fertilizer Complex Project involves development of a fertilizer manufacturing facility in Mount Isa. The fertilizer will be transported from Mount Isa to the Port of Townsville via rail for market. High grade rock phosphate from the Paradise North deposit and beneficiated rock phosphate concentrate from Paradise South and D-Tree deposits best suitable for this project. Paradise North rock will be transported to the Mount Isa Fertilizer Complex by road train whereas the beneficiation plant rock phosphate concentrate will arrive via slurry pipeline.

The Company acquired interests in entities as follows:

●
in early December 2009, NADL issued shares, which diluted the Company’s interest to 47.83% and the Company consolidated NADL at that rate for December 2009. During 2010, the Company acquired additional shares in NADL increasing its holding to 50.40%; and

●
during 2010, the Company took additional private placements in Northern Capital Resources Corp (“NCRC”), increasing its holding to a 31.46% interest, and continued to account for NCRC as an unconsolidated entity.

The Company has historically funded its activities from funds provided by capital raising through the issuance of its shares and from advances from affiliated entities. The Company has in place a  planning and budgeting process to help determine the funds required to support the Company's operating requirements and its exploration and pre-development plans. Based on this process and the amount of the Company's cash and other current assets as of December 31,2010, management believes that the Company has sufficient operating liquidity to sustain its activities through 201 1. However, as the Company has not yet generated income producing activities, it will continue to seek opportunities to raise additional funds from capital raising efforts through the issuance of its shares, funding from affiliated entities as may be available and other financing arrangements until which time as the Company can commence revenue producing activities.

As future exploration and development activities will require additional financing, the Company is pursuing varying strategies to accomplish this including obtaining third parties to take an ownership interest in or to provide financing for the anticipated development activities related to the phosphate project, as well as capital raising through share issuances.

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

Comprehensive Income (Loss)

The Company follows ASC Topic 220 “Comprehensive Income” (“ASC 220”). ASC 220 requires a company to report comprehensive profit (loss) and its components in a full set of financial statements. Comprehensive income profit/(loss) is the change in equity during a period from transactions and other events and circumstances from non-owner sources such as unrealized gains (losses) on foreign currency translation adjustments. Changes in unrealized foreign currency translation adjustments during fiscal 2008, 2009 and 2010 amounted to A$nil, A$427,019 and A$1,537,576 respectively. Accordingly, the Company’s comprehensive (loss) for the years ended December 31, 2008, 2009 and 2010 amounted to A$(14,221,560), A$(39,925,689) and A$(41,669,813) respectively

Inventories

Materials and Supplies

Materials and supplies are valued at the lower of average cost or net realizable value.

Net Profit/Loss per Share

The Company follows the FASB ASC Topic 260 “Earnings per Share” provisions which require the reporting of both basic and diluted profit/(loss) per share. Basic profit/(loss) per share is computed by dividing net profit/(loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net profit/(loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Anti-dilutive effects on net profit/(loss) per share are excluded.

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

		At December 31, 2010			At December 31, 2009
	Depreciable Life (in years)	Cost A$	Accumulated Depreciation A$	Net Book Value A$	Cost A$	Accumulated Depreciation A$	Net Book Value A$
Land		1,101,358	-	1,101,358	1,101,358	-	1,101,358
Buildings	40	2,978,403	(118,876)	2,859,527	2,968,213	(43,235)	2,924,978
Leasehold Improvements	1-2	324,591	(80,925)	243,666	235,831	(35,790)	200,041
Motor Vehicles	5	1,476,056	(491,717)	984,339	1,001,863	(234,199)	767,664
Equipment	1-10	3,229,250	(689,682)	2,539,568	2,135,498	(282,626)	1,852,872
Aircraft	5	4,671,142	(606,518)	4,064,624	1,270,869	(352,345)	918,524
Construction in Progress		2,038,935	-	2,038,935	708,217	-	708,217
		15,819,735	(1,987,718)	13,832,017	9,421,849	(948,195)	8,473,654

The depreciation expense for the year ended December 31, 2010 amounted to A$1,262,469 (US$1,283,047) and for the year ended December 31, 2009 amounted to A$757,234 and accumulated depreciation on assets written off and/or disposed of for the year ended December 31, 2010 was A$222,945 (US$226,597) and for the year ended December 31, 2009 was A$32,952. Net book value of assets written off for the year ended December 31, 2010 amounted to A$82,592 (US$83,938).

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

Noncontrolling Interests

In December 2007, the ASC guidance for noncontrolling interests was updated to establish accounting and reporting standards pertaining to: (i) ownership interests in subsidiaries held by parties other than the parent (“noncontrolling interests”), (ii) the amount of net income attributable to the parent and to the noncontrolling interests, (iii) changes in a parent’s ownership interest, and (iv) the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. If a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary is measured at fair value and a gain or loss is recognized in net income based on such fair value. For presentation and disclosure purposes, the guidance requires noncontrolling interests to be classified as a separate component of equity. Noncontrolling interests reflect third parties ownership interest in entities that are consolidated as less than 100% owned.

Fair Value of Financial Instruments

FASB issued ASC Topic 825 “Financial Instruments” which requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The Company’s financial instruments include cash, receivables, marketable securities, other investments, advances due from affiliates (included in receivables, see note 11), accounts payable and accrued expenses. The carrying amounts of cash, receivables,  accounts payable and accrued expenses approximate their respective fair values due to the short term maturities of these instruments. The fair value of advances due from affiliates are not practicable to estimate as no similar market exists for these instruments and as it does not have a specified date of repayment. The carrying amounts of marketable securities comprised of shares are measured at fair value based on unadjusted quoted market prices that are available in active markets as of the reporting date.

The Company’s other financial instruments consists of long-term debt, including current portion. The fair value of the Company’s fixed rate debt based on market prices as of December 31, 2010 was A$2,835,482 (US$2,881,700), based on current interest rates available to us for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying values of these obligations, for each period presented, approximate fair value.

Cash Equivalents

Legend considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.  For the periods presented there were no cash equivalents.

Federal Income Tax

ASC Topic 740 prescribes how a company should recognise, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. Additionally for tax positions to qualify for deferred tax benefit recognition under ASC 740, the position must have at least “more than likely not” chance of being sustained upon challenge by the respective taxing authorities, and whether or not it meets that criteria is a matter of significant judgement. The Company believes that it does not have any uncertain tax positions that would require disclosure or recognition in the financial statements.

The Company follows the asset and liability approach which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. For the period presented, there was no taxable income. There are no deferred income taxes resulting from temporary differences in reporting certain income and expense items for income tax and financial accounting purposes. The Company, at this time, is not aware of any net operating losses which are expected to be realised, therefore a valuation allowance was established.

Foreign Currency Translation

The Company’s functional and reporting currency is the Australian dollar.  Revenue and expenses incurred in a currency other than the reporting currency, Australian dollars are translated at the date incurred or invoiced. Assets and liabilities are re-valued at the period end exchange rate where appropriate. Gains or losses from foreign currency transactions are included in the results of operations .Foreign currency exchange gain/loss in 2010 and 2009 is primarily as a result of the translation of cash maintained in US banking institutions to A$ and amounted to a loss of A$674,496 (US$685,490) in 2010 and a loss of A$4,661,096 in 2009.

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

Lease Liability

Leases meeting certain criteria are accounted for as a capital lease. Imputed interest is charged against income. The capitalised value of the assets is depreciated over the estimated useful lives. The Company has entered into leasing agreements of four year terms for motor vehicles. Obligations under capital lease are reduced by the rental payments net of imputed interest. All other leases are treated as operating leases.

Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”. ASC Topic 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of its assets, including property, plant and equipment and mineral rights, by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, the impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.

Convenience Translation to US$

The consolidated financial statements as of and for the year ended December 31, 2010 have been translated into United States dollars using the rate of exchange of the United States dollar at December 31, 2010 (A$1.00=US$1.0163). The translation was made solely for the convenience of readers in the United States.

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

Comparative Figures

Where necessary, comparative figures have been reclassified to be consistent with current year presentation with no effect on operations.

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

The Company held in interest bearing cash accounts at December 31, 2010, A$24,266,718 (US$23,877,575) including A$3,143,855 (US$3,195,100) held in US dollars in Australian banking institutions and A$899,192 (US$884,770) in US banking institutions.

Mineral Rights and Foreign Operations

The Company has mineral rights in Australia.

5.	DEPOSITS

Deposits held by the Company consist of

	December 31
	$2010A	$2009A

Term Deposit as security for a Banker’s Undertaking	257,750	2,130,988
Other	229,754	1,604
Cash deposits provided to Government Departments for the purpose of guaranteeing the Company’s performance in accordance with mining law	688,964	526,902
	1,176,468	2,659,494

6.	INVESTMENTS/SUBSIDIARIES

The following is the summary of the Company’s acquisitions and investments.

Consolidated Entities

North Australian Diamonds Limited

The Company is increasing its diamond exploration activity in the proximity of the Merlin diamond mine in the Northern Territory and is continually sourcing new ground in this region which is one of the most diamond prospective areas in Australia. As part of this strategy, the Company acquired a 14.9% interest in North Australian Diamonds Limited (“NADL”), an Australian diamond exploration corporation, at a cost of approximately A$2,400,000 in February 2009. NADL owns the Merlin diamond mine and surrounding tenements. The Company’s President and Chief Executive Officer is Executive Chairman of NADL and the Company has three of the four directors of NADL. The Company believes the acquisition of NADL will assist in the opportunity to discover diamond deposits.

On May 12, 2009, the Company made an on market takeover offer for all of the shares in NADL, an Australian corporation (see note 1). The takeover offer concluded on August 6, 2009 with an additional investment of approximately A$11,600,000. During fiscal 2009, the Company continued to acquire shares and maintain a controlling interest in NADL.

At December 31, 2009, the Company’s holding in NADL was 47.83%. During the 2010 year, the Company purchased an additional 87,168,065 shares, increasing its holding in NADL to 50.40% at December 31, 2010. The cost to the Company was $4,032,694. As such, the Company recorded adjustments to the Company’s additional paid-in capital and non-controlling interest accounts related to these transactions which are reflected in the accompanying Statements of Stockholders’ Equity during the fiscal 2010.

The amount of other income of NADL for the year ended December 31, 2010 included in the Consolidated Statement of Operations is A$1,208,144 and the amount of loss is A$7,540,445, including exploration expenditure expensed of A$7,935,740.

Teutonic Minerals Pty Ltd

On February 27, 2008, the Company entered into a Share Sale Agreement whereby the Company agreed to purchase all of the issued and outstanding shares of Teutonic Minerals Pty Ltd. As a result, Teutonic became a subsidiary of the Company from that date. Teutonic held an application for a mineral licence over phosphate in the Georgina Basin in the State of Queensland, Australia. The consideration payable to the vendors was A$300,000, and the Company granted the vendors a 1% gross revenue royalty from production from the mineral licence and incurred legal costs of A$26,526. The mineral licence application held by Teutonic was withdrawn on March 17, 2008 and replaced by a mineral application lodged by the Company. Teutonic had no other assets or liabilities. As at December 31, 2008 the net assets and liabilities acquired by the Company had no value. At December 31, 2010 and 2009 and for the three years ended December 31, 2010, the financial position and results of operations of Teutonic were not material.

Alexya Pty Ltd

On October 22, 2010, the Company incorporated a wholly owned Australian subsidiary, Alexya Pty Ltd (“Alexya”) to hold a certain asset and liability which has been consolidated in the accompanying financial statements.

The Company also has the following wholly owned inactive subsidiaries:

●	Legend International Holdings Limited
●	Legend Diamonds Pty Ltd.

Equity Investments

Northern Capital Resources Corp

In 2009, Legend took a private placement from Northern Capital Resources Corporation (“NCRC”), a Nevada Corporation. NCRC holds a majority interest in Golden River Resources Corporation (“GRR”) listed on the OTCBB and GRR holds a 71.52% interest in TSX listed Acadian Mining Corporation, which has significant gold and base metal interests in Canada. At December 31, 2009, the Company held 43,435,841 issued and outstanding shares in NCRC at a cost of A$10,097,818. During the 2010 year, the Company closed private placements in NCRC, acquiring 18,240,010 shares of common stock at a cost of A$3,886,132 and purchased an additional 8,500,000 shares in NCRC from unrelated parties at a cost of $1,790,528. At December 31, 2010, the Company held a 31.46% interest in NCRC. The Company has accounted for the investment in NCRC using the equity method. At December 31, 2010 and 2009, the carrying value of the investment was A$12,499,661 and A$9,648,696 respectively. For the year ended December 31, 2010 and 2009, the Company recorded an equity loss in NCRC of A$1,232,118 and A$78,287 respectively. The Chairman of the Board and Chief Executive Officer of the Company, is also the Chairman of the Board and Chief Executive Officer of NCRC and certain companies with which Mr Gutnick is associated own approximately 39.84% of the outstanding common stock of NCRC. Mr JI Gutnick is one of six directors (four of the directors are independent of NCRC) of the Company.

At December 31, 2010, the investment in the unconsolidated subsidiary is accounted for under the equity method as the Company has significant influence over NCRC.

The following table presents summary unaudited financial information for NCRC. Such summary financial information has been provided herein based upon the individual significance of this unconsolidated equity investment to the consolidated financial information of the Company:

	December 2009 A$	December 2010 A$

Current assets	988,354	918,991
Non- current assets	55,811,214	49,854,896
Total assets	56,799,568	50,773,887
Current liabilities	5,991,806	4,599,192
Non-current liabilities	5,362,559	6,264,878
Total liabilities	11,354,365	10,864,070
Total shareholders’ equity	45,445,203	39,909,817
Net profit/(loss)	14,796,200	(4,677,824)

The difference between the carrying value of this equity investment and the Company’s share of underlying equity in the net assets of the investee at December 31, 2010 and 2009 amounts to approximately A$56,000.

Accordingly, the Company does not believe that there was an impairment of the investment in NCRC at December 31, 2010 and 2009.

Top End Uranium Ltd

The Company, through its investment in NADL, increased its interest from 25.24% at December 31, 2009 to 31.06% interest in Top End Uranium Ltd (“TEU”) which has a carrying value of A$1,070,070 and A$760,997 at December 31, 2010 and 2009 respectively. NADL purchased 3,842,779 ordinary shares at a cost of A$517,362 during the year ended December 31, 2010. NADL accounts for the investment in TEU using the equity method, For the year ended December 31, 2010 and 2009, the Company recorded equity loss in TEU of A$208,289 and A$74,754 respectively.

At December 31, 2010, the investment in the unconsolidated subsidiary is accounted for under the equity method as the Company via its subsidiary NADL has significant influence over TEU.

The following table presents summary unaudited financial information for TEU. Such summary financial information has been provided herein based upon the individual significance of this unconsolidated equity investment to the consolidated financial information of the Company:

	December 2009 A$	December 2010 A$

Current assets	5,422,226	4,727,929
Non-current assets	15,228	11,822
Total assets	5,437,454	4,739,751
Current liabilities	94,945	128,441
Total liabilities	94,945	128,441
Total shareholders’ equity	5,342,509	4,611,310
Net (loss)	(772,817)	(731,199)

The difference between the carrying value of this equity investment and the Company’s share of underlying equity in the net assets of the investee at December 31, 2010 amounts to approximately A$362,000.

7.	STOCKHOLDERS EQUITY

Common Stock

Between January 1, 2001 and December 31, 2007, the Company issued 65,582,358 shares of Common Stock raising A$29,761,285 (US$22,949,401).  The Company also issued 21,031,700 shares of Common Stock in lieu of services for a value of A$1,374,839 (US$1,161,470).  The Company issued a further 89,442,267 shares of Common Stock upon the cashless exercise of options.  The Company issued a further 500,000 shares of Common Stock for part settlement of acquisition of exploration permits amounting to A$518,000 (US$475,000).  The Company issued a further 200,000 shares of Common Stock as a result of delays in lodging a registration statement amounting to A$364,805 (US$318,000).  The Company issued a further 112,500 shares of Common Stock valued at A$35,416 to settle outstanding matters with an external party.

Between January 1, 2008 and December 31, 2008, the Company issued 42,000,000 shares of Common Stock raising A$110,028,293 (US$105,000,000).  The Company also issued 30,800 shares of Common Stock in lieu of services for a value of A$147,588 (US$138,600).  The Company issued a further 1,522,358 shares of Common Stock upon the cashless exercise of options and 435,600 shares of Common Stock upon the exercise of options raising A$51,494 (US$48,352).  The Company issued a further 457,809 shares of Common Stock as a result of delays in lodging a registration statement amounting to A$900,495 (US$757,015).

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

During the third quarter of 2008, the 5,000,000 options issued to IFFCO, at an exercise price of US$2.50 per share and expiring 60 days from July 11, 2008 were exercised on August 11, 2008 and pursuant to the Share Options Agreement, received a 1.2% discount on the exercise price. The total amount received was A$13,672,091 (US$12,350,000) and the Company issued 5,000,000 shares of common stock. The 8,000,000 options expiring 12 months after July 11, 2008, the 8,000,000 options expiring 18 months after July 11, 2008 and the 9,000,000 options expiring 24 months after July 11, 2008 were not exercised and were forfeited. IFFCO holds 15.2% of the shares of common stock of the Company.

Between January 1, 2009 and December 31, 2009, an additional 18,000 options were exercised for US$0.111, total amount received A$2,763 (US$1,998) and the Company issued 18,000 shares of common stock.

Between January 1, 2010 and December 31, 2010, an additional 333,334 options were exercised using the cashless exercise feature and the Company issued 66,282 shares of common stock.

Between January 1, 2010 and December 31, 2010, Legend issued 1,000,000 options with an exercise price of US$1.00 and expiring on September 1, 2014 for consulting fees amounting to A$247,163 (US$220,000).

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

	For the year ended December 31, 2010	For the year ended December 31, 2009
Weighted Average Volatility	70%	70%
Dividend Yield	-	-
Expected term (years)	5.5 – 6.5	5.5 – 6.5
Risk-free rate	1.91%	2.48% - 3.54%

A summary of option activity under the Plan as of December 31, 2010, and changes during the year is presented below:

Options	Shares	Weighted-Average Exercise Price
Balance, December 31, 2006	8,100,000	$0.83
Granted	6,250,000	$0.93
Exercised	-	-
Forfeited and expired	(1,762,500)	$0.72
Balance, December 31, 2007	12,587,500	$0.79
Granted	11,000,000	$1.79
Exercised	-	-
Forfeited and expired	(1,125,000)	$0.98
Balance, December 31, 2008	22,462,500	$1.19
Granted	1,900,000	$1.00
Exercised	-	-
Forfeited and expired	(675,000)	$1.00
Balance, December 31, 2009	23,687,500	$1.30
Granted	500,000	$1.00
Exercised	(333,334)	$0.83
Forfeited and expired	(979,166)	$0.97
Balance, December 31, 2010	22,875,000	$1.32
Options exercisable at December 31, 2010	18,437,500	$1.25

At the time of an issue of options, management assess the forfeiture rate to be used for the issue based on historical experience and management’s view on the likelihood that the individual will continue employment to the end of the vesting period. The forfeiture rates vary between 33.3% and 100%.

 For the year ended December 31, 2010, stock-based compensation expense relating to stock options was A$1,727,922 (US$1,539,091). No income tax benefit was recognized in the year ended December 31, 2010 for stock-based compensation arrangements because of the valuation allowance. As at December 31, 2010, there was A$575,847 (US$480,238) of unrecognized compensation cost, before income taxes, related to unvested stock options.

On December 13, 2010, the Company issued 500,000 stock options under the 2006 Incentive Option Plan with an exercise price of US$1.00, a latest exercise date of November 20, 2020, and to vest 1/3 on December 13, 2010, 1/3 on November 20, 2011 and the balance 1/3 on November 20, 2012. The weighted-average grant-date fair value of options granted was US$0.46.

The number of shares issued under the cashless exercise is determined by a fraction at the date of exercise, the numerator of which is the difference between the current market price per share of the Common Stock and the per share option price, and the denominator the current market price per share of Common Stock.

	Options Outstanding			Options Exercisable
Exercise Prices US$	Number Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price
$0.444	1,856,250	5.86		1,856,250	5.86
$1.000	14,118,750	6.93		11,981,250	6.70
$2.000	5,900,000	7.18		3,933,333	8.18
$3.480	1,000,000	7.53		666,667	7.53
	22,875,000	6.93	$1.32	18,437,500	6.75	$1.25

The aggregate intrinsic value of outstanding stock options at December 31, 2010 was A$1,351,575 and the aggregate intrinsic value of exercisable stock options was A$1,308,825.

North Australian Diamonds Limited

Options

The number of options outstanding over unissued ordinary shares at December 31, 2010 is 80,000,000. The unlisted options are exercisable by payment of 0.8 cents each on or before February 10, 2012. Option holders are not entitled to participate in any share issue of the Company or any other body corporate and have no voting rights at shareholder meetings.

Directors, Officers and other Permitted Persons Option Plan

On July 23, 2004, the shareholders of NADL approved the establishment of the North Australian Diamonds Limited Directors, Officers and other Permitted Persons Option Plan.

All eligible directors, officers and employees, and consultants of the Company who have been continuously employed by the Company are eligible to participate in the Plan. The Plan allows the Company to issue free options to eligible persons. The options can be granted free of charge and are exercisable at a fixed price calculated in accordance with the Plan. Options granted under the Plan carry no voting rights.

No options in respect of this plan are in issue.

8.	RECLAMATION AND REHABILITATION

	December 31, 2010 A$	December 31, 2009 A$
Balance January 1	935,558	206,192
Increase as a result of rehabilitation requirement on exploration undertaken during year	67,492	730,332
Increase as a result of acquisition of subsidiary during the year	-	291,902
Decrease as a result of rehabilitation performed during the year	(76,923)	(292,868)
Closing balance December 31	926,127	935,558

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

A$
The Company entered into capital finance lease agreements for motor vehicles. The leases are non-cancellable and require total monthly repayments of A$41,958 (2009: A$19,962) and expire at various dates from 2011 to 2013. Future minimum payments due for the remaining term of the leases as of December 31, 2010 are as follows:

2011	503,493
2012	207,705
2013	63,566
774,764
Less amounts representing interest	65,614
709,150

Current liability	455,012
Non-current liability	254,138
709,150
At December 31, 2010, the net book value of the motor vehicles under capital leases amounts to:	814,327

10.	MARKETABLE SECURITIES/OTHER INVESTMENTS

Management determines the appropriate classification of its investments in marketable securities at the time of purchase and re-evaluates such determinations at each reporting date. The Company accounts for its marketable securities in accordance with FASB issued guidance now codified as ASC Topic 320, “Investments – Debt and Equity Securities” (“ASC 320”).

On January 1, 2008, the Company adopted ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), which, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. The Company did not adopt the ASC 820 fair value framework for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements at least annually. ASC 820 clarifies that fair value is an exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Investment Measured at Fair Value on a Recurring Basis:

	Fair Value Hierarchy	Fair Value at December 31, 2010	Fair Value at December 31, 2009
Current Asset Marketable Securities - Trading Securities	Level 1	$263,741	-

The marketable securities held at December 31, 2010 are investments in companies in the phosphate industry that were listed on a US stock exchange and the Australian Stock Exchange. The cost of the investments was A$196,772, the market value at December 31, 2010 was A$263,741 and the net unrealized gain was A$66,891. Unrealised gains and losses are included in earnings in the period they arise.

Other Investments

During December 2009, the Company invested A$2,784,477 in exchange for shares in a Fund that purchases shares in companies quoted on international stock exchanges. The fair value of the equity security is not readily determinable from published information. The Company accounts for these investments at cost and reviews the carrying amount for impairment at each balance sheet date. The Company has assessed the current net asset value of the investment from information provided by the Fund Manager and determined that no impairment is necessary at December 31, 2010 and 2009.

Under the rules of the fund, the redemption of any part of the investment requires notice to be given to the Fund’s manager at least three months prior to redemption. The Company provided such notice to the Fund’s manager on November 30, 2010. The Fund manager has advised that as at the exit date, the value after exchange revaluation was A$2,968,404, excluding exit costs.

11.	AFFILIATE TRANSACTIONS

Legend advances to and receives advances from various affiliates. All advances between consolidated affiliates are eliminated on consolidation.

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

Legend holds a 9.09% interest in AXIS at a cost of A$1 and which is accounted for under the cost method.

During 2009, AXIS charged the Company A$4,876,381 in management fees including salaries incurred in relation to AXIS staff that provided services to the Company, A$8,273,059 for exploration services provided to the Company, interest of A$81,504, provided advance funding to AXIS of A$606,000 and we repaid A$12,805,855. AXIS charged interest at a rate between 9.25% and 10.35% for 2009. The amount owed by AXIS at December 31, 2009 was A$1,878,205, and is included in non-current assets - receivables.

During 2010, AXIS charged the Company A$7,003,453 for management and administration services and A$7,598,615 for exploration services. The Company paid A$17,318,036 for 2010 charges and funding advances. AXIS made repayments of A$14,602,068 during 2010. The amount owed by AXIS at December 31, 2010 under non-current assets – advances to affiliates was A$2,818,609. For 2010, the Company charged AXIS interest of A$174,011 at a rate between 10.05% and 11.19%

During the 2009 year, the Company invested in North Australian Diamonds Ltd (“NADL”) through on-market purchases on ASX and through a takeover offer. At December 31, 2010, the Company held 50.4% of the issued shares of NADL (2009: 47.83%). The Company’s President and Chief Executive Officer, Executive General Manager and one of its independent Directors are Executive Chairman and Managing Director, and Directors respectively of NADL.

During the 2009 year, the Company and NADL entered into a camp access agreement and airfield access agreement relating to the Merlin camp and airstrip to allow the Company to utilize these facilities. During the 2010 year, under the camp access agreement, the Company paid NADL A$322,184 for accommodation, meals and fuel and the Company paid NADL A$205,205 costs incurred on behalf of Legend. NADL paid the Company A$505,648 for costs incurred on behalf of NADL. At December 31, 2010, the Company owes NADL A$24,896 under the agreement.

During the 2009 and 2010 years, the Company took a private placement of shares of common stock in Northern Capital Resources Corp (“NCRC”). At December 31, 2010, the Company held 31.46% of the shares of NCRC (2009: 21.29%). The Company’s President and Chief Executive Officer and one of its independent Directors are President and Chief Executive Officer and Director respectively of NCRC. The amount owed by NCRC at December 31, 2010 included under non-current assets – advances to affiliates was A$220,877.

12.	GOODWILL

Goodwill of A$1,092,950 recognises the inherent value of prospective exploration interest not recognised as such values are not capable of being capitalized to the balance sheet under US GAAP. Goodwill is not deductible for tax purposes. In accordance with Topic 350, Intangibles - “Goodwill and Other”, the Company completed an impairment test and determined that the goodwill recorded at the acquisition date was not impaired

13.	MINERAL RIGHTS

An independent experts’ report prepared for NADL as part of its Target’s Statement to respond to the on market takeover offer by the Company during 2009 included a valuation of Mineral Rights of the mineral properties of NADL with mineralized material which were valued at A$18,873,000. Under US GAAP, exploration expenditure is expensed to the Income Statement as incurred, unless there is a reserve on the property.

The underlying mineral property licenses have a set term and the Mineral Rights are being amortized over the term of the licenses. The amortization charge for  2010 is A$1,398,502 (2009: A$233,084) and the net carrying value of Mineral Rights at December 31, 2010 is A$16,891,787.

14.	LONG-TERM DEBT

During November 2010, the Company entered into a loan facility agreement, which provides for a US$3.2 million credit facility and has a term of five years. Interest on borrowings under the agreement will be fixed at 6.70% per annum.

Borrowings under this agreement amounted to A$2.83 million (US$2.88 million) at December 31, 2010 owed to the financier by our wholly owned subsidiary are secured by certain equipment purchased by the Company. This debt matures in 2015 with the aggregate amount of payment obligations after December 31, 2010 as follows:

Year	A$000s	US$000s

2011	224	228
2012	239	243
2013	256	260
2014	274	278
2015	1,842	1,872

Total	$2,835	$2,881

In January 2011, the Company drew down an additional A$295,188 (US$300,000) from its long-term debt facility to finance the further work required on the aforementioned equipment.

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

The Company is subject to taxation in both the USA and Australia.

At December 31, 2010 and 2009, deferred taxes consisted of the following:

	USA 2010 A$	Australia 2010 A$	Total 2010 A$
Deferred tax assets

Net operating loss carry-forward	10,361,505	20,046,943	30,408,448
Exploration expenditure	18,134,167	-	18,134,167
Less valuation allowance	(28,495,672)	(20,046,943)	(48,542,615)
Net deferred taxes	-	-	-

	USA 2009 A$	Australia 2009 A$	Total 2009 A$
Deferred tax assets

Net operating loss carry-forward	7,082,673	12,426,769	19,509,442
Exploration expenditure	11,914,882	-	11,914,882
Less valuation allowance	(18,997,555)	(12,426,769)	(31,424,324)
Net deferred taxes	-	-	-

Under ASC 740, tax benefits are recognised only for tax positions that are more likely than not to be sustained upon examination by tax authorities, based on the technical merits of the position. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized. The Company’s tax years for all years since December 31, 2007 remain open to most taxing authorities.

At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

As a result of the ownership change that occurred in November 2004 (see note 1), Internal Revenue Code Section 382 limits the use of available operating loss carryforwards for losses incurred prior to the ownership change. Carry-forward net operating losses will be available to offset future taxable income.  Total available net operating loss carryforwards in the United states, which are subject to limitations, amount to approximately A$29,600,000 at December 31, 2010 expire in years 2023 through 2030. Net operating loss carryforwards in Australia do not have a definite expiration date and amounted to approximately A$66,800,000.

16.	COMMITMENTS AND CONTINGENCIES

The Company is a party to claims that arose in the normal course of business. Management of the Company believes that the ultimate outcome of these claims will not have a material effect on the consolidated financial statements.

The Company has entered into lease agreements for the rental of office premises and equipment which expire between 2011 and 2013. The lease agreements have a monthly payment as adjusted by the increase in the consumer price index in Australia annually, and the future commitment amounts to A$546,987 (US$555,897).

A$
Future minimum lease payments under the Company’s non-cancellable operating leases are as follows:

2011	276,899
2012	231,790
2013	38,292

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

	$2010A	$2009A
Not later than one year	1,882,928	6,724,027
Later than one year but not later than five years	4,273,869	6,423,559
Later than five years but not later than twenty one years	1,601,903	1,864,163
	7,758,700	15,011,749

17.	SUBSEQUENT EVENTS

The Company has evaluated events and transactions after the balance sheet date and, through the date the consolidated financial statements were issued, believes that all relevant disclosures have been included herein and there are no other which require recognition or disclosure in the accompanying consolidated financial statements.

Appendix A

GLOSSARY

In this Form 10-K, we use certain capitalized and abbreviated terms, as well as technical terms, which are defined below.

ALUMINUM FLUORIDE	AlF3 an inorganic compound produced by reacting Aluminium Hydroxide Al(OH)3 with Fluorosilicic Acid H2SiF6. It is an important additive for the production of aluminium by electrolysis.

APATITE
aA pale green to purple mineral, found in sedimentary rocks, igneous rocks and metamorphosed limestones. It is used in the manufacture of phosphorus, phosphates, and fertilizers. Composition: calcium fluorophosphate or calcium chlorophosphate. General formula: Ca5(PO4,CO3)3(F,OH,Cl). Crystal structure: hexagonal

ASSAY	To analyze the proportions of metals in a specimen of rock or other geological material. Results of a test of the proportions of metals in a specimen of rock or other geological material.

ASSAYING	Qualitative or quantitative analysis of a metal or ore to determine its chemical components.

BACKGROUND	As pertains to geochemical data; the variation in natural abundance of a particular metal or other constituent within a specific geological setting.

BENEFICIATION	Any process that, from an ore feedstock, liberates valuable minerals, in this case phosphates, from most other waste materials.

BPL	the traditional measure known as the Bone Phosphate of Lime, by weight percentage, of calcium phosphate contained in phosphate rock which converts to % P2O5 by dividing by 2.185.

BULK DENSITY
is aA property of powders, granules and other "divided" solids, especially used in reference to mineral components. It is defined as the mass of many particles of the material divided by the total volume they occupy. The total volume includes particle volume, inter-particle void volume and internal pore volume.

CAMBRIAN	The Cambrian is the first geological period of the Paleozoic Era, lasting from 542 ± 0.3 million years ago to 488.3 ± 1.7 million years ago.

CaO	Chemical Symbol for Calcium Oxide

COLLAR	The start or beginning of a drill hole or the mouth of an underground working entrance.

CONE SPLITTER
Sample splitting device attached to the bottom of the cyclone on a RC (reverse circulation) drill rig. Cuttings are gravity fed over a stainless steel cone and multiple outlets capture the divided sample. This splitting method is considered “best practice” within the industry as it eliminates a grainsize bias between samples.

CONFIDENCE LEVEL	statistical likelihood (probability) that a random variable lies within the confidence interval of an estimate.

CRATON	The relatively stable nucleus of a continent. Cratons are made up of a shield-like core of Precambrian Rock and a buried extension of the shield.

DAP/MAP	Diammonium Phosphate (DAP) and Monoammonium Phosphate (MAP) are phosphate salts produced by reacting phosphoric acid with ammonia. They are both used as fertiliser.

DEVONIAN	The fourth geological period of the Paleozoic Era, spanning 408 to 360 million years ago.

DIAMOND DRILL
A method of extracting core samples from the earth. A series of rods/ tubes with a diamond encrusted drill bit on the end are rotated under pressure to cut a drill hole into the earth. The internal core sample is then recovered for testing and study.

DIRECT ACIDULATION	reaction of phosphate rock or beneficiated phosphate concentrates with sulfuric acid to produce phosphoric acid feedstocks.

DISSEMINATED	Fine grain particles of minerals that occur within the rock

FACIES	A term applied to sedimentary units and the rocks that belong to them

FAULT	A fracture or fracture zone in rock along which there has been displacement of the two sides relative to each other and parallel to the fracture plane.

FE/Fe2O3	Chemical symbol for iron.

FE2O3	Iron Oxide

FLOTATION	The process of using chemicals to move fine grain particles in a solution, one process used in beneficiation

FOB	acronym meaning “free on board” used in conjunction with a port of reference. It is a shipping term outlining which party pays for transportation costs to port, as well as loading costs.

FRACTURE	A general term for any break in a rock, whether or not it causes displacement.

GOETHITE	FeO(OH) is an iron hydroxide mineral often formed through the weathering of other iron compounds. As a result, it is usually unreactive to acid attack.

ICP ACID DIGEST
Is a technique used for assaying phosphate rock. Commercial laboratories digest the sample in acid and then analyse it using a multi-element inductively coupled plasma atomic emission spectrometer (ICP-AES).

INTRACRATONIC BASIN	A depression in the Earths surface caused by subsidence, notable for its lack of significant surrounding highland areas and is usually subsequently filled with sediments..

KARST	Topography formed by weathered limestone

LATERITE	Weathered material composed principally of the oxides of iron, aluminum, titanium, and manganese; laterite ranges from soft, earthy, porous soil to hard, dense rock.

LITHOLOGY	A set of characteristics particular to a rock formation.

MEAN	The average value of a set of numbers.

MESOZOIC	The era of geologic time from about 245 to 65 million years ago.

METALLURGICAL TEST	A general term for a number of mechanical or chemical processes that are employed to test the amenability of separating metals from their ores.

METAMORPHOSED	Rock or mineral that has undergone mineralogical and/or structural change in response to elevated pressures, temperatures or changes in chemical conditions.

MICACEOUS
Mica’s are a group of platy silicate minerals. A rock described as micaceous is either consisting of or pertaining to mica, or has characteristics resembling a mica, either in lustre or in having the property of being easily split into thin sheets.

MICRONS	a unit of measurement equal to the micrometer, or one-millionth of a meter (1x10-6m).

MICROSPHORITE	Very fine grained phosphorite (phosphate rich rock)

MINERALIZATION	The process or processes by which a mineral or minerals are introduced into a rock, resulting in an enriched deposit; or the result of these processes.

MINERALIZED	Rock that has undergone the process of mineralization.

ORDOVICIAN	The second period of the Paleozoic Era, from about 505 to 438 million years ago.

ORE	See RESERVE.

OUTLIER	an outcrop of rocks that is entirely surrounded by older rocks.

OVERTHRUSTING	a reverse fault in which the rocks on the upper surface of a fault plane have moved over the rocks on the lower surface.

P2O5	Chemical symbol for phosphorus pentoxide

P80	a measurement of grinding ability, where 80% of the ground ore will pass through mesh of a pre-determined screen. In this case, a P80 of 150 microns is required.

PALAEOZOIC	The era of geologic time from about 540 to 245 million years ago.

PELLETAL PHOSPHORITE
These particulate rocks vary from pale grey-white to yellowish-brown, are highly porous, with a sandy texture and are friable. Pelletal phosphorites are almost completely comprised of collophane (carbonate fluorapatite) occurring as phosphatic fossil fragments and ovulitic peloids. Grainsize is typically around 0.2 - 1.0 mm with a loose cement of collophane mud.

PERMIAN	The seventh and last period of the Paleozoic Era, from about 286 to 245 million years ago.

PHOSPHORITE	A sedimentary rock that contains at least 20 per cent of phosphate minerals.

PRECAMBRIAN	A period of geologic time earlier than 544 million years before present.

PROBABLE RESERVES
Probable (Indicated) Reserves refers to reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced.  The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

PROTEROZOIC	The later of the two divisions of the Precambrian Eon, from about 2.5 billion to 540 million years ago.

PROVEN RESERVES
Proven (Measured) Reserves refers to reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings, drillholes; grade and/or quality are computed from the results of detailed sampling and (b) the sites of inspection, sampling and measurement are spaced so closely and geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

QA/QC
Quality Assurance and Quality Control – refers to the procedures and measures put in place and taken during the drilling and assaying process of the deposit that ensure only repeatable and high quality data is obtained.

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

REPLACEMENT PHOSPHORITE
BH South geologists recognised a more indurated, porcellanous form of phosphorite which they termed ‘replacement’ phosphorite. Petrographic studies suggested this material originated from the replacement of limestone or dolomite in the sub-stratum by phosphate (Rogers and Keevers, 1976). Replacement phosphorite is white to tan in colour and consists of structureless collophane containing minor silt, chert and clay. Replacement phosphorite is typically of high-grade.

RESERVE	That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

RESOURCE	Pertaining to the quantity or bulk of mineralized material without reference to the economic viability of its extraction (see reserve).

REVERSE CIRCULATION
The method of drilling that was used to obtain the majority of data that has been used in this resource estimation process. Pressurised air is forced down the outside of a string of drill rods that contain an inner-tube. The air drives a hammer and drill bit that breaks and pulverises the rock, once broken down the reverse air pressure forces the resulting material back up the inner-tube to be sampled at the top of the hole.

SAMPLE VARIANCE	A measurement of how spread out a set of numbers/results are from each other.

SEDIMENT
Fragmental material that originates from weathering of rocks and that is transported by air, water, ice or other natural agents, and that forms in layers on the Earth's surface at ordinary temperatures in a loose, unconsolidated form; e.g. silt, sand, gravel, etc.

SELECTED SAMPLE	A specimen of a mineralized zone that is not intended to be representative of the deposit as a whole.

SHAPIRO TEST	A chemical visual colorimetric test developed in the 1960’s that was used in the field by LIH geologists to allow a quantitive estimate of phosphate content of material at the time of sampling.

SILCRETE	A hard surface deposit composed of sand and gravel cemented by chert and quartz, it is formed by chemical weathering and water evaporation in semi-arid environments.

SILICA/SiO2	A generic term for silicon dioxide (SiO2), the most common form of which is quartz.

SILURIAN	The third period of the Paleozoic Era, from about 438 to 408 million years ago.

SPLIT
A portion of a rock or soil sample that is separated from the bulk of the original before the analytical process so as to provide material for re-analysis as a check of the accuracy of the original procedure should it be required.

STANDARD DEVIATION	A statistic used as a measure of the dispersion or variation in a distribution, equal to the square root of the arithmetic mean of the squares of the deviations from the arithmetic mean.

STANDARD ERROR	The standard deviations of the sample in a frequency distribution, obtained by dividing the standard deviation by the total number of cases in the frequency distribution.

STRATA	Beds or layers of rock.

STRATIGRAPHY	that aspect of the geology of an area that pertains to the character of its stratified rock.

STRIKE	The course or bearing of the outcrop of an inclined bed, vein or fault plane on a level surface; the direction of a horizontal line perpendicular to the dip.

TENEMENT	An area of land leased by a mining company from the government upon which they carry out exploration activities.

TERMS OF REFERENCE
Terms of reference describe the purpose and structure of a project, committee, meeting, negotiation, or any similar collection of people who have agreed to work together to accomplish a shared goal. The terms of reference of a project are often referred to as the project charter.

TERTIARY	The first period of the Cenozoic Era, from about 65 to 2 million years ago.

VEIN	An epigenetic mineral filling of a fault or other fracture in a host rock, in tabular or sheetlike form, often as a precipitate from a hydrothermal fluid.

WEIGHTED AVERAGE	Value calculated from a number of samples, each of which has been “weighted” by a factor of the individual sample width.

WORKING	A general term for any type of excavation carried out during the course of mining or mining exploration.

XRF	X-Ray Fluorescence Spectroscopy is a means of identifying elements in a compound by bombarding that compound with x-rays and measuring the unique elemental signature produced.

 Appendix B

REFERENCES

Association of Fertilizer and Phosphate Chemists. 2010.  AFPC Analytical Methods Manual, 10th Edition.

Rogers, J.K. and Keevers, R.E. 1976. Lady Annie-Lady Jane Phosphate Deposits, Georgina Basin, Queensland. In: Economic Geology of Australia and Papua New Guinea, Vol. 4. Industrial Minerals and Rocks (Ed C.L. Knight), pp. 251-265. Australasia Institute of Mining and Metallurgy, Monograph 8.

Shergold, J.H. and Druce, E.C. 1980. Upper Proterozoic and Lower Palaeozoic rocks of the Georgina Basin. In: The Geology and Geophysics of North-Eastern Australia (Eds R.A. Henderson and P.J. Stephenson), pp. 149 - 174. Geological Society of Australia, Queensland Division, Brisbane.

Thomson, L.D. and Rogers, J.K. 1974.  The Discovery and Development of Queensland Phosphates by BH South Limited.  Paper presented to the Regional Meeting of the Australasian Institute of Mining and Metallurgy (North-west Queensland Branch) on August 27th, 1974, Mt Isa, 26 pp.

Thomson, L.D. and Russell, R.T. 1971. Discovery, Exploration, and Investigations of Phosphate Deposits in Queensland. Proceedings of the Australian Institute of Mining and Metallurgy, 240: 1-14.

Freeman, M.J., Shergold, J.H., Morris, D.G. and Walter, M.R. 1990. Late Proterozoic and Palaeozoic basins of Central and Northern Australia - regional geology and mineralisation. In: Geology of the Mineral Deposits of Australia and Papua New Guinea (Ed F.E. Hughes), pp. 1125-1133. The Australasian Institute of Mining and Metallurgy, Melbourne.

Howard, P.F. 1972. Exploration for phosphorite in Australia - a case history. Economic Geology, 67: 1180 - 1192.

Rogers, J.K.  1986.  Report on area relinquished – April 1985, Authority to prospect 903M, Northwest Queensland, Queensland Phosphate Ltd, CR15132. 64p.

Rogers, J.K. and Keevers, R.E. 1976. Lady Annie-Lady Jane Phosphate Deposits, Georgina Basin, Queensland. In: Economic Geology of Australia and Papua New Guinea, Vol. 4. Industrial Minerals and Rocks (Ed C.L. Knight), pp. 251-265. Australasia Institute of Mining and Metallurgy, Monograph 8.

Shergold, J.H. and Druce, E.C. 1980. Upper Proterozoic and Lower Palaeozoic rocks of the Georgina Basin. In: The Geology and Geophysics of North-Eastern Australia (Eds R.A. Henderson and P.J. Stephenson), pp. 149 - 174. Geological Society of Australia, Queensland Division, Brisbane.

Thomson, L.D. and Russell, R.T. 1971. Discovery, Exploration, and Investigations of Phosphate Deposits in Queensland. Proceedings of the Australian Institute of Mining and Metallurgy, 240: 1-14.

B-1