Form 10-Q
period 2011-03-31
LEGEND INTERNATIONAL HOLDINGS INC
filed 2011-05-06
CIK 1132143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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

(Check one):	Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). ☐ Yes ☒ No

There were 226,399,674 shares of common stock outstanding on May 6, 2011.

EXHIBIT INDEX		27

Exh. 31.1	Certification	28
Exh. 31.2	Certification	29
Exh. 32.1	Certification	30
Exh. 32.2	Certification	31

PART I – FINANCIAL INFORMATION

Item 1.     CONSOLIDATED FINANCIAL STATEMENTS

Introduction to Interim Consolidated Financial Statements.

The interim consolidated financial statements included herein have been prepared by Legend International Holdings, Inc. (“Legend” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of March 31, 2011, the results of its consolidated operations for the three month periods ended March 31, 2011 and March 31, 2010 and for the cumulative period January 5, 2001 (inception) through March 31, 2011, and the changes in its consolidated cash flows for the three month periods ended March 31, 2011 and March 31, 2010 and for the cumulative period January 5, 2001 (inception) through March 31, 2011, have been included.  The results of operations for the interim periods are not necessarily indicative of the results for the full year.

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Foreign Currency Translation

The functional and reporting currency of the Company is the Australian dollar (“A$”). Amounts have been rounded, except for earnings per share, to the nearest thousand.

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Balance Sheet

	March 31, 2011 A$000s (unaudited)	December 31, 2010 A$000s
ASSETS

Current Assets:
Cash	18,362	25,166
Receivables (note 6)	680	1,165
Prepayments	414	913
Inventories	110	110
Other investments (note 9)	2,784	2,784
Marketable securities (note 9)	274	264
Total Current Assets	22,624	30,402

Non-Current Assets:
Property and equipment, net (note 3)	15,143	13,832
Investment in unconsolidated entities (note 12)	12,976	13,570
Other investments	200	200
Deposits (note 4)	1,183	1,176
Advances to affiliates (note 6)	4,671	3,039
Prepayments	35	37
Mineral Rights (note 14)	16,542	16,892
Goodwill (note 13)	1,093	1,093
Total Non-Current Assets	51,843	49,839

Total Assets	74,467	80,241

LIABILITIES

Current Liabilities:
Accounts payable and accrued expenses	2,653	2,134
Current portion of long-term debt (note 15)	278	224
Lease liability (note 8)	423	455
Total Current Liabilities	3,354	2,813

Non Current Liabilities:
Reclamation and remediation provision (note 7)	918	926
Long-term debt (note 15)	2,746	2,611
Lease liability (note 8)	269	254
Total Non Current Liabilities	3,933	3,791

Total Liabilities	7,287	6,604

Commitments and Contingencies (Note 10)

Stockholders’ Equity
Common stock: US$.001 par value, 300,000,000 shares authorised
226,399,674 and 226,399,674 shares issued and outstanding	275	275
Additional paid-in-capital	164,005	163,808
Accumulated other comprehensive loss	(2,122)	(1,926)
Retained (deficit) prior to exploration activities	(839)	(839)
Retained (deficit) during exploration period	(105,494)	(101,591)
Retained (deficit) during development period	(2,269)	-

Legend Stockholders’ Equity	53,556	59,727
Non-controlling interests	13,624	13,910

Total Equity	67,180	73,637

Total Liabilities and Equity	74,467	80,241

The accompanying notes are an integral part of the consolidated financial statements.

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the three months ended March 31		January 5, 2001 (Inception) to March 31,
	2011 A$000s	2010 A$000s	2011 A$000s

Revenues:

Sales	-	-	6
less cost of sales	-	-	(1)

Gross profit	-	-	5

Other income
Interest income – related entity	17	33	322
Interest income – other	238	690	9,354
Other	6	55	1,098
Total other income	261	778	10,774

Costs and expenses:
Legal, accounting and professional	119	225	2,954
Exploration expenditure	3,038	8,028	72,076
Aircraft maintenance	273	91	2,154
Stock based compensation	210	593	12,530
Interest expense	68	27	339
Impairment of investment	-	-	327
Amortization of mineral rights	350	350	2,331
Administration expenses	2,257	3,273	32,284
Total costs and expenses	(6,315)	(12,587)	(124,995)

(Loss) from operations	(6,054)	(11,809)	(114,216)

Foreign currency exchange gain/(loss)	(4)	(291)	(110)
Adjustment to fair value on stepped acquisition	-	-	2,201
Unrealized gain on marketable securities	10	-	262
Writeoff/writedown of assets	-	-	(245)

(Loss) before income taxes and equity in losses of unconsolidated entities	(6,048)	(12,100)	(112,108)

Provision for income taxes	-	-	-

(Loss) before equity in losses of unconsolidated entities	(6,048)	(12,100)	(112,108)

Equity in losses of unconsolidated entities(note 12)	(398)	(145)	(2,184)

Net (loss)	(6,446)	(12,245)	(114,292)

Net loss attributable to non-controlling interests	274	1,647	5,690

Net (loss) attributable to Legend stockholders	(6,172)	(10,598)	(108,602)

Basic and diluted loss per common shares	(0.03)	(0.05)	(1.09)

	Number (000s)	Number (000s)	Number (000s)

Weighted average number of common shares used in per share calculations	226,400	226,333	100,000

The accompanying notes are integral part of the consolidated financial statements

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
for the period ended March 31, 2011
(Unaudited)

	Common Stock
	Shares 000s	Par Value A$000s	Additional Paid-In Capital A$000s	Accumulated Other Comprehensive Income (Loss) A$000s	Retained (Deficit) Prior to Exploration Activities A$000s	Retained (Deficit) During the Exploration Period A$000s	Retained (Deficit) During the Development Period A$000s	Non-Controlling Interests A$000s	Stockholders’ Equity (Deficit) A$000s

Balance, January 5, 2001	-	-	-	-	-	-	-	-	-
Shares issued to founder for organisation cost and services at US$0.05 per shares	4,298	5	119	-	-	-	-	-	124
Shares issued for services rendered at US$0.05 per share	146	-	4	-	-	-	-	-	4
Shares issued for cash	616	1	17	-	-	-	-	-	18
Net Loss	-	-	-	-	(131)	-	-	-	(131)
Balance, December 31, 2001	5,060	6	140	-	(131)	-	-	-	15
Shares issued for cash	225	-	6	-	-	-	-	-	6
Shares issued for officer’s compensation	11,250	15	148	-	-	-	-	-	163
Net Loss	-	-	-	-	(183)	-	-	-	(183)
Balance, December 31, 2002	16,535	21	294	-	(314)	-	-	-	1
Shares issued for services rendered at US$0.022 per share	5,026	7	139	-	-	-	-	-	146
Net Loss	-	-	-	-	(157)	-	-	-	(157)
Balance, December 31, 2003	21,561	28	433	-	(471)	-	-	-	(10)
Shares issued for services rendered at US$0.022 per share	2,005	3	55	-	-	-	-	-	58
Options issued for services	-	-	161	-	-	-	-	-	161
Loan forgiveness-former major shareholder	-	-	12	-	-	-	-	-	12
Net Loss	-	-	-	-	(235)	-	-	-	(235)
Balance, December 31, 2004	23,566	31	661	-	(706)	-	-	-	(14)

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
for the period ended March 31, 2011
(Unaudited)
(continued)

	Common Stock
	Shares 000s	Par Value A$000s	Additional Paid-In Capital A$000s	Accumulated Other Comprehensive Income (Loss) A$000s	Retained (Deficit) Prior to Exploration Activities A$000s	Retained (Deficit) During the Exploration Period A$000s	Retained (Deficit) During the Development Period A$000s	Non-Controlling Interests A$000s	Stockholders’ Equity (Deficit) A$000s
Shares issued on cashless exercise of options	17,086	22	(22)	-	-	-	-	-	-
Net Loss	-	-	-	-	(75)	-	-	-	(75)
Balance, December 31, 2005	40,652	53	639	-	(781)	-	-	-	(89)
Share issued on cashless exercise of options	72,281	93	(93)	-	-	-	-	-	-
Shares and options issued under settlement agreement	113	0	35	-	-	-	-	-	35
Shares issued for cash	12,757	17	3,855	-	-	-	-	-	3,872
Cost of share issues	-	-	(128)	-	-	-	-	-	(128)
Amortisation of options under stock option plan	-	-	115	-	-	-	-	-	115
Net unrealized gain on foreign exchange translation	-	-	-	38	-	-	-	-	38
Net Loss	-	-	-	-	(58)	(4,516)	-	-	(4,574)
Balance, December 31, 2006	125,803	163	4,423	38	(839)	(4,516)	-	-	(731)
Shares issued for cash	47,687	56	25,686	-	-	-	-	-	25,742
Cost of share issues	-	-	(1,675)	-	-	-	-	-	(1,675)
Shares issued for consulting fees	2,604	3	1,001	-	-	-	-	-	1,004
Shares issued on cashless exercise of options	75	-	-	-	-	-	-	-	-
Shares issued as a result of delay in lodgement of registration statement	200	-	364	-	-	-	-	-	364
Shares issued for part-settlement of the acquisition of rights to exploration licences under agreement	500	1	517	-	-	-	-	-	518

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
for the period ended March 31, 2011
(Unaudited)
(continued)

	Common Stock
	Shares 000s	Par Value A$000s	Additional Paid-In Capital A$000s	Accumulated Other Comprehensive Income (Loss) A$000s	Retained (Deficit) Prior to Exploration Activities A$000s	Retained (Deficit) During the Exploration Period A$000s	Retained (Deficit) During the Development Period A$000s	Non-Controlling Interests A$000s	Stockholders’ Equity (Deficit) A$000s
Amortization of options under stock option plan	-	-	376	-	-	-	-	-	376
Net Loss	-	-	-	-	-	(8,638)	-	-	(8,638)
Balance, December 31, 2007	176,869	223	30,692	38	(839)	(13,154)	-	-	16,960
Shares issued for cash	42,000	44	109,984	-	-	-	-	-	110,028
Cost of share issues		-	(5,964)	-	-	-	-	-	(5,964)
Shares issued on cashless exercise of options	1,522	2	(2)	-	-	-	-	-	-
Shares issued on exercise of options	5,436	6	13,718	-	-	-	-	-	13,724
Shares issued for consulting fees	31	-	147	-	-	-	-	-	147
Shares issued under registration rights agreement	458	-	900	-	-	-	-	-	900
Amortization of options under stock option plan	-	-	5,186	-	-	-	-	-	5,186
Net Loss	-	-	-	-	-	(14,222)	-	-	(14,222)
Balance, December 31, 2008	226,316	275	154,661	38	(839)	(27,376)	-	-	126,759
Shares issued on exercise of options	18	-	3	-	-	-	-	-	3
Amortization of options under stock option plan	-	-	4,260	-	-	-	-	-	4,260
Net unrealized loss on foreign exchange translation	-	-	-	(427)	-	-	-	-	(427)
Net Loss attributable to Legend stockholders	-	-	-	-	-	(37,886)	-	-	(37,886)
Fair value of non-controlling interest	-	-	-	-	-	-	-	10,261	10,261

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
for the period ended March 31, 2011
(Unaudited)
(continued)

	Common Stock
	Shares 000s	Par Value A$000s	Additional Paid-In Capital A$000s	Accumulated Other Comprehensive Income (Loss) A$000s	Retained (Deficit) Prior to Exploration Activities A$000s	Retained (Deficit) During the Exploration Period A$000s	Retained (Deficit) During the Development Period A$000s	Non-Controlling Interests A$000s	Stockholders’ Equity (Deficit) A$000s
Net change in controlling/non- controlling interest	-	-	4,842	-	-	-	-	8,699	13,541
Net loss attributable to non- controlling stockholders	-	-	-	-	-	-	-	(1,612)	(1,612)
Balance, December 31, 2009	226,334	275	163,766	(389)	(839)	(65,262)	-	17,348	114,899
Shares issued on cashless exercise of options	66	-	-	-	-	-	-	-	-
Amortization of options under stock option plan	-	-	1,728	-	-	-	-	-	1,728
Options issued for consulting fees	-	-	247	-	-	-	-	-	247
Net unrealized loss on foreign exchange translation	-	-	-	(1,537)	-	-	-	-	(1,537)
Net loss attributable to Legend stockholders	-	-	-	-	-	(36,329)	-	-	(36,329)
Adjustment due to purchase of additional shares in subsidiary	-	-	(2,705)	-	-	-	-	(1,327)	(4,032)
Adjustment due to issue of shares by subsidiary	-	-	772	-	-	-	-	1,692	2,464
Net loss attributable to non- controlling stockholders	-	-	-	-	-	-	-	(3,803)	(3,803)
Balance, December 31, 2010	226,400	275	163,808	(1,926)	(839)	(101,591)	-	13,910	73,637

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
for the period ended March 31, 2011
(Unaudited)
(continued)

	Common Stock
	Shares 000s	Par Value A$000s	Additional Paid-In Capital A$000s	Accumulated Other Comprehensive Income (Loss) A$000s	Retained (Deficit) Prior to Exploration Activities A$000s	Retained (Deficit) During the Exploration Period A$000s	Retained (Deficit) During the Development Period A$000s	Non-Controlling Interests A$000s	Stockholders’ Equity (Deficit) A$000s
Amortization of options under stock option plan	-	-	210	-	-	-	-	-	210
Net unrealized loss on foreign exchange translation	-	-	-	(196)	-	-	-	-	(196)
Net loss attributable to Legend stockholders	-	-	-	-	-	(3,903)	(2,269)	-	(6,172)
Adjustment due to purchase of additional shares in subsidiary	-	-	(13)	-	-	-	-	(12)	(25)
Net loss attributable to non- controlling stockholders	-	-	-	-	-	-	-	(274)	(274)
Balance, March 31, 2011	226,400	275	164,005	(2,122)	(839)	(105,494)	(2,269)	13,624	67,180

The accompanying notes are integral part of the consolidated financial statements.

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)

	For the three months ended March 31		January 5, 2001 (Inception) to March 31,
	2011 A$000s	2010 A$000s	2011 A$000s
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (Loss)	(6,446)	(12,245)	(114,292)

Adjustments to reconcile net loss to net cash(used) by operating activities:
Foreign currency exchange loss	4	291	110
Unrealised gain on marketable securities	(10)	-	(262)
Shares and Options issued for Stock Based Compensation
- Employees	210	593	12,530
- Consultants	-	-	778
- Exploration agreement	-	-	518
- Registration payment arrangements	-	-	1,265
Provision for reclamation and remediation	(8)	(57)	918
Gain on sale of property and equipment	-	-	(17)
Writedown/writeoff of assets	-	-	245
Depreciation and amortisation	856	655	5,199
Adjustment to fair value on stepped acquisition	-	-	(2,201)
Equity accounting loss	398	145	2,184
Interest receivable	(17)	(17)	(287)
Accrued interest added to principal	-	-	37
Net Change in:
Receivables	(80)	(405)	89
Prepayments and deposits	496	(124)	(3,551)
Inventories	-	85	(110)
Accounts payable and accrued expenses	422	(1,487)	2,028
Net Cash (Used) by Operating Activities	(4,175)	(12,566)	(94,819)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of trading securities	-	-	1,272
Investment in trading securities	-	(98)	(574)
Investment in equity accounted investments	-	(658)	(19,986)
Acquisition of subsidiary	-	-	(327)
Investment in consolidated entity	(25)	(3,093)	(13,256)
Purchase of property and equipment	(1,655)	(542)	(16,233)
Proceeds from sale of property and equipment	-	-	110
Net Cash (Used) by Investing Activities	(1,680)	(4,391)	(48,994)

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances payable - affiliates	(1,067)	-	(3,978)
Repayment of convertible debenture	-	-	(130)
Repayment of shareholder advance	-	-	(1)
Repayment under finance leases	(114)	(65)	(871)
Proceeds from convertible debenture payable	-	-	130
Proceeds from capital/finance loans	301	-	3,240
Repayment under capital leases	(116)	-	(116)
Shareholder advance	-	-	6
Proceeds from issuance of stock	-	-	153,391
Proceeds from issuance of stock by controlled entity	-	2,608	16,149
Cost of share issues	-	(128)	(7,269)
Net Cash (Used)/Provided by Financing Activities	(996)	2,413	160,551

Effect of exchange rate changes on cash	47	(291)	1,624

Net increase (decrease) in cash	(6,804)	(14,835)	18,362

Cash at beginning of period	25,166	72,666	-

Cash at end of period	18,362	57,831	18,362

Supplemental Disclosures:
Cash paid for interest	68	27	274
Cash paid for income taxes	-	-	-
Shares and options issued for services	-	-	1,843
Accrued interest and stockholder advances charged to paid in capital	-	-	13
Stock issued for exploration agreement	-	-	518
Stock issued for registration payment arrangement	-	-	1,265
Equipment obtained through a capital lease	75	-	1,278
Capital lease obligation for exploration costs	-	-	4,189
Interest in relation to capital lease for exploration costs	-	-	42
Fair value of warrants in connection with issuance of capital stock	-	-	1,331

The accompanying notes are integral part of the consolidated financial statements.

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

1.	ORGANISATION AND BUSINESS

Legend International Holdings, Inc, ("the Company” or “Legend”), was incorporated under the laws of the State of Delaware on January 5, 2001.

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

Effective March 1, 2011, Legend is reporting as a development stage company. During February 2011, the Company announced its maiden mineral reserve for its 100% owned Paradise South phosphate project. In accordance with SEC Industry Guide 7, as a result of establishing mineral reserve estimates, Legend has entered into the development stage for this project as it engages in the process of preparing the mineral deposit for extraction, while it continues with its other various exploration activities. Management considers the phosphate business as its main focus of operations and plans to devote a majority of its resources to this area. As a result of establishing the phosphate mineral reserve estimates, the Company will account for development expenditure by capitalizing such costs. Upon commencement of commercial production, capitalized costs will be transferred to the appropriate asset category and amortized over their estimated useful lives. Capitalized costs, net of salvage values, relating to a deposit which is abandoned or considered uneconomic for the foreseeable future, will be written off. Exploration costs incurred on the Company’s other activities will be written off as incurred to the consolidated statements of operations.

Legend had been an exploration stage company between August 2006 and February 2011.

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

A brief description of each phosphate project is described below:

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

Fertilizer Complex Project involves development of a fertilizer manufacturing facility in Mount Isa. The fertilizer will be transported from Mount Isa to the Port of Townsville via rail for market. High grade rock phosphate from the Paradise North deposit and beneficiated rock phosphate concentrate from Paradise South and D-Tree deposits are best suitable for this project. Paradise North rock will be transported to the Mount Isa Fertilizer Complex by road train whereas the beneficiation plant rock phosphate concentrate will arrive via slurry pipeline.

The Company has historically funded its activities from funds provided by capital raising through the issuance of its shares and from advances from affiliated entities. The Company has in place a planning and budgeting process to help determine the funds required to support the Company's operating requirements and its exploration and development plans. Based on this process and the amount of the Company's cash and other current assets as of March 31, 2011, management believes that the Company has sufficient operating liquidity to sustain its activities through 2011. However, as the Company has not yet generated income producing activities, it will continue to seek opportunities to raise additional funds from capital raising efforts through the issuance of its shares, funding from affiliated entities as may be available and other financing arrangements until such time as the Company can commence revenue producing activities.

As future development and exploration activities will require additional financing, the Company is pursuing varying strategies to accomplish this including obtaining third parties to take an ownership interest in or to provide financing for the anticipated development activities related to the phosphate project, as well as capital raising through share issuances.

The financial statements presented herein have been prepared on a consolidated basis to include the accounts of Legend, its majority owned subsidiary NADL and its wholly owned subsidiaries Teutonic Minerals Pty Ltd and Alexya Pty Ltd. All intercompany balances and transactions have been eliminated in consolidation.

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

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements, under ASC No. 820-10. The update requires new disclosures about significant transfers in and out of Level 1 and Level 2 fair value measurements. ASU No. 2010-06 also clarifies disclosures required about inputs, valuation techniques and the level of disaggregation applied to each class of assets and liabilities. These updates are effective for interim and annual reporting periods beginning after December 15, 2009. These amendments have no material impact on the Company’s financial results given that they relate to disclosure and presentation only.

In December 2010, the FASB issued ASU 2010-28 which amends “Intangibles- Goodwill and Other” (Topic 350). The ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting entities, they are required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. An entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance in Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances changes that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 is effective for fiscal years, and interim periods within those years beginning after December 15, 2010. The adoption of this ASU will require management to further analyze and evaluate goodwill for impairment on a periodic basis.

In December 2010, the FASB issued ASU 2010-29 which address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations (Topic 805). This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro-forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

		At March 31, 2011			At December 31, 2010
	Depreciable Life (in years)	Cost A$000s	Accumulated Depreciation A$000s	Net Book Value A$000s	Cost A$000s	Accumulated Depreciation A$000s	Net Book Value A$000s
Land		1,101	-	1,101	1,101	-	1,101
Buildings	40	2,978	(137)	2,841	2,978	(119)	2,859
Leasehold Improvements	1-2	325	(95)	230	325	(81)	244
Motor Vehicles	5	1,551	(566)	985	1,476	(492)	984
Equipment	1-10	4,364	(880)	3,484	3,230	(690)	2,540
Aircraft	5	5,283	(728)	4,555	4,671	(606)	4,065
Construction in Progress		1,947	-	1,947	2,039	-	2,039
		17,549	(2,406)	15,143	15,820	(1,988)	13,832

The depreciation expense for the three months ended March 31, 2011 amounted to A$418,000 and for the three months ended March 31, 2010 amounted to A$272,000.

4.	DEPOSITS

Deposits held by the Company as at March 31, 2011 and December 31, 2010 consist of:

	March 31, 2011 A$000s	December 31, 2010 A$000s
Term deposit as security for a Banker’s Undertaking	343	258
Cash deposits provided to Government Departments for the purpose of guaranteeing the Company’s performance in accordance with mining law	696	230
Other	144	688
	1,183	1,176

5.	STOCKHOLDERS EQUITY

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

A summary of option activity under the Plan as of March 31, 2011, and changes during the three months then ended is presented below:

Options	Shares 000s	Weighted-Average Exercise Price
Balance, December 31, 2010	22,875	$1.32
Granted	-	-
Exercised	-	-
Forfeited and expired	-	-
Balance, March 31, 2011	22,875	$1.31
Options exercisable at March 31, 2011	20,504	$1.22

At the time of an issue of options, management assess the forfeiture rate to be used for the issue based on historical experience and management’s view on the likelihood that the individual will continue employment to the end of the vesting period. The forfeiture rates historically have varied between 33.3% and 100%.

For the three months ended March 31, 2011, stock-based compensation expense relating to stock options was A$210,000. No income tax benefit was recognized in the three months ended March 31, 2011 for stock-based compensation arrangements. As at March 31, 2011, there was A$332,000 of unrecognized compensation cost, before income taxes, related to unvested stock options.

	Options Outstanding			Options Exercisable
Exercise Price US$	Number Outstanding 000s	Weighted Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Number Exercisable 000s	Weighted Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price
$0.444	1,856	5.61		1,856	5.61
$1.000	14,119	6.69		12,381	6.49
$2.000	5,900	6.93		5,600	6.91
$3.480	1,000	7.28		667	7.28
	22,875	6.69	$1.32	20,504	6.55	$1.31

The aggregate intrinsic value of outstanding stock options at March 31, 2011 was A$512,000 and the aggregate intrinsic value of exercisable stock options was A$512,000.

North Australian Diamonds Limited (“NADL”)

Options

The number of NADL options outstanding over unissued ordinary shares at March 31, 2011 is 4,000,000. The unlisted options are exercisable by payment of A$0.16 each on or before February 10, 2012. Option holders are not entitled to participate in any share issue of the Company or any other body corporate and have no voting rights at shareholder meetings.

In February 2011, NADL consolidated its outstanding common shares on the basis of one post-consolidated share for every twenty pre-consolidated shares as approved by NADL shareholders.

Directors, Officers and other Permitted Persons NADL Option Plan

On July 23, 2004, the shareholders of NADL approved the establishment of the North Australian Diamonds Limited Directors, Officers and other Permitted Persons Option Plan.

All eligible directors, officers and employees, and consultants of NADL who have been continuously employed by NADL are eligible to participate in the Plan. The Plan allows NADL to issue free options to eligible persons. The options can be granted free of charge and are exercisable at a fixed price calculated in accordance with the Plan. Options granted under the Plan carry no voting rights.

6.	At March 31, 2011, no options in respect of this plan are on issue.AFFILIATE TRANSACTIONS

Legend advances to and receives advances from various affiliates. All advances between consolidated affiliates are eliminated on consolidation. The Company has entered into an agreement with AXIS Consultants Pty Ltd (“AXIS”) to provide geological, management and administration services to the Company. AXIS is affiliated through common management.  The Company is one of ten affiliated companies to which AXIS provides services. Each of the companies has some common Directors, officers and shareholders. Legend holds a 9.09% interest at a cost of A$1 in Axis, which is accounted for under the cost method.

During the three months ended March 31, 2010, AXIS charged the Company A$2,437,000 for management and administration services and A$2,089,000 for exploration services. The Company paid A$4,601,000 for 2010 charges and advanced AXIS A$163,000. The amount owed by AXIS at March 31, 2010 under current assets – receivables was A$740,000 and under non-current assets – advances to affiliates was A$1,440,000. For the three months ended March 31, 2010, the Company charged AXIS interest of A$33,000 at a rate between 10.05% and 10.30%.

During the three months ended March 31, 2011, AXIS charged the Company A$1,421,000 for management and administration services and A$1,709,000 for exploration services. The Company paid A$3,667,000 for 2011 charges and advanced AXIS A$667,000. The amount owed by AXIS at March 31, 2011 under non-current assets – advances to affiliates was A$4,040,000. For the three months ended March 31, 2011, the Company charged AXIS interest of A$17,000 at a rate of 11.19%.

During the 2009 year, the Company invested in North Australian Diamonds Ltd (“NADL”) through on-market purchases on ASX and through a takeover offer. The Company has consolidated the operations of NADL since August 2009. The Company’s President and Chief Executive Officer, Executive General Manager and one of its independent Directors are Executive Chairman and Managing Director, and Directors respectively of NADL.

In January 2011, the Company acquired 50,000 additional shares in NADL at a cost of A$25,000 increasing its holding to 50.445% at March 31, 2011.

During the 2009 and 2010 years, the Company took a private placement of shares of common stock in Northern Capital Resources Corp (“NCRC”). At December 31, 2010 and March 31, 2011, the Company held 31.46% of the shares of NCRC. The Company’s President and Chief Executive Officer and one of its independent Directors are President and Chief Executive Officer and Director respectively of NCRC and certain companies with which the Company’s President is affiliated own 14.4% of the outstanding common stock of NCRC. The amount owed by NCRC at March 31, 2011 included under non-current assets – advances to affiliates was A$631,000.

7.	RECLAMATION AND REMEDIATION

A$000s
Balance January 1, 2011	926
Increase as a result of rehabilitation requirement on exploration undertaken during the period	-
Decrease as a result of rehabilitation performed during the year	(8)
Closing balance March 31, 2011	918

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

A$000s
The Company entered into capital finance lease agreements for motor vehicles. The leases are non-cancellable and require total monthly repayments of A$46,000 and expire at various dates from 2011 to 2014. Future minimum payments due for the remaining term of the leases as of March 31, 2011 are as follows:

2011	409
2012	232
2013	88
2014	27
756
Less amounts representing interest	64
692

Current liability	423
Non-current liability	269
692

At March 31, 2011, the net book value of the motor vehicles under capital finance leases amounts to:	832

9.	MARKETABLE SECURITIES/OTHER INVESTMENTS

Management determines the appropriate classification of its investments in marketable securities at the time of purchase and re-evaluates such determinations at each reporting date. The Company accounts for its marketable securities in accordance with FASB issued guidance now codified as ASC Topic 320, “Investments – Debt and Equity Securities” (“ASC 320”).

The Company follows the provisions of ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), which, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. The Company did not adopt the ASC 820 fair value framework for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements at least annually. ASC 820 clarifies that fair value is an exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Investment Measured at Fair Value on a Recurring Basis:

	Fair Value Hierarchy	Fair Value at March 31, 2011 A$000s
Current Asset Marketable Securities - Trading Securities	Level 1	$274

The marketable securities held at March 31, 2011 are investments in companies in the phosphate industry that were listed on a US stock exchange and the Australian Stock Exchange. The cost of the investments was A$197,000, the market value at March 31, 2011 was A$274,000 and the net unrealized gain was A$77,000. Unrealised gains and losses are included in earnings in the period they arise.

Other Investments

During December 2009, the Company invested A$2,784,000 in exchange for shares in a Fund that purchases shares in companies quoted on international stock exchanges. The fair value of the equity security is not readily determinable from published information. The Company accounts for these investments at cost and reviews the carrying amount for impairment at each balance sheet date. The Company has assessed the current net asset value of the investment from information provided by the Fund Manager and determined that no impairment is necessary at March 31, 2011 and December 31, 2010.

Under the rules of the fund, the redemption of any part of the investment requires notice to be given to the Fund’s manager at least three months prior to redemption. The Company provided such notice to the Fund’s manager on November 30, 2010. The Fund manager has advised that as at the exit date, the value after exchange revaluation was A$3,125,000, excluding exit costs.

10.	COMMITMENTS AND CONTINGENCIES

The Company is a party to claims that arose in the normal course of business. Management of the Company believes that the ultimate outcome of these claims will not have a material effect on the consolidated financial statements.

The Company has entered into lease agreements for the rental of office premises and equipment which expire between 2011 and 2014. The lease agreements have a monthly payment as adjusted by the increase in the consumer price index in Australia annually, and the future commitment amounts to A$473,000.

A$000s
Future minimum lease payments under the Company’s non-cancellable operating leases are as follows:

2012	266
2013	203
2014	4

Exploration

The Company has to perform minimum exploration work and expend minimum amounts of money on its tenements in accordance with the terms and conditions under which the tenements were granted. The overall expenditure requirement tends to be limited in the normal course of the Company’s tenement portfolio management through expenditure exemption approvals, and expenditure reductions through relinquishment of parts or the whole of tenements deemed non prospective. Should the company wish to preserve interests in its current tenements the amount which may be required to be expended is as follows:

A$000s
Not later than one year	1,580
Later than one year but not later than five years	4,138
Later than five years but not later than twenty one years	1,602
7,320

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB issued ASC Topic 825 “Financial Instruments” which requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The Company’s financial instruments include cash, marketable securities, other investments and advances due from affiliates (included in receivables, see note 6). The carrying amounts of cash approximate their respective fair values due to the short term maturities of these instruments. The fair value of advances due from affiliates are not practicable to estimate as no similar market exists for these instruments and as it does not have a specified date of repayment. The carrying amounts of marketable securities comprised of shares are measured at fair value based on quoted market prices that are available in active markets as of the reporting date.

The Company’s other financial instruments consists of long-term debt, including current portion. The carrying values of this obligation, for each period presented, approximate fair value.

12.	INVESTMENTS/SUBSIDARIES

Consolidated Entities

North Australian Diamonds Limited (“NADL”)

At December 31, 2010, the Company’s holding in NADL was 50.40%. During the three months ended March 31, 2011, the Company purchased an additional 50,000 shares at a cost to the Company was A$25,000, increasing its holding in NADL to 50.445% at March 31, 2011. The amount of revenue of NADL for the three months ended March 31, 2011 included in the Consolidated Statement of Operations for the reporting period is A$nil and the amount of loss is A$553,000.

Teutonic Minerals Pty Ltd

The Company holds 100% of the shares of Teutonic Minerals Pty Ltd (“Teutonic”). At March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010, the financial position and results of operations of Teutonic were not material.

Alexya Pty Ltd

On October 22, 2010, the Company incorporated a wholly owned Australian subsidiary, Alexya Pty Ltd (“Alexya”) to hold a certain asset and liability which has been consolidated in the accompanying consolidated financial statements. For the three months ended March 31, 2011, the amount of revenue of Alexya included in the Consolidated Statement of Operations is A$nil and the amount of the loss is A$320,000.

Other Subsidiaries

The Company also has the following wholly owned inactive subsidiaries:

●	Legend International Holdings Limited

●	Legend Diamonds Pty Ltd.

Equity Investments

Northern Capital Resources Corp (“NCRC”)

At March 31, 2011 and December 31, 2010, the Company’s holding in NCRC was 31.46%. At March 31, 2011, the carrying value of the investment was A$12,055,000. For the three months ended March 31, 2011 and 2010, the Company recorded an equity loss in NCRC of A$249,000 and A$105,000 respectively. At March 31, 2011, the investment in the unconsolidated subsidiary is accounted for under the equity method as the Company has significant influence over NCRC.

The following table presents summary unaudited financial information for NCRC. Such summary financial information has been provided herein based upon the individual significance of this unconsolidated equity investment to the consolidated financial information of the Company:

	March 2011 A$	March 2010 A$

Current assets	366	528
Non- current assets	50,524	55,754
Total assets	50,890	56,282

Current liabilities	3,987	5,282
Non-current liabilities	7,340	6,609
Total liabilities	11,327	11,891

Total shareholders’ equity	39,563	44,391

Net profit/(loss)	777	1,278

The difference between the carrying value of this equity investment and the Company’s share of underlying equity in the net assets of the investee at March 31, 2011 amounts to approximately A$391,000.

Top End Uranium Ltd

The Company through its investment in NADL holds a 31.06% interest in Top End Uranium Ltd (“TEU”) which has a carrying value of A$921,000 at March 31, 2011. NADL accounts for the investment in TEU using the equity method, For the three months ended March 31, 2011 and 2010, the Company recorded an equity loss in TEU of A$149,000 and A$40,000 respectively. At March 31, 2011, the investment in the unconsolidated subsidiary is accounted for under the equity method as the Company via its subsidiary NADL which has significant influence over TEU.

The following table presents summary unaudited financial information for TEU. Such summary financial information has been provided herein based upon the individual significance of this unconsolidated equity investment to the consolidated financial information of the Company:

	March 2011 A$000s	March 2010 A$000s

Current assets	4,410	5,248
Non- current assets	11	14
Total assets	4,421	5,262

Current liabilities	288	65
Total liabilities	288	65

Total shareholders’ equity	4,133	5,197

Net profit/(loss)	(479)	(144)

The difference between the carrying value of this equity investment and the Company’s share of underlying equity in the net assets of the investee at March 31, 2011 amounts to approximately A$363,000.

13.	GOODWILL

Goodwill was recorded as part of the acquisition of NADL. The goodwill amount of A$1,093,000 was calculated as the difference between the fair value of the NADL net assets acquired of A$12,541,000 (net non-controlling interest) and total consideration of A$13,633,000. In accordance with Topic 350, Intangibles – “Goodwill and Other”, the Company completed an impairment test and determined that the goodwill recorded at the acquisition date was not impaired.

14.	MINERAL RIGHTS

Mineral rights were recorded upon the acquisition of NADL during 2009 based upon an independent experts’ report prepared for NADL as part of its Target’s Statement to respond to the on market takeover offer by the Company included a valuation of Mineral Rights of the mineral properties of NADL with mineralized material which were valued at A$18,873,000.

The underlying mineral property licenses have a set term and the Mineral Rights are being amortized over the term of the licenses. The amortization charge for the three months ended March 31, 2011 is A$350,000 (2010: A$350,000) and the net carrying value of Mineral Rights at March 31, 2011 is A$16,542,000.

15.	LONG TERM DEBT

During November 2010, the Company entered into a loan facility agreement with a third party lender, which provides for a US$3.2 million credit facility and has a term of five years. Interest on borrowings under the agreement will be fixed at 6.70% per annum.

Borrowings under this agreement amounted to A$3.02 million (US$3.1 million) at March 31, 2011 and is secured by certain equipment purchased by the Company. This debt matures in 2015 with the aggregate amount of payment obligations after March 31, 2011 as follows:

Year	$	A000s	US$000s
Not later than one year		278	286
Later than one year and less than two years		296	306
Later than two years and less than three years		318	328
Later than three years and less than four years		340	350
Later than four years		1,791	1,847

Total		$3,024	$3,117

16.	COMPREHENSIVE INCOME (LOSS)

The Company follows ASC Topic 220 “Comprehensive Income” (“ASC 220”). ASC 220 requires a company to report comprehensive profit (loss) and its components in a full set of financial statements. Comprehensive income profit/(loss) is the change in equity during a period from transactions and other events and circumstances from non-owner sources such as unrealized gains (losses) on foreign currency translation adjustments. Changes in unrealized foreign currency translation adjustments during the three months ended March 31, 2011 and 2010 amounted to A$196,000 and A$(528,000) respectively. Accordingly, the Company’s comprehensive (loss) for the three months ended March 31, 2011 and 2010 amounted to A$(6,368,000) and A$(11,126,000) respectively.

17.	INCOME TAXES

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

The Company is subject to taxation in both the USA and Australia.

At March 31, 2011, the net deferred tax asset consisted of the following:

	USA 2011 A$000s	Australia 2011 A$000s	Total 2011 A$000s
Deferred tax assets

Net operating loss carry-forward	10,977	21,359	32,336
Exploration expenditure	19,067	-	19,067
Less valuation allowance	(30,044)	(21,359)	(51,403)
Net deferred taxes	-	-	-

Under ASC 740-10 tax benefits are recognised only for tax positions that are more likely than not to be sustained upon examination by tax authorities based on the technical merits of the position. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized. The Company’s tax years for all years since December 31, 2007 remain open to most taxing authorities.

At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

As a result of the ownership change that occurred in November 2004 (see note 1), Internal Revenue Code Section 382 limits the use of available operating loss carryforwards for losses incurred prior to the ownership change.  Carry-forward net operating losses will be available to offset future taxable income. Total available net operating loss carryforwards in the United States, which are subject to limitations, amount to approximately A$31,364,000 at March 31, 2011 and expire in years 2023 through 2030. Net operating loss carryforwards in Australia do not have a definite expiration date and amounted to A$71,200,000.

18.	SUBSEQUENT EVENTS

The Company has evaluated events and transactions after the balance sheet date and, through the date the consolidated financial statements were issued, believes that all relevant disclosures have been included herein and there are no other which require recognition or disclosure in the accompanying consolidated financial statements, other than noted herein.

On May 1, 2011, the Company issued 7,572 shares of common stock following the cashless exercise of 9,000 options.

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

The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar during the periods indicated:

3 months ended March 31, 2010                 A$1.00 = US$.9195
3 months ended March 31, 2011                 A$1.00 = US$1.031

RESULTS OF OPERATION

Three Months Ended March 31, 2011 vs. Three Months Ended March 31, 2010.

The Company’s financial statements are prepared in Australian dollars (A$). A number of the costs, expenses and assets of the Company are incurred/held in US$ and the conversion of these costs to A$ means that the comparison of the three months ended March 31, 2011 to the three months ended March 31, 2010 does not always present a true comparison.

As an exploration company until February 2011 and a development stage company since then, we do not have an ongoing source of revenue. Our revenue stream is normally from interest received on cash in bank and ad-hoc tenement disposals and Australian Taxation Office refunds.

Other income decreased from A$778,000 for the three months ended March 31, 2010 to A$261,000 for the three months ended March 31, 2011, which primarily represents interest on funds in the bank of A$238,000 (2010: A$690,000), as a result of the reducing cash at bank balances as funds have been used for operational purposes; interest income from a related entity of A$17,000 (2010: A$33,000) due to lower amounts owed to the Company; and a reduction of NADL’s fuel rebate of A$6,000 (2010: A$55,000) for fuel usage on the Merlin project.

Costs and expenses decreased from A$12,587,000 in the three months ended March 31, 2010 to A$6,315,000 in the three months ended March 31, 2011. The decrease in expenses is a net result of:

a)
a decrease in legal, accounting and professional expense from A$225,000 for the three months ended March 31, 2010 to A$119,000 for the three months ended March 31, 2011 as a result of a decrease in legal fees for general legal work including stock transfer matters, regulatory filings, stock transfer agent fees, and fees for professional services in relation to the Form 10-Q. Included in legal fees for the three months ending March 31, 2010 are professional fees paid to attorneys for proposed diamond spin out of A$75,000 and exploration tenement purchase agreement of A$8,000 and for NADL, professional fees paid to attorneys for defending a legal action commenced prior to the Company’s acquisition of NADL of A$15,000.

b)
a decrease in exploration expenditure written off from A$8,028,000 in the three months ended March 31, 2010 to A$3,038,000 in the three months ended March 31, 2011. The exploration costs include drilling/geological/geophysical/mineral analysis contractors, salaries for contract field staff, travel costs, accommodation and tenement costs. On our phosphate activities, we continued to advance the current feasibility test work during the current quarter although no drilling occurred during the quarter which has reduced the cost of our exploration program. For the three months ended March 31, 2010, phosphate field activities included drilling investigations into mining operations and the chemical and beneficiation plant.  In relation to our diamond activities, included within exploration expenditure for the three months ending March 31, 2011 was A$373,000 for further studies confirming the scale and viability of the Merlin project and surrounding areas and costs of the plant and camp. For the three months ended March 31, 2010, our diamond activities at Merlin and surrounding areas included drilling and trial testing amounting to A$3,046,000.

c)
an increase in aircraft maintenance costs from A$91,000 in the three months ended March 31, 2010 to A$273,000 in the three months ended March 31, 2011, as the current year includes a provision for the engine maintenance program.

d)
a decrease in stock based compensation from A$593,000 in the three months ended March 31, 2010 to A$210,000 in the three months ended March 31, 2011. The Company has issued options under the 2006 Incentive Option Plan throughout 2006 to 2010. The decrease is a result of options being fully vested in prior periods.

e)
an increase in interest expense from A$27,000 for the three months ended March 31, 2010 to A$68,000 for the three months ended March 31, 2011 due to an increase in finance leases that bear interest and interest bearing long term debt.

f)
amortization of mineral rights of A$350,000 for the three months ended March 31, 2010 and for the three months ended March 31, 2011. On the acquisition date of the business combination of NADL (August 6, 2009), the Company recognized mineral rights of A$18,873,000. The underlying mineral property licenses have a set term and the mineral rights are being amortized over the term of the licenses.

g)
a decrease in administration expense from A$3,273,000 in the three months ended March 31, 2010 to A$2,257,000 in the three months ended March 31, 2011 is a net result of: (i) a decrease in direct costs, indirect costs and service fees charged to the Company by AXIS which decreased from A$2,437,000 to A$1,421,000 primarily as a result of reduction in direct costs incurred on our behalf by AXIS; (ii) a decrease in the cost of travel and accommodation relating to the business activities of the Company  from A$327,000 to A$243,000 as there have  been less travel for business and marketing purposes in the current quarter; (iii) a decrease in investor relations and other consultants costs from A$332,000 to A$197,000 and (iv) an increase in property rentals and associated costs from A$131,000 to A$142,000.

As a result of the foregoing, the loss from operations decreased from A$11,809,000 for the three months ended March 31, 2010 to A$6,054,000 for the three months ended March 31, 2011.

A decrease in foreign currency exchange loss from A$291,000 for the three months ended March 31, 2010 to A$4,000 for the three months ended March 31, 2011 was recorded as a result of the movement in the Australian dollar versus the US dollar.

A net unrealized gain of A$10,000 (2010: A$nil) on revaluation and sale of certain marketable securities, being the difference between the carrying market value, was incurred in the three months ended March 31, 2011.

The loss before income taxes and equity in losses of unconsolidated entities was A$12,100,000 for the three months ended March 31, 2010 compared to A$6,048,000 for the three months ended March 31, 2010.

There was no provision for income taxes in either the three months ended March 31, 2011 or 2010.

The equity losses in unconsolidated entities for the three months ended March 31, 2011 amounted A$398,000 (2010: A$145,000) The Company holds a 31.46% interest in Northern Capital Resources Corp and the Company through its investment in NADL holds a 31.06% investment in Top End Uranium Ltd at March 31, 2011. The Company accounts for both of these investments using the equity method of accounting. The Company held a 22.34% investment in Northern Capital Resources Corp and NADL held 28% interest in Top End Uranium Ltd at March 31, 2010.

The net loss was A$6,446,000 for the three months ended March 31, 2011 compared to a net loss of A$12,245,000 for the three months ended March 31, 2010.

The share of the loss attributable to the non-controlling interests of NADL for the three months ended March 31, 2011 amounted to A$274,000, compared to a loss of A$1,647,000 for the three months ended March 31, 2010. At January 1, 2010, the Company held a 47.83% interest in NADL. Since February 6, 2010, the Company has purchased further shares in NADL and at March 31, 2010 its interest was 49.31% and at December 31, 2010 its interest was 50.40%. During the three months ended March 31, 2011 the Company purchased a further 50,000 shares in NADL at a cost of A$25,000 and a decrease in non-controlling interest of A$12,000.

The net loss attributable to Legend stockholders amounted to A$6,172,000 for the three months ended March 31, 2011 compared to A$10,598,000 for the three months ended March 31, 2010.

Liquidity and Capital Resources

For the three months ended March 31, 2011, net cash used in operating activities was A$4,175,000 (2010: A$12,565,000) primarily consisting of the net loss of A$6,446,000 (2010: A$12,245,000), increase in accounts receivable of A$80,000 (2010: A$405,000); decrease in prepayments and deposits of A$496,000 (2010: increase A$124,000); and no movement in inventories (2010: decrease A$85,000) and an increase in accounts payable and accrued expenses of A$422,000 (2010: decrease A$1,487,000).

Net cash used in investing activities was A$1,680,000 (2010: A$4,391,000), consisting of the purchase of an additional 50,000 shares in NADL at a cost of A$25,000 (2010: A$3,093,000), increasing the Company’s holding in NADL to 50.445% at March 31, 2011, and purchase of plant and equipment including plant upgrade at Merlin of A$1,655,000 (2010: A$542,000). For the three months ending March 31, 2010, the Company purchased shares in NCRC at a cost of A$658,000 and investments in marketable securities of A$98,000 for which there was no comparable transactions for the three months ending March 31, 2011.

Net cash used by financing activities was A$996,000 (2010: provided by A$2,413,000) being primarily net repayments under finance leases of A$114,000 (2010: A$65,000), advances to affiliates of A$1,067,000 (2010: A$nil), proceeds from capital lease agreements of A$301,000 (2010: A$nil) and repayments under capital leases of A$116,000 (2010: A$nil). For the three months ended March 31, 2010, the proceeds of private placements offering of shares of common stock of NADL of A$2,607,000, less costs of A$128,000, for which there was no comparable transaction for the three months ended March 31, 2011.

At March 31, 2011, the Company held US$3,563,000 in US accounts which when converted to Australian dollars results in an unrealized foreign exchange loss of A$47,000.

As at March 31, 2011, the Company had A$18,362,000 in cash.

We plan to continue our exploration program throughout the remainder of 2011 and anticipate spending A$4.6 million on development and exploration and A$8.4 million on administrative costs.

The Company has historically funded its activities from funds provided by capital raising through the issuance of its shares and from advances from affiliated entities. The Company has in place a planning and budgeting process to help determine the funds required to support the Company's operating requirements and its exploration and pre-development plans. Based on this process and the amount of the Company's cash and other current assets, management believes that the Company has sufficient operating liquidity to sustain its activities through 2011. However, as the Company has not yet generated income producing activities, it will continue to seek opportunities to raise additional funds from capital raising efforts through the issuance of its shares, funding from affiliated entities as may be available and other financing arrangements until which time as the Company can commence revenue producing activities.

As future exploration and development activities will require additional financing, the Company is pursuing varying strategies to accomplish this including obtaining third parties to take an ownership interest in or to provide financing for the development activities related to the phosphate project, as well as capital raising through share issuances. In the event the Company is unsuccessful in raising such additional capital, it may not be able to continue active operations.

Information Concerning Forward Looking Statements

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

Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make.  Risks, uncertainties and inaccurate assumptions could cause actual results to differ materially from historical results or those currently anticipated.  Consequently, no forward-looking statement can be guaranteed.  The potential risks and uncertainties that could affect forward looking statements include, but are not limited to:

●	The risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010,

●	The possibility that the phosphates we find are not commercially economical to mine,

●	The possibility that we do not find diamonds or other minerals or that the diamonds or other minerals we find are not commercially economical to mine,

●	The risks and hazards inherent in the mineral exploration and development business (including environmental hazards, industrial accidents, weather or geologically related conditions),

●	Changes in the market price of phosphate, base metals and diamonds,

●	The uncertainties inherent in our exploratory activities, including risks relating to permitting and regulatory delays,

●	The effects of environmental and other governmental regulations, and

●	Uncertainty as to whether financing will be available to enable further exploration and development.

●	Estimates of proven and probable reserves are subject to considerable uncertainty,

●	Movements in foreign exchange rates,

●	Increased competition, governmental regulation,

●	Performance of information systems,

●	Ability of the Company to hire, train and retain qualified employees,

●	The availability of sufficient, transportation, power and water resources, and

●	Our ability to enter into key exploration and supply agreements and the performance of contract counterparties.

In addition, other risks, uncertainties, assumptions, and factors that could affect the Company's results and prospects are described in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, including under the heading “Risk Factors” and elsewhere herein and therein and may further be described in the Company's prior and future filings with the Securities and Exchange Commission and other written and oral statements made or released by the Company.

We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this document.  The information contained in this report is current only as of its date, and we assume no obligation to update any forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

At March 31, 2011, the Company had long-term debt of A$3,024,000 (US$3,117,000). As the Loan Facility is in US dollars, a change in the exchange rate between the A$ and the US$ will have an effect on the amounts reported in the Company’s consolidated financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the US$ exchange rate will have an A$30,000 effect on the consolidated balance sheet and statement of operations.

The Company reports in A$ and holds cash denominated in US dollars. At March 31, 2011, this amounted to US$3,563,000 (A$3,457,000). A change in the exchange rate between the A$ and the US$ will have an effect on the amounts reported in the Company’s consolidated financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the US$ exchange rate will have an A$35,000 effect on the consolidated balance sheet and statement of operations.

The Company holds trading securities in Australian and US listed corporations. The trading securities in Australian corporations amounted to A$150,000 at March 31, 2011 and are affected by the volatility of the Australian stock market. The US listed corporations are traded in US$ and at March 31, 2011, this amounted to US$128,000 (A$124,000).  The trading securities are affected by the movement of the A$ against the US$ and volatility of the US stock market. A change in the exchange rate between the A$ and the US$ will have an effect on the amounts reported in the Company’s consolidated financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the US$ exchange rate will have an A$1,000 effect on the consolidated balance sheet and statement of operations.

The Company holds an investment in a Fund denominated in Euros.  At March 31, 2011, this amounted to €1,700,000 (A$2,784,000). A change in the exchange rate between the A$ and the € will have an effect on the redemption amount and reported gain or loss on sale of the investment. The investment is carried at cost and the effect of € exchange rate at March 31, 2011 on the consolidated statement of operations if the investment was redeemed is A$(340,000).

Item 4.	Controls and Procedures.

(a)	Disclosure Controls and Procedures

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

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2011 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of March 31, 2011, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no pending legal proceedings to which the Company is a party, or to which any of its property is the subject, which the Company considers material.

Item 1A	Risk Factors

An investment in the Company involves a high degree of risk.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing the Company.  Other unknown or unpredictable factors could also have material adverse effects on future results.

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

Dated: May 6, 2011

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