Form 10-Q
period 2011-06-30
LEGEND INTERNATIONAL HOLDINGS INC
filed 2011-08-09
CIK 1132143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended June 30, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12-b2 of the Exchange Act.

(Check one):	Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). ☐ Yes ☒ No

There were 226,407,246 shares of common stock outstanding on August 8, 2011.

SIGNATURES		28

EXHIBIT INDEX		29

Exh. 3.1	Certificate	30
Exh. 31.1	Certification	31
Exh. 31.2	Certification	32
Exh. 32.1	Certification	33
Exh. 32.2	Certification	34

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of June 30, 2011, the results of its consolidated operations for the three and six month periods ended June 30, 2011 and June 30, 2010 and for the cumulative period January 5, 2001 (inception) through June 30, 2011, and the changes in its consolidated cash flows for the six month periods ended June 30, 2011 and June 30, 2010 and for the cumulative period January 5, 2001 (inception) through June 30, 2011, have been included.  The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Balance Sheet

	June 30, 2011 A$000s (unaudited)	December 31, 2010 A$000s
ASSETS

Current Assets:
Cash	10,723	25,166
Receivables (note 7)	438	1,165
Prepayments	292	913
Inventories	110	110
Other investments (note 10)	2,784	2,784
Marketable securities (note 10)	203	264
Total Current Assets	14,550	30,402

Non-Current Assets:
Property and equipment, net (note 3)	14,534	13,832
Investment in unconsolidated entities (note 13)	11,532	13,570
Other investments	200	200
Deposits (note 5)	1,191	1,176
Advances to affiliates (note 7)	5,616	3,039
Prepayments	32	37
Development costs (note 4)	996	-
Mineral Rights (note 15)	16,193	16,892
Goodwill (note 14)	1,093	1,093
Total Non-Current Assets	51,387	49,839

Total Assets	65,937	80,241

LIABILITIES

Current Liabilities:
Accounts payable and accrued expenses	1,804	2,134
Current portion of long-term debt (note 16)	275	224
Lease liability (note 9)	372	455
Total Current Liabilities	2,451	2,813

Non Current Liabilities:
Reclamation and remediation provision (note 8)	1,018	926
Long-term debt (note 16)	2,602	2,611
Lease liability (note 9)	217	254
Total Non Current Liabilities	3,837	3,791

Total Liabilities	6,288	6,604

Commitments and Contingencies (Note 11)

Stockholders’ Equity
Common stock: US$.001 par value, 400,000,000 shares authorised
226,407,246 and 226,399,674 shares issued and outstanding	275	275
Additional paid-in-capital	164,149	163,808
Accumulated other comprehensive loss	(2,489)	(1,926)
Retained (deficit) prior to exploration activities	(839)	(839)
Retained (deficit) during exploration period	(105,495)	(101,591)
Retained (deficit) during development period	(9,147)	-

Legend Stockholders’ Equity	46,454	59,727
Non-controlling interests	13,195	13,910

Total Equity	59,649	73,637

Total Liabilities and Equity	65,937	80,241

The accompanying notes are an integral part of the consolidated financial statements.

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the three months ended June 30		For the six months ended June 30		January 5, 2001 (Inception) to June 30,
	2011 A$000s	2010 A$000s	2011 A$000s	2010 A$000s	2011 A$000s

Revenues:

Sales	-	-	-	-	6
less cost of sales	-	-	-	-	(1)

Gross profit	-	-	-	-	5

Other income
Interest income – related entity	35	40	52	73	357
Interest income – other	149	579	387	1,269	9,503
Other	6	76	12	131	1,104
Total other income	190	695	451	1,473	10,964

Costs and expenses:
Legal, accounting and professional	189	148	308	373	3,143
Exploration expenditure	3,096	7,534	6,134	15,562	75,172
Aircraft maintenance	242	104	515	195	2,396
Stock based compensation	162	365	372	958	12,692
Interest expense	59	4	127	31	398
Impairment of investment	-	-	-	-	327
Amortization of mineral rights	349	349	699	699	2,680
Administration expenses	2,005	2,421	4,262	5,694	34,289
Total costs and expenses	(6,102)	(10,925)	(12,417)	(23,512)	(131,097)

(Loss) from operations	(5,912)	(10,230)	(11,966)	(22,039)	(120,128)

Foreign currency exchange gain/(loss)	(14)	648	(18)	357	(124)
Adjustment to fair value on stepped acquisition	-	-	-	-	2,201
Unrealized gain/(loss) on marketable securities	(71)	(25)	(61)	(25)	191
Loss from sale of asset	(165)	-	(165)	-	(165)
Writeoff/writedown of assets	(5)	-	(5)	-	(250)

(Loss) before income taxes and equity in losses of unconsolidated entities	(6,167)	(9,607)	(12,215)	(21,707)	(118,275)

Provision for income taxes	-	-	-	-	-

(Loss) before equity in losses of unconsolidated entities	(6,167)	(9,607)	(12,215)	(21,707)	(118,275)

Equity in losses of unconsolidated entities (note 13)	(1,076)	(230)	(1,474)	(375)	(3,260)

Net (loss)	(7,243)	(9,837)	(13,689)	(22,082)	(121,535)

Net loss attributable to non-controlling interests	364	1,261	638	2,908	6,054

Net (loss) attributable to Legend stockholders	(6,879)	(8,576)	(13,051)	(19,174)	(115,481)

Basic and diluted loss per common shares	(0.03)	(0.04)	(0.06)	(0.08)	(1.09)

	Number (000s)	Number (000s)	Number (000s)	Number (000s)	Number (000s)

Weighted average number of common shares used in per share calculations	226,471	226,386	226,402	226,360	103,005

The accompanying notes are integral part of the consolidated financial statements

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
for the period ended June 30, 2011
(Unaudited)

	Common Stock			Accumulated	Retained	Retained	Retained
	Shares 000s	Par Value A$000s	Additional Paid-In Capital A$000s	Other Comprehensive Income (Loss) A$000s	(Deficit) Prior to Exploration Activities A$000s	(Deficit) During Exploration Period A$000s	(Deficit) During Development Period A$000s	Non-Controlling Interests A$000s	Stockholders’ Equity (Deficit) A$000s
Balance, January 5, 2001	-	-	-	-	-	-	-	-	-

Shares issued to founder for organisation cost and services at US$0.05 per shares	4,298	5	119	-	-	-	-	-	124

Shares issued for services rendered at US$0.05 per share	146	-	4	-	-	-	-	-	4

Shares issued for cash	616	1	17	-	-	-	-	-	18

Net Loss	-	-	-	-	(131)	-	-	-	(131)

Balance, December 31, 2001	5,060	6	140	-	(131)	-	-	-	15

Shares issued for cash	225	-	6	-	-	-	-	-	6

Shares issued for officer’s compensation	11,250	15	148	-	-	-	-	-	163

Net Loss	-	-	-	-	(183)	-	-	-	(183)

Balance, December 31, 2002	16,535	21	294	-	(314)	-	-	-	1

Shares issued for services rendered at US$0.022 per share	5,026	7	139	-	-	-	-	-	146

Net Loss	-	-	-	-	(157)	-	-	-	(157)

Balance, December 31, 2003	21,561	28	433	-	(471)	-	-	-	(10)

Shares issued for services rendered at US$0.022 per share	2,005	3	55	-	-	-	-	-	58

Options issued for services	-	-	161	-	-	-	-	-	161

Loan forgiveness-former major shareholder	-	-	12	-	-	-	-	-	12

Net Loss	-	-	-	-	(235)	-	-	-	(235)

Balance, December 31, 2004	23,566	31	661	-	(706)	-	-	-	(14)

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
for the period ended June 30, 2011
(Unaudited)
(continued)

	Common Stock			Accumulated	Retained	Retained	Retained
	Shares 000s	Par Value A$000s	Additional Paid-In Capital A$000s	Other Comprehensive Income (Loss) A$000s	(Deficit) Prior to Exploration Activities A$000s	(Deficit) During Exploration Period A$000s	(Deficit) During Development Period A$000s	Non-Controlling Interests A$000s	Stockholders’ Equity (Deficit) A$000s
Shares issued on cashless exercise of options	17,086	22	(22)	-	-	-	-	-	-

Net Loss	-	-	-	-	(75)	-	-	-	(75)

Balance, December 31, 2005	40,652	53	639	-	(781)	-	-	-	(89)

Shares issued on cashless exercise of options	72,281	93	(93)	-	-	-	-	-	-

Shares and options issued under settlement agreement	113	0	35	-	-	-	-	-	35

Shares issued for cash	12,757	17	3,855	-	-	-	-	-	3,872

Cost of share issues	-	-	(128)	-	-	-	-	-	(128)

Amortisation of options under stock option plan	-	-	115	-	-	-	-	-	115

Net unrealized gain on foreign exchange translation	-	-	-	38	-	-	-	-	38

Net Loss	-	-	-	-	(58)	(4,516)	-	-	(4,574)

Balance, December 31, 2006	125,803	163	4,423	38	(839)	(4,516)	-	-	(731)

Shares issued for cash	47,687	56	25,686	-	-	-	-	-	25,742

Cost of share issues	-	-	(1,675)	-	-	-	-	-	(1,675)

Shares issued for consulting fees	2,604	3	1,001	-	-	-	-	-	1,004

Shares issued on cashless exercise of options	75	-	-	-	-	-	-	-	-

Shares issued as a result of delay in lodgement of registration statement	200	-	364	-	-	-	-	-	364

Shares issued for part-settlement of the acquisition of rights to exploration licences under agreement	500	1	517	-	-	-	-	-	518

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
for the period ended June 30, 2011
(Unaudited)
(continued)

	Common Stock			Accumulated	Retained	Retained	Retained
	Shares 000s	Par Value A$000s	Additional Paid-In Capital A$000s	Other Comprehensive Income (Loss) A$000s	(Deficit) Prior to Exploration Activities A$000s	(Deficit) During Exploration Period A$000s	(Deficit) During Development Period A$000s	Non-Controlling Interests A$000s	Stockholders’ Equity (Deficit) A$000s
Amortization of options under stock option plan	-	-	376	-	-	-	-	-	376

Net Loss	-	-	-	-	-	(8,638)	-	-	(8,638)

Balance, December 31, 2007	176,869	223	30,692	38	(839)	(13,154)	-	-	16,960

Shares issued for cash	42,000	44	109,984	-	-	-	-	-	110,028

Cost of share issues		-	(5,964)	-	-	-	-	-	(5,964)

Shares issued on cashless exercise of options	1,522	2	(2)	-	-	-	-	-	-

Shares issued on exercise of options	5,436	6	13,718	-	-	-	-	-	13,724

Shares issued for consulting fees	31	-	147	-	-	-	-	-	147

Shares issued under registration rights agreement	458	-	900	-	-	-	-	-	900

Amortization of options under stock option plan	-	-	5,186	-	-	-	-	-	5,186

Net Loss	-	-	-	-	-	(14,222)	-	-	(14,222)

Balance, December 31, 2008	226,316	275	154,661	38	(839)	(27,376)	-	-	126,759

Shares issued on exercise of options	18	-	3	-	-	-	-	-	3

Amortization of options under stock option plan	-	-	4,260	-	-	-	-	-	4,260

Net unrealized loss on foreign exchange translation	-	-	-	(427)	-	-	-	-	(427)

Net Loss attributable to Legend stockholders	-	-	-	-	-	(37,886)	-	-	(37,886)

Fair value of non-controlling interest	-	-	-	-	-	-	-	10,261	10,261

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
for the period ended June 30, 2011
(Unaudited)
(continued)

	Common Stock			Accumulated	Retained	Retained	Retained
	Shares 000s	Par Value A$000s	Additional Paid-In Capital A$000s	Other Comprehensive Income (Loss) A$000s	(Deficit) Prior to Exploration Activities A$000s	(Deficit) During Exploration Period A$000s	(Deficit) During Development Period A$000s	Non-Controlling Interests A$000s	Stockholders’ Equity (Deficit) A$000s
Net change in controlling/non-controlling interest	-	-	4,842	-	-	-	-	8,699	13,541

Net loss attributable to non-controlling stockholders	-	-	-	-	-	-	-	(1,612)	(1,612)

Balance, December 31, 2009	226,334	275	163,766	(389)	(839)	(65,262)	-	17,348	114,899

Shares issued on cashless exercise of options	66	-	-	-	-	-	-	-	-

Amortization of options under stock option plan	-	-	1,728	-	-	-	-	-	1,728

Options issued for consulting fees	-	-	247	-	-	-	-	-	247

Net unrealized loss on foreign exchange translation	-	-	-	(1,537)	-	-	-	-	(1,537)

Net loss attributable to Legend stockholders	-	-	-	-	-	(36,329)	-	-	(36,329)

Adjustment due to purchase of additional shares in subsidiary	-	-	(2,705)	-	-	-	-	(1,327)	(4,032)

Adjustment due to issue of shares by subsidiary	-	-	772	-	-	-	-	1,692	2,464

Net loss attributable to non-controlling stockholders	-	-	-	-	-	-	-	(3,803)	(3,803)

Balance, December 31, 2010	226,400	275	163,808	(1,926)	(839)	(101,591)	-	13,910	73,637

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
for the period ended June 30, 2011
(Unaudited)
(continued)

	Common Stock			Accumulated	Retained	Retained	Retained
	Shares 000s	Par Value A$000s	Additional Paid-In Capital A$000s	Other Comprehensive Income (Loss) A$000s	(Deficit) Prior to Exploration Activities A$000s	(Deficit) During Exploration Period A$000s	(Deficit) During Development Period A$000s	Non-Controlling Interests A$000s	Stockholders’ Equity (Deficit) A$000s
Shares issued on cashless exercise of options	7	-	-	-	-	-	-	-	-

Amortization of options under stock option plan	-	-	372	-	-	-	-	-	372

Net unrealized loss on foreign exchange translation	-	-	-	(563)	-	-	-	-	(563)

Net loss attributable to Legend stockholders	-	-	-	-	-	(3,904)	(9,147)	-	(13,051)

Adjustment due to purchase of additional shares in subsidiary	-	-	(31)	-	-	-	-	(77)	(108)

Net loss attributable to non-controlling stockholders	-	-	-	-	-	-	-	(638)	(638)

Balance, June 30, 2011	226,407	275	164,149	(2,489)	(839)	(105,495)	(9,147)	13,195	59,649

The accompanying notes are integral part of the consolidated financial statements.

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)

	For the six months ended June 30		January 5, 2001 (Inception) to June 30
	2011 A$000s	2010 A$000s	2011 A$000s
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (Loss)	(13,689)	(22,082)	(121,535)

Adjustments to reconcile net loss to net cash(used) by operating activities:
Foreign currency exchange loss	18	(357)	124
Unrealised gain on marketable securities	61	25	(191)
Shares and Options issued for Stock Based Compensation
- Employees	372	958	12,692
- Consultants	-	-	778
- Exploration agreement	-	-	518
- Registration payment arrangements	-	-	1,265
Provision for reclamation and remediation	92	216	1,018
Loss on sale of property and equipment	165	-	148
Writedown/writeoff of assets	5	-	250
Depreciation and amortization	1,583	1,281	5,926
Adjustment to fair value on stepped acquisition	-	-	(2,201)
Equity accounting loss	1,474	375	3,260
Interest receivable	(52)	(73)	(322)
Accrued interest added to principal		-	37
Net Change in:
Receivables	(1,318)	(2,358)	(1,149)
Prepayments and deposits	610	(205)	(3,437)
Inventories	-	52	(110)
Accounts payable and accrued expenses	(327)	(570)	1,278
Net Cash (Used) by Operating Activities	(11,006)	(22,738)	(101,650)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of trading securities	-	-	1,272
Investment in trading securities	-	(98)	(574)
Investment in equity accounted investments	-	(658)	(19,986)
Acquisition of subsidiary	-	-	(327)
Investment in consolidated entity	(108)	(4,005)	(13,339)
Additions to property and equipment	(1,896)	(830)	(16,474)
Additions to mine development costs	(996)	-	(996)
Proceeds from sale of property and equipment	214	-	324
Net Cash (Used) by Investing Activities	(2,786)	(5,591)	(50,100)

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances payable - affiliates	(769)	-	(3,680)
Repayment of convertible debenture	-	-	(130)
Repayment of shareholder advance	-	-	(1)
Repayment under finance leases	(195)	(158)	(952)
Proceeds from convertible debenture payable	-	-	130
Proceeds from capital/finance loans	301	-	3,240
Repayment under capital leases	(126)	-	(126)
Shareholder advance	-	-	6
Proceeds from issuance of stock	-	-	153,391
Proceeds from issuance of stock by controlled entity	-	2,607	16,149
Cost of share issues	-	(142)	(7,269)
Net Cash (Used)/Provided by Financing Activities	(789)	2,307	160,758

Effect of exchange rate changes on cash	138	357	1,715

Net increase (decrease) in cash	(14,443)	(25,665)	10,723

Cash at beginning of period	25,166	72,666	-

Cash at end of period	10,723	47,001	10,723

Supplemental Disclosures:
Cash paid for interest	205	28	479
Cash paid for income taxes	-	-	-
Shares and options issued for services	-	-	1,843
Accrued interest and stockholder advances charged to paid in capital	-	-	13
Stock issued for exploration agreement	-	-	518
Stock issued for registration payment arrangement	-	-	1,265
Equipment obtained through a capital lease	75	466	1,278
Capital lease obligation for exploration costs	-	-	4,189
Interest in relation to capital lease for exploration costs	-	-	42
Fair value of warrants in connection with issuance of capital stock	-	-	1,331

The accompanying notes are integral part of the consolidated financial statements.

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

1.	ORGANISATION AND BUSINESS

Legend International Holdings, Inc. ("the Company” or “Legend”) was incorporated under the laws of the State of Delaware on January 5, 2001.

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

A brief description of each phosphate project is described below:

Beneficiation Project involves development of a beneficiation plant at Paradise South to upgrade low concentration rock phosphate for direct sale (or use) in fertilizer manufacture. The rock phosphate concentrate will be transported to Mount Isa via slurry pipeline before being dewatered and transported to Port of Townsville by rail for market. The Paradise South and D-Tree deposits are Legend’s largest deposits with relatively low concentrations and best suitable for this project.

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

The Company has historically funded its activities from funds provided by capital raising through the issuance of its shares and from advances from affiliated entities. The Company has in place a planning and budgeting process to help determine the funds required to support the Company's operating requirements and its exploration and development plans. Based on this process and the amount of the Company's cash and other current assets as of June 30, 2011, management believes that the Company has sufficient operating liquidity to sustain its activities through 2011. However, as the Company has not yet generated income producing activities, it will continue to seek opportunities to raise additional funds from capital raising efforts through the issuance of its shares, funding from affiliated entities as may be available and other financing arrangements until such time as the Company can commence revenue producing activities.

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

In December 2010, the FASB issued ASU 2010-28 which amends “Intangibles- Goodwill and Other” (Topic 350). The ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting entities, they are required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. An entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance in Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances changes that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 is effective for fiscal years, and interim periods within those years beginning after December 15, 2010. The adoption of this ASU requires management to further analyze and evaluate goodwill for impairment on a periodic basis.

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

In May 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this Update generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This Update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company does not expect this guidance to have a significant impact on our consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income. This ASU is intended to increase the prominence of other comprehensive income in financial statements by presenting the components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance; therefore, adoption of the new guidance in the first quarter of fiscal 2012 will not have any impact on the Company’s consolidated financial position, results of operations or cash flows.

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

		At June 30, 2011			At December 31, 2010
	Depreciable Life (in years)	Cost A$000s	Accumulated Depreciation A$000s	Net Book Value A$000s	Cost A$000s	Accumulated Depreciation A$000s	Net Book Value A$000s
Land		1,101	-	1,101	1,101	-	1,101
Buildings	40	2,978	(157)	2,821	2,978	(119)	2,859
Leasehold Improvements	1-2	325	(107)	218	325	(81)	244
Motor Vehicles	5	1,551	(644)	907	1,476	(492)	984
Equipment	1-10	4,321	(1,068)	3,253	3,230	(690)	2,540
Aircraft	5	4,237	(155)	4,082	4,671	(606)	4,065
Construction in Progress		2,152	-	2,152	2,039	-	2,039
		16,665	(2,131)	14,534	15,820	(1,988)	13,832

The depreciation expense for the six months ended June 30, 2011 amounted to A$883,000 and for the six months ended June 30, 2010 amounted to A$582,000 and accumulated depreciation on assets written off and/or disposed of for the six months ended June 30, 2011 was A$740,000. Net book value of assets written off for the six months ended June 30, 2011 amounted to A$386,000.

4.	DEVELOPMENT COSTS

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

During the six months ended June 30, 2011, A$996,000 of costs incurred on the Paradise South phosphate project in the process of preparing the mineral deposit for extraction were capitalized and included in development costs.

5.	DEPOSITS

Deposits held by the Company as at June 30, 2011 and December 31, 2010 consist of:

	June 30, 2011 A$000s	December 31, 2010 A$000s
Term deposit as security for a Banker’s Undertaking	351	258

Cash deposits provided to Government Departments for the purpose of guaranteeing the Company’s performance in accordance with mining law	696	230

Other	144	688
	1,191	1,176

6.	STOCKHOLDERS EQUITY

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

A summary of option activity under the Plan as of June 30, 2011, and changes during the six months then ended is presented below:

Options	Shares 000s	Weighted-Average Exercise Price

Balance, December 31, 2010	22,875	$1.32

Granted	-	-
Exercised	-	-
Forfeited and expired	200	$1.00

Balance, June 30, 2011	22,675	$1.32

Options exercisable at June 30, 2011	20,538	$1.31

At the time of an issue of options, management assess the forfeiture rate to be used for the issue based on historical experience and management’s view on the likelihood that the individual will continue employment to the end of the vesting period. The forfeiture rates historically have varied between 33.3% and 100%.

For the six months ended June 30, 2011, stock-based compensation expense relating to stock options was A$372,000. No income tax benefit was recognized in the six months ended June 30, 2011 for stock-based compensation arrangements. As at June 30, 2011, there was A$170,000 of unrecognized compensation cost, before income taxes, related to unvested stock options.

	Options Outstanding			Options Exercisable
Exercise Price US$	Number Outstanding 000s	Weighted Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Number Exercisable 000s	Weighted Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price
$0.444	1,856	5.36		1,856	5.36
$1.000	13,919	6.42		12,415	6.24
$2.000	5,900	6.68		5,600	6.66
$3.480	1,000	7.03		667	7.03
	22,675	6.43	$1.32	20,538	6.30	$1.31

The aggregate intrinsic value of outstanding stock options at June 30, 2011 was A$234,000 and the aggregate intrinsic value of exercisable stock options was A$234,000.

North Australian Diamonds Limited (“NADL”)

Options

The number of NADL options outstanding over unissued ordinary shares at June 30, 2011 is 4,000,000. The unlisted options are exercisable by payment of A$0.16 each on or before February 10, 2012. Option holders are not entitled to participate in any share issue of the Company or any other body corporate and have no voting rights at shareholder meetings.

In July 2011, 194,000 options were exercised at A$0.16 and NADL issued 194,000 shares for consideration of A$31,040

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

At June 30, 2011, no options in respect of this plan are on issue.

7.	AFFILIATE TRANSACTIONS

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

During the six months ended June 30, 2010, AXIS charged the Company A$4,011,231 for management and administration services and A$4,000,881 for exploration services. The Company paid A$422,692 for 2010 charges and advanced AXIS A$268,477. For the six months ended June 30, 2010, the Company charged AXIS interest of A$73,057 at a rate between 9.25% and 10.80%. The amount owed by AXIS at December 31, 2010 under current assets – receivables was A$2,818,000.

During the six months ended June 30, 2011, AXIS charged the Company A$2,990,000 for management and administration services and A$3,476,000 for exploration and development services. The Company paid A$8,222,000 for 2011 charges and advanced AXIS A$927,000. The amount owed by AXIS at June 30, 2011 under non-current assets – advances to affiliates was A$5,553,000. For the six months ended June 30, 2011, the Company charged AXIS interest of A$52,000 at a rate of 11.19%.

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

At December 31, 2010, the Company’s holding in NADL was 50.40%

During the six months ended June 30, 2011, the Company in January 2011 acquired 50,000 additional shares in NADL at a cost of A$25,000 and in June 2011 the Company acquired  a further 282,446 shares in NADL at cost A$83,000 increasing its holding to 50.687% at June 30, 2011.

During the 2009 and 2010 years, the Company took a private placement of shares of common stock in Northern Capital Resources Corp (“NCRC”). At December 31, 2010 and June 30, 2011, the Company held 31.46% of the shares of NCRC. The Company’s President and Chief Executive Officer and one of its independent Directors are President and Chief Executive Officer and Director respectively of NCRC and certain companies with which the Company’s President is affiliated own 38.8% of the outstanding common stock of NCRC. The amount owed by NCRC at June 30, 2011 included under non-current assets – advances to affiliates was A$63,000.

8.	RECLAMATION AND REMEDIATION

A$000s
Balance January 1, 2011	926
Increase as a result of rehabilitation requirement on exploration undertaken during the period	121
Decrease as a result of rehabilitation performed during the year	(29)

Closing balance June 30, 2011	1,018

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

A$000s
The Company entered into capital finance lease agreements for motor vehicles. The leases are non-cancellable and require total monthly repayments of A$39,000 and expire at various dates from 2011 to 2014. Future minimum payments due for the remaining term of the leases as of June 30, 2011 are as follows:

2011	291
2012	232
2013	88
2014	27
638
Less amounts representing interest	49
589

Current liability	372
Non-current liability	217
589

At June 30, 2011, the net book value of the motor vehicles under capital finance leases amounts to:	771

10.	MARKETABLE SECURITIES/OTHER INVESTMENTS

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

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Investment Measured at Fair Value on a Recurring Basis:

	Fair Value Hierarchy	Fair Value at June 30, 2011 A$000s	Fair Value at December 31, 2010 A$000s
Current Asset Marketable Securities - Trading Securities	Level 1	$203	$264

The marketable securities held at June 30, 2011 are investments in companies in the phosphate industry that were listed on a US stock exchange and the Australian Stock Exchange. The cost of the investments was A$197,000, the market value at June 30, 2011 was A$203,000 and the net unrealized gain was A$6,000. Unrealised gains and losses are included in earnings in the period they arise.

Other Investments

During December 2009, the Company invested A$2,784,000 in exchange for shares in a Fund that purchases shares in companies quoted on international stock exchanges. The fair value of the equity security is not readily determinable from published information. The Company accounts for these investments at cost and reviews the carrying amount for impairment at each balance sheet date. The Company has assessed the current net asset value of the investment from information provided by the Fund Manager and determined that no impairment is necessary at June 30, 2011 and December 31, 2010.

Under the rules of the fund, the redemption of any part of the investment requires notice to be given to the Fund’s manager at least three months prior to redemption. The Company has provided such notice. The Fund manager has advised that as at the exit date, the value after exchange revaluation was A$3,297,000, excluding exit costs.

11.	COMMITMENTS AND CONTINGENCIES

The Company is a party to claims that arose in the normal course of business. Management of the Company believes that the ultimate outcome of these claims will not have a material effect on the consolidated financial statements.

The Company has entered into lease agreements for the rental of office premises and equipment which expire between 2011 and 2013. The lease agreements have a monthly payment as adjusted by the increase in the consumer price index in Australia annually, and the future commitment amounts to A$403,000.

A$000s
Future minimum lease payments under the Company’s non-cancellable operating leases are as follows:

2012	257
2013	146

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

A$000s
Not later than one year	1,978
Later than one year but not later than five years	4,101
Later than five years but not later than twenty one years	1,494
7,573

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB issued ASC Topic 825 “Financial Instruments” which requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The Company’s financial instruments include cash, marketable securities, other investments and advances due from affiliates (included in receivables, see note 7). The carrying amounts of cash approximate their respective fair values due to the short term maturities of these instruments. The fair value of advances due from affiliates are not practicable to estimate as no similar market exists for these instruments and as it does not have a specified date of repayment. The carrying amounts of marketable securities comprised of shares are measured at fair value based on quoted market prices that are available in active markets as of the reporting date.

The Company’s other financial instruments consists of long-term debt, including current portion. The carrying values of this obligation, for each period presented, approximate fair value.

13.	INVESTMENTS/SUBSIDARIES

Consolidated Entities

North Australian Diamonds Limited (“NADL”)

At December 31, 2010, the Company’s holding in NADL was 50.40%. During the six months ended June 30, 2011, the Company purchased an additional 332,446 shares at a cost to the Company was A$108,000, increasing its holding in NADL to 50.687% at June 30, 2011. The amount of revenue of NADL for the six months ended June 30, 2010 and 2011 included in the Consolidated Statement of Operations amounts to A$1,208,000 and A$168,000, respectively, and the amount of loss is A$7,936,000 and A$1,454,000, respectively.

Teutonic Minerals Pty Ltd

The Company holds 100% of the shares of Teutonic Minerals Pty Ltd (“Teutonic”). At June 30, 2011 and December 31, 2010 and for the six months ended June 30, 2011 and 2010, the financial position and results of operations of Teutonic were not material.

Alexya Pty Ltd

On October 22, 2010, the Company incorporated a wholly owned Australian subsidiary, Alexya Pty Ltd (“Alexya”) to hold a certain asset and liability which has been consolidated in the accompanying consolidated financial statements. For the six months ended June 30, 2011, the amount of revenue of Alexya included in the Consolidated Statement of Operations is A$nil and the amount of the loss is A$562,000.

Other Subsidiaries

The Company also has the following wholly owned inactive subsidiaries:

●	Legend International Holdings Limited

●	Legend Diamonds Pty Ltd.

Equity Investments

Northern Capital Resources Corp (“NCRC”)

At June 30, 2011 and December 31, 2010, the Company’s holding in NCRC was 31.46%. At June 30, 2011, the carrying value of the investment was A$10,662,000. For the six months ended June 30, 2011 and 2010, the Company recorded an equity loss in NCRC of A$1,274,000 and A$294,000 respectively. At June 30, 2011, the investment in the unconsolidated subsidiary is accounted for under the equity method as the Company has significant influence over NCRC.

The following table presents summary unaudited financial information for NCRC. Such summary financial information has been provided herein based upon the individual significance of this unconsolidated equity investment to the consolidated financial information of the Company:

	June 2011 A$	June 2010 A$
Current assets	3,934	1,543
Non- current assets	39,485	57,306
Total assets	43,419	58,849

Current liabilities	1,721	4,725
Non-current liabilities	6,388	8,260
Total liabilities	8,109	12,985

Total shareholders’ equity	39,427	48,157

Net profit/(loss)	(4,117)	(2,293)

The difference between the carrying value of this equity investment and the Company’s share of underlying equity in the net assets of the investee at June 30, 2011 amounts to approximately A$447,000.

Top End Uranium Ltd

The Company through its investment in NADL holds a 31.06% interest in Top End Uranium Ltd (“TEU”) which has a carrying value of A$870,000 at June 30, 2011. NADL accounts for the investment in TEU using the equity method, For the six months ended June 30, 2011 and 2010, the Company recorded an equity loss in TEU of A$200,000 and A$80,000 respectively. At June 30, 2011, the investment in the unconsolidated subsidiary is accounted for under the equity method as the Company via its subsidiary NADL which has significant influence over TEU.

The following table presents summary unaudited financial information for TEU. Such summary financial information has been provided herein based upon the individual significance of this unconsolidated equity investment to the consolidated financial information of the Company:

	June 2011 A$000s	June 2010 A$000s
Current assets	4,179	5,249
Non- current assets	10	14
Total assets	4,189	5,263

Current liabilities	220	65
Total liabilities	220	65

Total shareholders’ equity	4,611	5,503

Net profit/(loss)	(642)	(305)

The difference between the carrying value of this equity investment and the Company’s share of underlying equity in the net assets of the investee at June 30, 2011 amounts to approximately A$363,000.

14.	GOODWILL

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

15.	MINERAL RIGHTS

Mineral rights were recorded upon the acquisition of NADL during 2009 based upon an independent experts’ report prepared for NADL as part of its Target’s Statement to respond to the on market takeover offer by the Company, which included a valuation of Mineral Rights of the mineral properties of NADL with mineralized material which were valued at A$18,873,000.

The underlying mineral property licenses have a set term and the Mineral Rights are being amortized over the term of the licenses. The amortization charge for the six months ended June 30, 2011 is A$699,000 (2010: A$699,000) and the net carrying value of Mineral Rights at June 30, 2011 is A$16,193,000.

16.	LONG TERM DEBT

During November 2010, the Company entered into a loan facility agreement with a third party lender, which provides for a US$3.2 million credit facility and has a term of five years. Interest on borrowings under the agreement will be fixed at 6.70% per annum.

Borrowings under this agreement amounted to A$2.88 million (US$3.05 million) at June 30, 2011 and is secured by certain equipment purchased by the Company. This debt matures in 2015 with the aggregate amount of payment obligations after June 30, 2011 as follows:

Year	A$000s	US$000s

2011	135	143
2012	284	301
2013	304	322
2014	326	344
2015	1,828	1,937

Total	$2,877	$3,047

17.	COMPREHENSIVE INCOME (LOSS)

The Company follows ASC Topic 220 “Comprehensive Income” (“ASC 220”). ASC 220 requires a company to report comprehensive profit (loss) and its components in a full set of financial statements. Comprehensive income profit/(loss) is the change in equity during a period from transactions and other events and circumstances from non-owner sources such as unrealized gains (losses) on foreign currency translation adjustments. Changes in unrealized foreign currency translation adjustments during the six months ended June 30, 2011 and 2010 amounted to A$563,000 and A$337,000 respectively. Accordingly, the Company’s comprehensive (loss) for the six months ended June 30, 2011 and 2010 amounted to A$(13,614,000) and A$(19,511,000) respectively.

18.	INCOME TAXES

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

The Company is subject to taxation in both the USA and Australia.

At June 30, 2011, the net deferred tax asset consisted of the following:

	USA 2011 A$000s	Australia 2011 A$000s	Total 2011 A$000s
Deferred tax assets

Net operating loss carry-forward	12,500	23,322	35,822
Exploration expenditure	18,000	-	18,000
Less valuation allowance	(30,500)	(23,322)	(53,822)

Net deferred taxes	-	-	-

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

As a result of the ownership change that occurred in November 2004 (see note 1), Internal Revenue Code Section 382 limits the use of available operating loss carryforwards for losses incurred prior to the ownership change.  Carry-forward net operating losses will be available to offset future taxable income. Total available net operating loss carryforwards in the United States, which are subject to limitations, amount to approximately A$35,714,000 at June 30, 2011 and expire in years 2023 through 2030. Net operating loss carryforwards in Australia do not have a definite expiration date and amounted to A$77,739,000.

19.	SUBSEQUENT EVENTS

The Company has evaluated events and transactions after the balance sheet date and, through the date the consolidated financial statements were issued, believes that all relevant disclosures have been included herein and there are no other which require recognition or disclosure in the accompanying consolidated financial statements.

Since June 30, 2011, Legend  has acquired a further 135,642 shares in NADL at a cost of A$34,000, taking its interest in NADL to 50.719%.

On July 28, 2011, the shareholders of the Company approved the amendment of Legend’s Certificate of Incorporation to increase the number of authorized shares of common stock from three hundred million (300,000,000) to four hundred million (400,000,000).

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

The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar during the periods indicated:

6 months ended June 30, 2010                                                                A$1.00 = US$0.8567
6 months ended June 30, 2011                                                                A$1.00 = US$1.0595
6 months ended June 30, 2010                                                                A$1.00 = CDN$0.8982
6 months ended June 30, 2011                                                                A$1.00 = CDN$1.0346

RESULTS OF OPERATION

Three Months Ended June 30, 2011 vs. Three Months Ended June 30, 2010.

The Company’s financial statements are prepared in Australian dollars (A$). A number of the costs, expenses and assets of the Company are incurred/held in US$ and the conversion of these costs to A$ means that the comparison of the three months ended June 30, 2011 to the three months ended June 30, 2010 does not always present a true comparison.

As an exploration company until February 2011 and a development stage company since then, we do not have an ongoing source of revenue. Our revenue stream is normally from interest received on cash in bank and ad-hoc tenement disposals and Australian Taxation Office refunds.

Other income decreased from A$695,000 for the three months ended June 30, 2010 to A$190,000 for the three months ended June 30, 2011, which primarily represents interest on funds in the bank of A$149,000(2010: A$579,000), as a result of the reducing cash at bank balances as funds have been used for operational purposes; interest income from a related entity of A$35,000 (2010: A$40,000) due to lower amounts owed to the Company; and a reduction of NADL’s fuel rebate of A$6,000 (2010: A$76,000) for fuel usage on the Merlin project.

Costs and expenses decreased from A$10,925,000 in the three months ended June 30, 2010 to A$6,102,000 in the three months ended June 30, 2011. The decrease in expenses is a net result of:

a)
an increase in legal, accounting and professional expense from A$148,000 for the three months ended June 30, 2010 to A$189,000 for the three months ended June 30, 2011 as a result of a increase in legal fees for general legal work including stock transfer matters, regulatory filings, stock transfer agent fees, and fees for professional services in relation to the Form 10-Q. Included in legal fees for the three months ending June 30, 2010 are professional fees paid to attorneys for proposed diamond spin out of A$50,000 and professional fees paid to attorneys for defending a legal action commenced prior to the Company’s acquisition of NADL of A$27,000.

b)
a decrease in exploration expenditure written off from A$7,534,000 in the three months ended June 30, 2010 to A$3,096,000 in the three months ended June 30, 2011. The exploration costs include drilling/geological/geophysical/mineral analysis contractors, salaries for contract field staff, travel costs, accommodation and tenement costs. On our phosphate activities, we continued to advance the current feasibility test work during the current quarter although no drilling occurred during the quarter which has reduced the cost of our exploration program. In addition, as a result of establishing the Company’s phosphate mineral reserve estimates in February 2011, certain costs that were previously expended are now being capitalized and included in development costs.  For the three months ended June 30, 2010, phosphate field activities included drilling investigations into mining operations and the chemical and beneficiation plant.  In relation to our diamond activities, included within exploration expenditure for the three months ending June 30, 2011 was A$463,000 for further studies confirming the scale and viability of the Merlin project and surrounding areas and costs of the plant and camp. For the three months ended June 30, 2010, our diamond activities at Merlin and surrounding areas included drilling and trial testing amounting to A$2,592,000.

c)
an increase in aircraft maintenance costs from A$104,000 in the three months ended June 30, 2010 to A$242,000 in the three months ended June 30, 2011, as the current year includes a provision for the engine maintenance program.

d)
a decrease in stock based compensation from A$365,000 in the three months ended June 30, 2010 to A$162,000 in the three months ended June 30, 2011. The Company has issued options under the 2006 Incentive Option Plan throughout 2006 to 2010. The decrease is a result of options being fully vested in prior periods.

e)
an increase in interest expense from A$4,000 for the three months ended June 30, 2010 to A$59,000 for the three months ended June 30, 2011 due to an increase in finance leases that bear interest and interest bearing long term debt.

f)
amortization of mineral rights of A$349,000 for the three months ended June 30, 2010 and A$349,000 for the three months ended June 30, 2011. On the acquisition date of the business combination of NADL (August 6, 2009), the Company recognized mineral rights of A$18,873,000. The underlying mineral property licenses have a set term and the mineral rights are being amortized over the term of the licenses.

g)
a decrease in administration expense from A$2,421,000 in the three months ended June 30, 2010 to A$2,005,000 in the three months ended June 30, 2011 is a net result of: (i) a slight increase in direct costs, indirect costs and service fees charged to the Company by AXIS which increased from A$1,563,000 to A$1,569,000 primarily as a result of an increase in direct costs incurred on our behalf by AXIS; (ii) a decrease in the cost of travel and accommodation relating to the business activities of the Company  from A$354,000 to A$186,000 as there have  been less travel for business and marketing purposes in the current quarter; (iii) a decrease in investor relations and other consultants costs from A$332,000 to A$173,000 and (iv) an decrease in property rentals and associated costs from A$48,000 to A$30,000.

As a result of the foregoing, the loss from operations decreased from A$10,230,000 for the three months ended June 30, 2010 to A$5,912,000 for the three months ended June 30, 2011.

A decrease in the foreign currency exchange gain from A$648,000 for the three months ended June 30, 2010 to a foreign exchange loss A$14,000 for the three months ended June 30, 2011 was recorded as a result of the movement in the Australian dollar versus the US dollar.

A net unrealized loss of A$71,000 (2010: A$25,000) on revaluation and sale of certain marketable securities, being the difference between the carrying market value, was incurred in the three months ended June 30, 2011.

The loss before income taxes and equity in losses of unconsolidated entities was A$9,607,000 for the three months ended June 30, 2010 compared to A$6,167,000 for the three months ended June 30, 2011.

There was no provision for income taxes in either the three months ended June 30, 2011 or 2010.

The equity losses in unconsolidated entities for the three months ended June 30, 2011 amounted A$1,076,000 (2010: A$230,000) The Company holds a 31.46% interest in Northern Capital Resources Corp and the Company through its investment in NADL holds a 31.06% investment in Top End Uranium Ltd at June 30, 2011. The Company accounts for both of these investments using the equity method of accounting. The Company held a 22.34% investment in Northern Capital Resources Corp and NADL held 28% interest in Top End Uranium Ltd at June 30, 2010.

The net loss was A$7,243,000 for the three months ended June 30, 2011 compared to a net loss of A$9,837,000 for the three months ended June 30, 2010.

The share of the loss attributable to the non-controlling interests of NADL for the three months ended June 30, 2011 amounted to A$364,000, compared to a loss of A$1,261,000 for the three months ended June 30, 2010. At January 1, 2010, the Company held a 47.83% interest in NADL. Since February 6, 2010, the Company has purchased further shares in NADL and at June 30, 2010 its interest was 49.31% and at December 31, 2010 its interest was 50.40%. During the three months ended June 30, 2011 the Company purchased a further 282,446 shares in NADL at a cost of A$83,000 and a decrease in non-controlling interest of A$65,000.

The net loss attributable to Legend stockholders amounted to A$6,879,000 for the three months ended June 30, 2011 compared to A$8,576,000 for the three months ended June 30, 2010.

Six Months Ended June 30, 2011 vs. Six Months Ended June 30, 2010.

The Company’s financial statements are prepared in Australian dollars (A$). A number of the costs, expenses and assets of the Company are incurred/held in US$ and the conversion of these costs to A$ means that the comparison of the six months ended June 30, 2011 to the six months ended June 30, 2010 does not always present a true comparison.

As an exploration company until February 2011 and a development stage company since then, we do not have an ongoing source of revenue. Our revenue stream is normally from interest received on cash in bank and ad-hoc tenement disposals and Australian Taxation Office refunds.

Other income decreased from A$1,473,000 for the six months ended June 30, 2010 to A$451,000 for the six months ended June 30, 2011, which primarily represents interest on funds in the bank of A$387,000 (2010: A$1,269,000), as a result of the reducing cash at bank balances as funds have been used for operational purposes; interest income from a related entity of A$52,000 (2010: A$73,000) due to lower amounts owed to the Company; and a reduction of NADL’s fuel rebate of A$12,000 (2010: A$131,000) for fuel usage on the Merlin project.

Costs and expenses decreased from A$23,512,000 in the six months ended June 30, 2010 to A$12,417,000 in the six months ended June 30, 2011. The decrease in expenses is a net result of:

a)
a decrease in legal, accounting and professional expense from A$373,000 for the six months ended June 30, 2010 to A$308,000 for the six months ended June 30, 2011 as a result of a decrease in legal fees for general legal work including stock transfer matters, regulatory filings, stock transfer agent fees, and fees for professional services in relation to the Form 10-Q. Included in legal fees for the six months ending June 30, 2010 are professional fees paid to attorneys for proposed diamond spin out of A$80,000 and exploration tenement purchase agreement of A$8,000 and for NADL, professional fees paid to attorneys for defending a legal action commenced prior to the Company’s acquisition of NADL of A$42,000.

b)
a decrease in exploration expenditure written off from A$15,562,000 in the six months ended June 30, 2010 to A$6,134,000 in the six months ended June 30, 2011. The exploration costs include drilling/geological/geophysical/mineral analysis contractors, salaries for contract field staff, travel costs, accommodation and tenement costs. On our phosphate activities, we continued to advance the current feasibility test work during the six month period although no drilling occurred during the six month period which reduced the cost of our exploration program. In addition, during the six months ended June 30, 2011, A$996,000 of costs incurred on the Paradise South phosphate project in the process of preparing the mineral deposit for extraction were capitalized and included in development costs. For the six months ended June 30, 2010, phosphate field activities included drilling investigations into mining operations and the chemical and beneficiation plant.  In relation to our diamond activities, included within exploration expenditure for the six months ending June 30, 2011 was A$836,000 for further studies confirming the scale and viability of the Merlin project and surrounding areas and costs of the plant and camp. For the six months ended June 30, 2010, our diamond activities at Merlin and surrounding areas included drilling and trial testing amounting to A$5,618,000.

c)
an increase in aircraft maintenance costs from A$195,000 in the six months ended June 30, 2010 to A$515,000 in the six months ended June 30, 2011, as the current year includes a provision for the engine maintenance program.

d)
a decrease in stock based compensation from A$958,000 in the six months ended June 30, 2010 to A$372,000 in the six months ended June 30, 2011. The Company has issued options under the 2006 Incentive Option Plan throughout 2006 to 2010. The decrease is a result of options being fully vested in prior periods.

e)
an increase in interest expense from A$31,000 for the six months ended June 30, 2010 to A$127,000 for the six months ended June 30, 2011 due to an increase in finance leases that bear interest and interest bearing long term debt.

f)
amortization of mineral rights of A$699,000 for the six months ended June 30, 2010 and A$699,000 for the six months ended June 30, 2011. On the acquisition date of the business combination of NADL (August 6, 2009), the Company recognized mineral rights of A$18,873,000. The underlying mineral property licenses have a set term and the mineral rights are being amortized over the term of the licenses.

g)
a decrease in administration expense from A$5,694,000 in the six months ended June 30, 2010 to A$4,262,000 in the six months ended June 30, 2011 is a net result of: (i) a decrease in direct costs, indirect costs and service fees charged to the Company by AXIS which decreased from A$4,011,000 to A$2,990,000 primarily as a result of reduction in direct costs incurred on our behalf by AXIS; (ii) a decrease in the cost of travel and accommodation relating to the business activities of the Company  from A$448,000 to A$429,000 as there have  been less travel for business and marketing purposes in the current quarter; (iii) a decrease in investor relations and other consultants costs from A$554,000 to A$370,000 and (iv) an decrease in property rentals and associated costs from A$299,000 to A$172,000.

As a result of the foregoing, the loss from operations decreased from A$22,039,000 for the six months ended June 30, 2010 to A$11,966,000 for the six months ended June 30, 2011.

A decrease in foreign currency exchange gain from A$357,000 for the six months ended June 30, 2010 to foreign exchange loss A$18,000 for the six months ended June 30, 2011 was recorded as a result of the movement in the Australian dollar versus the US dollar.

A net unrealized gain of A$61,000 (2010: A$25,000) on revaluation and sale of certain marketable securities, being the difference between the carrying market value, was incurred in the six months ended June 30, 2011.

The loss before income taxes and equity in losses of unconsolidated entities was A$21,707,000 for the six months ended June 30, 2010 compared to A$12,215,000 for the six months ended June 30, 2011.

There was no provision for income taxes in either the six months ended June 30, 2011 or 2010.

The equity losses in unconsolidated entities for the six months ended June 30, 2011 amounted to A$1,474,000 (2010: A$375,000) The Company holds a 31.46% interest in Northern Capital Resources Corp and the Company through its investment in NADL holds a 31.06% investment in Top End Uranium Ltd at June 30, 2011. The Company accounts for both of these investments using the equity method of accounting. The Company held a 22.34% investment in Northern Capital Resources Corp and NADL held 28% interest in Top End Uranium Ltd at June 30, 2010.

The net loss was A$13,689,000 for the six months ended June 30, 2011 compared to a net loss of A$22,082,000 for the six months ended June 30, 2010.

The share of the loss attributable to the non-controlling interests of NADL for the six months ended June 30, 2011 amounted to A$638,000, compared to a loss of A$2,908,000 for the six months ended June 30, 2010. At January 1, 2010, the Company held a 47.83% interest in NADL. Since February 6, 2010, the Company has purchased further shares in NADL and at June 30, 2010 its interest was 49.31% and at December 31, 2010 its interest was 50.40%. During the six months ended June 30, 2011 the Company purchased a further 332,446 shares in NADL at a cost of A$108,000 and a decrease in non-controlling interest of A$77,000.

The net loss attributable to Legend stockholders amounted to A$13,051,000 for the six months ended June 30, 2011 compared to A$19,174,000 for the six months ended June 30, 2010.

Liquidity and Capital Resources

For the six months ended June 30, 2011, net cash used in operating activities was A$11,006,000 (2010: A$22,738,000) primarily consisting of the net loss of A$13,689,000 (2010: A$22,082,000), increase in accounts receivable of A$1,318,000 (2010: A$2,358,000); decrease in prepayments and deposits of A$610,000 (2010: increase A$205,000); no movement in inventories (2010: decrease A$52,000) and an increase in accounts payable and accrued expenses of A$327,000 (2010: decrease A$570,000).

Net cash used in investing activities was A$2,786,000 (2010: A$5,591,000), consisting of the purchase of an additional 332,446 shares in NADL at a cost of A$108,000 (2010: A$4,005,000) which increased the Company’s holding in NADL to 50.687% at June 30, 2011; and purchase of plant, some equipment including plant upgrade at Merlin of A$1,120,000 (2010: A$830,000) and additions to mine development of A$995,000 (2010: A$nil). For the six months ending June 30, 2010, the Company purchased shares in NCRC at a cost of A$658,000 and investments in marketable securities of A$98,000 for which there was no comparable transactions for the six months ending June 30, 2011.

Net cash used by financing activities was A$789,000 (2010: provided by A$2,307,000) being primarily net repayments under finance leases of A$195,000 (2010: A$158,000), advances to affiliates of A$769,000 (2010: A$nil), proceeds from capital lease agreements of A$301,000 (2010: A$nil) and repayments under capital leases of A$126,000 (2010: A$nil). For the six months ended June 30, 2010, the proceeds of private placements offering of shares of common stock of NADL of A$2,607,000, less costs of A$142,000, for which there was no comparable transaction for the six months ended June 30, 2011.

At June 30, 2011, the Company held US$2,850,000 in US accounts which when converted to Australian dollars results in an unrealized foreign exchange loss of A$102,000.

As at June 30, 2011, the Company had A$10,723,000 in cash.

We plan to continue our exploration program throughout the remainder of 2011 and anticipate spending A$4.6 million on development and exploration and A$7.0 million on administrative costs.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

At June 30, 2011, the Company had long-term debt of A$2,876,000 (US$3,047,000). As the Loan Facility is in US dollars, a change in the exchange rate between the A$ and the US$ will have an effect on the amounts reported in the Company’s consolidated financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the US$ exchange rate will have an A29,000 effect on the consolidated balance sheet and statement of operations.

The Company reports in A$ and holds cash denominated in US dollars. At June 30, 2011, this amounted to US$2,850,000 (A$2,690,000). A change in the exchange rate between the A$ and the US$ will have an effect on the amounts reported in the Company’s consolidated financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the US$ exchange rate will have an A$27,000 effect on the consolidated balance sheet and statement of operations.

The Company holds trading securities in Australian and US listed corporations. The trading securities in Australian corporations amounted to A$90,000 at June 30, 2011 and are affected by the volatility of the Australian stock market. The US listed corporations are traded in US$ and at June 30, 2011, this amounted to US$119,000 (A$113,000). The trading securities are affected by the movement of the A$ against the US$ and volatility of the US stock market. A change in the exchange rate between the A$ and the US$ will have an effect on the amounts reported in the Company’s consolidated financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the US$ exchange rate will have an A$1,000 effect on the consolidated balance sheet and statement of operations.

The Company holds an investment in a Fund denominated in Euros.  At June 30, 2011, this amounted to €1,700,000 (A$2,784,000). A change in the exchange rate between the A$ and the € will have an effect on the redemption amount and reported gain or loss on sale of the investment. The investment is carried at cost and the effect of € exchange rate at June 30, 2011 on the consolidated statement of operations if the investment was redeemed is A$(340,000).

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

(b)	Changes in Internal Control Over Financial Reporting

(c)	Other

There were no changes in our internal control over financial reporting during the second quarter of 2011 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of June 30, 2011, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3.	Defaults Upon Senior Securities.

Not Applicable

Item 4.	Removed and Reserved.

Not Applicable

Item 5.	Other Information.

Not Applicable

Item 6.	Exhibits.

Exhibit No.	Description

3.1	Certificate of Amendment of Certificate of Incorporation of Legend International Holdings, Inc. (under Section 242 of the General Corporation Law)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Joseph Isaac Gutnick (6)

31.2	Certification of Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter James Lee (6)

32.1	Certification of Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Joseph Isaac Gutnick (6)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Peter James Lee (6)

101
The following materials from the Legend International Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL):  (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

#101.INS	XBRL Instance Document.
#101.SCH	XBRL Taxonomy Extension Schema Document.
#101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
#101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
#101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
#101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
____________________

#           To be filed by amendment.  In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed “not filed” for purposes of section 18 of the Exchange Act, and otherwise are not subject to liability under that section.

FORM 10-Q

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

LEGEND INTERNATIONAL HOLDINGS, INC.

(Registrant)

	By:	/s/ Peter J Lee
Peter J Lee
Chief Financial Officer and Secretary

Dated: August 9, 2011

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Amendment of Certificate of Incorporation of Legend International Holdings, Inc. (under Section 242 of the General Corporation Law)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Joseph Isaac Gutnick (6)

31.2	Certification of Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter James Lee (6)

32.1	Certification of Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Joseph Isaac Gutnick (6)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Peter James Lee (6)

101
The following materials from the Legend International Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL):  (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

#101.INS	XBRL Instance Document.
#101.SCH	XBRL Taxonomy Extension Schema Document.
#101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
#101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
#101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
#101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
____________________

#           Filed herewith.  In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed “not filed” for purposes of section 18 of the Exchange Act, and otherwise are not subject to liability under that section.