Form 10-Q/A
period 2011-06-30
LEGEND INTERNATIONAL HOLDINGS INC
filed 2011-09-07
CIK 1132143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of Legend International Holdings, Inc. for the quarterly period ended June 30, 2011 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on August 9, 2011 for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q other than the furnishing of the exhibit described above. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

The interactive data files on Exhibit 101 hereto are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Legend International Holdings, Inc. under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

2

LEGEND INTERNATIONAL HOLDINGS, INC.

FORM 10-Q

June 30, 2011

Part II – Other Information

Item 6.	Exhibits.

Exhibit No.	Description

3.1	Certificate of Amendment of Certificate of Incorporation of Legend International Holdings, Inc. (under Section 242 of the General Corporation Law) *

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Joseph Isaac Gutnick *

31.2	Certification of Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter James Lee *

32.1	Certification of Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Joseph Isaac Gutnick *

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Peter James Lee *

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

__________________

#           Filed herewith.  In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed “not filed” for purposes of section 18 of the Exchange Act, and otherwise are not subject to liability under that section.

* Previously filed.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

LEGEND INTERNATIONAL HOLDINGS, INC.

(Registrant)

By:	/s/ Peter J Lee
Peter J Lee
Chief Financial Officer and Secretary

Dated: September 7, 2011

4