Form 10-Q
period 2011-09-30
LEGEND INTERNATIONAL HOLDINGS INC
filed 2011-11-09
CIK 1132143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

(Check one):	Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). ☐ Yes ☒ No

There were 226,407,246 shares of common stock outstanding on November 7, 2011.

EXHIBIT INDEX		30

Exh. 31.1	Certification	31
Exh. 31.2	Certification	32
Exh. 32.1	Certification	33
Exh. 32.2	Certification	34

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of September 30, 2011, the results of its consolidated operations for the three and nine month periods ended September 30, 2011 and September 30, 2010 and for the cumulative period January 5, 2001 (inception) through September, 2011, and the changes in its consolidated cash flows for the nine month periods ended September 30, 2011 and September 30, 2010 and for the cumulative period January 5, 2001 (inception) through September 30, 2011, have been included.  The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Balance Sheet

	September 30, 2011 A$000s (unaudited)	December 31, 2010 A$000s
ASSETS

Current Assets:
Cash	4,098	25,166
Receivables	724	1,165
Prepayments	174	913
Inventories	110	110
Other investments (note 10)	2,457	2,784
Marketable securities (note 10)	-	264
Total Current Assets	7,563	30,402

Non-Current Assets:
Property and equipment, net (note 3)	14,243	13,832
Investment in unconsolidated entities (note 13)	12,023	13,570
Other investments	200	200
Deposits (note 5)	1,148	1,176
Advances to affiliates (note 7)	6,803	3,039
Prepayments	30	37
Development costs (note 4)	1,652	-
Mineral Rights (note 15)	15,843	16,892
Goodwill (note 14)	1,093	1,093
Total Non-Current Assets	53,035	49,839

Total Assets	60,598	80,241

LIABILITIES

Current Liabilities:
Accounts payable and accrued expenses	2,239	2,134
Current portion of long-term debt (note 16)	302	224
Lease liability (note 9)	350	455
Total Current Liabilities	2,891	2,813

Non Current Liabilities:
Reclamation and remediation provision (note 8)	951	926
Long-term debt (note 16)	2,738	2,611
Lease liability (note 9)	210	254
Total Non Current Liabilities	3,899	3,791

Total Liabilities	6,790	6,604

Commitments and Contingencies (Note 11)

Stockholders’ Equity
Common stock: US$.001 par value, 400,000,000 shares authorised
226,407,246 and 226,399,674 shares issued and outstanding	275	275
Additional paid-in-capital	164,151	163,808
Accumulated other comprehensive loss	(1,402)	(1,926)
Retained (deficit) prior to exploration activities	(839)	(839)
Retained (deficit) during exploration period	(105,495)	(101,591)
Retained (deficit) during development period	(15,378)	-

Legend Stockholders’ Equity	41,312	59,727
Non-controlling interests	12,496	13,910

Total Equity	53,808	73,637

Total Liabilities and Equity	60,598	80,241

The accompanying notes are an integral part of the consolidated financial statements.

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the three months ended September 30		For the nine months ended September 30		January 5, 2001 (Inception) to September 30,
	2011 A$000s	2010 A$000s	2011 A$000s	2010 A$000s	2011 A$000s

Revenues:

Sales		-		-	6
less cost of sales		-		-	(1)

Gross profit		-		-	5

Other income
Interest income – related entity	41	45	93	118	398
Interest income – other	77	459	464	1,728	9,580
Other	575	364	587	495	1,679
Total other income	693	868	1,144	2,341	11,657

Costs and expenses:
Legal, accounting and professional	160	245	468	618	3,303
Exploration expenditure	4,209	5,604	10,343	21,166	79,381
Aircraft maintenance	246	156	761	351	2,642
Stock based compensation	31	376	403	1,334	12,723
Interest expense	57	13	184	44	455
Impairment of investment	-	-	-	-	327
Amortization of mineral rights	350	350	1,049	1,049	3,030
Administration expenses	1,775	2,191	6,037	7,885	36,064
Total costs and expenses	(6,828)	(8,935)	(19,245)	(32,447)	(137,925)

(Loss) from operations	(6,135)	(8,067)	(18,101)	(30,106)	(126,263)

Foreign currency exchange gain/(loss)	(142)	(861)	(160)	(504)	(266)
Adjustment to fair value on stepped acquisition	-	-	-	-	2,201
Realized gain/(loss) on marketable securities	(5)	31	(66)	6	186
Loss on other investments	(62)	-	(62)	-	(62)
Loss from sale of property and equipment	(3)	-	(168)	-	(168)
Writeoff/writedown of assets	(25)	-	(30)	-	(275)

(Loss) before income taxes and equity in losses of unconsolidated entities	(6,372)	(8,897)	(18,587)	(30,604)	(124,647)

Provision for income taxes	-	-	-	-	-

(Loss) before equity in losses of unconsolidated entities	(6,372)	(8,897)	(18,587)	(30,604)	(124,647)

Equity in losses of unconsolidated entities (note 13)	(601)	(632)	(2,075)	(1,007)	(3,861)

Net (loss)	(6,973)	(9,529)	(20,662)	(31,611)	(128,508)

Net loss attributable to non-controlling interests	742	558	1,380	3,466	6,796

Net (loss) attributable to Legend stockholders	(6,231)	(8,971)	(19,282)	(28,145)	(121,712)

Basic and diluted loss per common shares	(0.03)	(0.04)	(0.08)	(0.12)	(1.15)

	Number (000s)	Number (000s)	Number (000s)	Number (000s)	Number (000s)

Weighted average number of common shares used in per share calculations	226,407	226,400	226,406	226,393	105,900

The accompanying notes are integral part of the consolidated financial statements

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
for the period ended September 30, 2011
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
for the period ended September 30, 2011
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
for the period ended September 30, 2011
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
for the period ended September 30, 2011
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

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
for the period ended September 30, 2011
(Unaudited)
(continued)

	Common Stock			Accumulated	Retained	Retained	Retained
	Shares 000s	Par Value A$000s	Additional Paid-In Capital A$000s	Other Comprehensive Income (Loss) A$000s	(Deficit) Prior to Exploration Activities A$000s	(Deficit) During Exploration Period A$000s	(Deficit) During Development Period A$000s	Non-Controlling Interests A$000s	Stockholders’ Equity (Deficit) A$000s
Shares issued on cashless exercise of options	7	-	-	-	-	-	-	-	-

Amortization of options under stock option plan	-	-	403	-	-	-	-	-	403

Net unrealized loss on foreign exchange translation	-	-	-	524	-	-	-	-	524

Net loss attributable to Legend stockholders	-	-	-	-	-	(3,904)	(15,378)	-	(19,282)

Adjustment due to purchase of additional shares in subsidiary	-	-	(35)	-	-	-	-	(113)	(148)

Adjustment due to issue of shares by subsidiary	-	-	(25)	-	-	-	-	79	54

Net loss attributable to non-controlling stockholders	-	-	-	-	-	-	-	(1,380)	(1,380)

Balance, September 30, 2011	226,407	275	164,151	(1,402)	(839)	(105,495)	(15,378)	12,496	53,808

The accompanying notes are integral part of the consolidated financial statements.

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)

	For the nine months ended September 30		January 5, 2001 (Inception) to September 30
	2011 A$000s	2010 A$000s	2011 A$000s
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (Loss)	(20,662)	(31,611)	(128,508)

Adjustments to reconcile net loss to net cash(used) by operating activities:
Foreign currency exchange loss	160	504	266
Gain(loss) on marketable securities/other investments	128	(6)	(124)
Shares and Options issued for Stock Based Compensation
- Employees	403	1,334	12,723
- Consultants	-	-	778
- Exploration agreement	-	-	518
- Registration payment arrangements	-	-	1,265
Provision for reclamation and remediation	25	123	951
Loss on sale of property and equipment	168	-	151
Writedown/writeoff of assets	30	-	275
Depreciation and amortization	2,468	1,965	6,811
Adjustment to fair value on stepped acquisition	-	-	(2,201)
Equity accounting loss	2,075	1,007	3,861
Interest receivable	(93)	(118)	(363)
Accrued interest added to principal	-	-	37
Net Change in:
Receivables	(2,474)	(2,330)	(2,304)
Prepayments and deposits	775	(465)	(3,273)
Inventories	-	127	(110)
Accounts payable and accrued expenses	105	(257)	1,712
Net Cash (Used) by Operating Activities	(16,892)	(29,727)	(107,535)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of marketable securities/other investments	503	-	1,775
Investment in marketable securities	-	(98)	(574)
Investment in equity accounted investments	-	(3,112)	(19,986)
Acquisition of subsidiary	-	-	(327)
Investment in consolidated entity	(148)	(4,033)	(13,379)
Additions to property and equipment	(1,992)	(1,242)	(16,570)
Additions to mine development costs	(1,652)	-	(1,652)
Proceeds from sale of property and equipment	215	-	325
Net Cash (Used) by Investing Activities	(3,074)	(8,485)	(50,388)

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances to affiliates	(938)	-	(3,849)
Repayment of convertible debenture	-	-	(130)
Repayment of shareholder advance	-	-	(1)
Repayment under finance leases	(302)	(275)	(1,059)
Proceeds from convertible debenture payable	-	-	130
Proceeds from loans	301	-	3,240
Repayment under capital leases	(204)	-	(204)
Shareholder advance	-	-	6
Proceeds from issuance of stock	-	-	153,445
Proceeds from issuance of stock by controlled entity	54	2,607	16,149
Cost of share issues	-	(142)	(7,269)
Net Cash (Used)/Provided by Financing Activities	(1,089)	2,190	160,458

Effect of exchange rate changes on cash	(13)	574	1,563

Net increase (decrease) in cash	(21,068)	(35,448)	4,098

Cash at beginning of period	25,166	72,666	-

Cash at end of period	4,098	37,218	4,098

Supplemental Disclosures:

Cash paid for interest	262	48	436
Cash paid for income taxes	-	-	-
Shares and options issued for services	-	-	1,843
Accrued interest and stockholder advances charged to paid in capital	-	-	13
Stock issued for exploration agreement	-	-	518
Stock issued for registration payment arrangement	-	-	1,265
Equipment obtained through a capital lease	138	466	1,341
Capital lease obligation for exploration costs	-	-	4,189
Interest in relation to capital lease for exploration costs	-	-	42
Fair value of warrants in connection with issuance of capital stock	-	-	1,331

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

During the economic downturn of 2008, Legend also decided that part of the Company’s strategy should be to invest into undervalued mining projects should opportunities arise. This investment would not detract from Legend’s primary goal of developing the Phosphate Project and had the aim of diversifying interests to dilute the effect of identified potential project risks.  This was seen as necessary by the Company due to the obviously volatile and unpredictable nature of the commodity markets at the time. Some of these investments include taking a major stake in North Australian Diamonds Ltd (NADL) which controls the Merlin Diamond Mine and includes NADL’s current 31.14% interest in Top End Uranium Ltd and an investment in Northern Capital Resources Corporation which controls gold and zinc assets in Nova Scotia, Canada. These are outlined in further detail below.

Effective March 1, 2011, Legend is reporting as a development stage company. During February 2011, the Company announced its maiden mineral reserve for its 100% owned Paradise South phosphate project. In accordance with SEC Industry Guide 7, as a result of establishing mineral reserve estimates, Legend has entered into the development stage for this project as it engages in the process of preparing the mineral deposit for extraction, while it continues with its various other exploration activities. Management considers the phosphate business as its main focus of operations and plans to devote a majority of its resources to this area. As a result of establishing the phosphate mineral reserve estimates, the Company will account for development expenditure by capitalizing such costs. Exploration costs incurred on the Company’s other activities will be written off as incurred to the consolidated statements of operations.

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

The Company has historically funded its activities from funds provided by capital raising through the issuance of its shares and from advances from affiliated entities. The Company has in place a planning and budgeting process to help determine the funds required to support the Company's operating requirements and its exploration and development plans. Based on this process and the amount of the Company's cash and other current assets as of September 30, 2011, management believes that the Company has sufficient operating liquidity to sustain its activities through 2011. However, as the Company has not yet generated income producing activities, it will continue to seek opportunities to raise additional funds from capital raising efforts through the issuance of its shares, funding from affiliated entities as may be available, debt facilities and other financing arrangements until such time as the Company can commence revenue producing activities.

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

In December 2010, the FASB issued ASU 2010-29 which addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations (Topic 805). This ASU specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro-forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

In September 2011, FASB issued Accounting Standards Update (“ASU”) No. 2011-08, “Testing Goodwill for Impairment”. This ASU is intended to simplify how entities test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not expect this guidance to have a significant impact on our consolidated financial position, results of operations or cash flows.

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

		At September 30, 2011			At December 31, 2010
	Depreciable Life (in years)	Cost A$000s	Accumulated Depreciation A$000s	Net Book Value A$000s	Cost A$000s	Accumulated Depreciation A$000s	Net Book Value A$000s
Land		1,101	-	1,101	1,101	-	1,101
Buildings	40	2,978	(176)	2,802	2,978	(119)	2,859
Leasehold Improvements	1-2	267	(91)	176	325	(81)	244
Motor Vehicles	5	1,614	(724)	890	1,476	(492)	984
Equipment	1-10	4,343	(1,290)	3,053	3,230	(690)	2,540
Aircraft	5	4,237	(242)	3,995	4,671	(606)	4,065
Construction in Progress		2,226	-	2,226	2,039	-	2,039
		16,766	(2,523)	14,243	15,820	(1,988)	13,832

The depreciation expense for the nine months ended September 30, 2011 amounted to A$1,304,000 and for the nine months ended September 30, 2010 amounted to A$916,000 and accumulated depreciation on assets written off and/or disposed of for the nine months ended September 30, 2011 was A$769,000. Net book value of assets written off and/or disposed of for the nine months ended September 30, 2011 amounted to A$447,000.

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

During the nine months ended September 30, 2011, A$1,652,000 of costs incurred on the Paradise South phosphate project in the process of preparing the mineral deposit for extraction were capitalized and included in development costs.

5.	DEPOSITS

Deposits held by the Company as at September 30, 2011 and December 31, 2010 consist of:

	September 30, 2011 A$000s	December 31, 2010 A$000s
Term deposit as security for a Banker’s Undertaking	293	258

Cash deposits provided to Government Departments for the purpose of guaranteeing the Company’s performance in accordance with mining law	707	230

Other	148	688
	1,148	1,176

6.	STOCKHOLDERS EQUITY

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

A summary of option activity under the Plan as of September 30, 2011, and changes during the nine months then ended is presented below:

Options	Shares 000s	Weighted-Average Exercise Price

Balance, December 31, 2010	22,875	$1.32

Granted	-	-
Exercised	-	-
Forfeited and expired	300	$1.00

Balance, September 30, 2011	22,575	$1.33

Options exercisable at September 30, 2011	21,142	$1.35

At the time of an issue of options, management assess the forfeiture rate to be used for the issue based on historical experience and management’s view on the likelihood that the individual will continue employment to the end of the vesting period. The forfeiture rates historically have varied between 33.3% and 100%.

For the nine months ended September 30, 2011, stock-based compensation expense relating to stock options was A$403,000. No income tax benefit was recognized in the nine months ended September 30, 2011 for stock-based compensation arrangements. As at September 30, 2011, there was A$93,000 of unrecognized compensation cost, before income taxes, related to unvested stock options.

	Options Outstanding			Options Exercisable
Exercise Price US$	Number Outstanding 000s	Weighted Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Number Exercisable 000s	Weighted Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price
$0.444	1,856	5.11		1,856	5.11
$1.000	13,819	6.16		12,386	5.98
$2.000	5,900	6.43		5,900	6.43
$3.480	1,000	6.78		1,000	6.78
	22,575	6.17	$1.33	21,142	6.07	$1.35

The aggregate intrinsic value of outstanding stock options at September 30, 2011 was A$nil and the aggregate intrinsic value of exercisable stock options was A$nil.

North Australian Diamonds Limited (“NADL”)

Options

The number of NADL options outstanding over unissued ordinary shares at September 30, 2011 is 3,656,000. The unlisted options are exercisable by payment of A$0.16 each on or before February 10, 2012. Option holders are not entitled to participate in any share issue of the Company or any other body corporate and have no voting rights at shareholder meetings. For the nine months ended September 30, 2011, 344,000 options were exercised at A$0.16 and NADL issued 344,000 shares for net consideration of A$53,302. In February 2011, NADL consolidated its outstanding common shares on the basis of one post-consolidated share for every twenty pre-consolidated shares as approved by NADL shareholders.

Directors, Officers and other Permitted Persons NADL Option Plan

On July 23, 2004, the shareholders of NADL approved the establishment of the North Australian Diamonds Limited Directors, Officers and other Permitted Persons Option Plan. All eligible directors, officers and employees, and consultants of NADL who have been continuously employed by NADL are eligible to participate in the Plan. The Plan allows NADL to issue free options to eligible persons. The options can be granted free of charge and are exercisable at a fixed price calculated in accordance with the Plan. Options granted under the Plan carry no voting rights. At September 30, 2011, no options in respect of this plan are on issue.

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

During the nine months ended September 30, 2010, AXIS charged the Company A$5,589,000 for management and administration services and A$5,910,000 for exploration services. The Company paid A$13,030,261 for 2010 charges and advanced AXIS A$398,000. For the nine months ended September 30, 2010, the Company charged AXIS interest of A$118,000 at a rate between 10.05% and 10.80%. The amount owed by AXIS at December 31, 2010 under current assets – receivables was A$2,818,000.

During the nine months ended September 30, 2011, AXIS charged the Company A$4,506,000 for management and administration services and A$5,314,000 for exploration and development services. The Company paid A$12,553,000 for 2011 charges and advanced AXIS A$1,096,000. The amount owed by AXIS at September 30, 2011 under non-current assets – advances to affiliates was A$6,740,000. For the nine months ended September 30, 2011, the Company charged AXIS interest of A$93,000 at a rate of 11.19%.

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

At December 31, 2010, the Company’s holding in NADL was 50.40%.

During the nine months ended September 30, 2011, the Company acquired 495,088 additional shares in NADL at a cost of A$148,000, and NADL issued 344,000 shares for net consideration of A$53,302 due to the exercise of 344,000 options. As a result of these transactions, Legend increased its holding to 50.69% at September 30, 2011.

During the 2009 and 2010 years, the Company took a private placement of shares of common stock in Northern Capital Resources Corp (“NCRC”). At December 31, 2010 and September 30, 2011, the Company held 31.46% of the shares of NCRC. The Company’s President and Chief Executive Officer and one of its independent Directors are President and Chief Executive Officer and Director respectively of NCRC and certain companies with which the Company’s President is affiliated own 38.08% of the outstanding common stock of NCRC. The amount owed by NCRC at September 30, 2011 included under non-current assets – advances to affiliates was A$63,000.

Since the end of the quarter, a company associated with Mr JI Gutnick has provided a short term loan of $2,250,000 to the Company and the Company has provided certain residential properties it holds as security.

8.	RECLAMATION AND REMEDIATION

A$000s
Balance January 1, 2011	926
Increase as a result of rehabilitation requirement on exploration undertaken during the period	127
Decrease as a result of rehabilitation performed during the year	(102)

Closing balance September 30, 2011	951

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

A$000s
The Company entered into capital finance lease agreements for motor vehicles. The leases are non-cancellable and require total monthly repayments of A$39,000 and expire at various dates from 2011 to 2014. Future minimum payments due for the remaining term of the leases as of September 30, 2011 are as follows:

2011	188
2012	258
2013	114
2014	45
605
Less amounts representing interest	45
560

Current liability	350
Non-current liability	210
560

At September 30, 2011, the net book value of the motor vehicles under capital finance leases amounts to:	772

10.	MARKETABLE SECURITIES/OTHER INVESTMENTS

Management determines the appropriate classification of its investments in marketable securities at the time of purchase and re-evaluates such determinations at each reporting date. The Company accounts for its marketable securities in accordance with FASB issued guidance now codified as ASC Topic 320, “Investments – Debt and Equity Securities” (“ASC 320”).

Marketable Securities

During the nine months ended September 30, 2011, the Company sold the marketable securities held in companies in the phosphate industry that were listed on a US stock exchange and Australian Securities Exchange. The cost of the investments was A$237,000 and the net realized loss was A$66,000.

Other Investments

During December 2009, the Company invested A$2,784,000 in exchange for shares in a Fund that purchases shares in companies quoted on international stock exchanges. The fair value of the equity security is not readily determinable from published information. The Company accounts for these investments at cost and reviews the carrying amount for impairment at each balance sheet date. The Company has assessed the current net asset value of the investment from information provided by the Fund Manager and determined that no impairment is necessary at September 30, 2011 and December 31, 2010.

Under the rules of the fund, the redemption of any part of the investment requires notice to be given to the Fund’s manager at least three months prior to redemption. The Company has provided such notice.

During the nine months ended September 30, 2011, the Company received A$265,000 (€200,000) from the fund and recognized a loss of A$62,000 primarily related to foreign exchange loss. Since September, the Company has received a further US$449,000 (€334,000) from the fund. The Company does not expect any further losses as funds are received from the redemption.

11.	COMMITMENTS AND CONTINGENCIES

The Company is a party to claims that arose in the normal course of business. Management of the Company believes that the ultimate outcome of these claims will not have a material effect on the consolidated financial statements.

The Company has entered into lease agreements for the rental of office premises and equipment which expire between 2011 and 2013. The lease agreements have a monthly payment as adjusted by the increase in the consumer price index in Australia annually, and the future commitment amounts to A$383,000.

A$000s
Future minimum lease payments under the Company’s non-cancellable operating leases are as follows:

2012	299
2013	84
383

Exploration

The Company has to perform minimum exploration work and expend minimum amounts of money on its tenements in accordance with the terms and conditions under which the tenements were granted. The overall expenditure requirement tends to be limited in the normal course of the Company’s tenement portfolio management through expenditure exemption approvals, and expenditure reductions through relinquishment of parts or the whole of tenements deemed non-prospective. Should the company wish to preserve interests in its current tenements the amount which may be required to be expended is as follows:

A$000s

Not later than one year	2,560
Later than one year but not later than five years	5,416
Later than five years but not later than twenty one years	1,449
9,425

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB issued ASC Topic 825 “Financial Instruments” which requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The Company’s financial instruments include cash, marketable securities, other investments and advances due from affiliates (included in receivables, see note 7). The carrying amounts of cash approximate their respective fair values due to the short term maturities of these instruments. The fair value of advances due from affiliates are not practicable to estimate as no similar market exists for these instruments and as it does not have a specified date of repayment. The carrying amounts of marketable securities comprised of shares are measured at fair value based on quoted market prices that are available in active markets as of the reporting date. The fair value of the other investments is not readily determinable from published information. The Company accounts for these investments at cost and reviews the carrying amount for impairment at each balance sheet date.

The Company’s other financial instruments consists of long-term debt, including current portion. The carrying values of this obligation, for each period presented, approximate fair value.

13.	INVESTMENTS/SUBSIDARIES

Consolidated Entities

North Australian Diamonds Limited (“NADL”)

At December 31, 2010, the Company’s holding in NADL was 50.40%. During the nine months ended September 30, 2011, the Company purchased an additional 495,088 shares at a cost to the Company of A$148,000, increasing its holding in NADL to 50.69% at September 30, 2011. The amount of other income of NADL for the nine months ended September 30, 2011 and 2010 included in the Consolidated Statement of Operations amounts to A$787,000 and A$924,000 respectively, and the amount of loss is A$3,580,000 and A$7,784,000 respectively.

Teutonic Minerals Pty Ltd (“Teutonic”)

The Company holds 100% of the shares of Teutonic. At September 30, 2011 and December 31, 2010 and for the nine months ended September 30, 2011 and 2010, the financial position and results of operations of Teutonic were not material.

Alexya Pty Ltd (“Alexya”)

On October 22, 2010, the Company incorporated a wholly owned Australian subsidiary, Alexya to hold a certain asset and liability which has been consolidated in the accompanying consolidated financial statements. For the nine months ended September 30, 2011, the amount of revenue of Alexya included in the Consolidated Statement of Operations is A$nil and the amount of the loss is A$1,090,000.

Other Subsidiaries

The Company also has the following wholly owned inactive subsidiaries:

●	Legend International Holdings Limited

●	Legend Diamonds Pty Ltd.

Equity Investments

Northern Capital Resources Corp (“NCRC”)

At September 30, 2011 and December 31, 2010, the Company’s holding in NCRC was 31.46%. At September 30, 2011, the carrying value of the investment was A$11,266,000. For the nine months ended September 30, 2011 and 2010, the Company recorded an equity loss in NCRC of A$1,758,000 and A$853,000 respectively. At September 30, 2011, the investment in the unconsolidated subsidiary is accounted for under the equity method.

The following table presents summary unaudited financial information for NCRC. Such summary financial information has been provided herein based upon the individual significance of this unconsolidated equity investment to the consolidated financial information of the Company:

	September 2011 A$	September 2010 A$

Current assets	2,264	1,841
Non- current assets	40,193	51,471
Total assets	42,457	53,312

Current liabilities	1,179	5,284
Non-current liabilities	7,360	7,416
Total liabilities	8,539	12,700

Total shareholders’ equity	39,565	44,487

Revenue	-	-

Net profit/(loss)	(5,587)	(3,875)

The excess of the carrying value of this equity investment to the Company’s share of underlying equity in the net assets of the investee at September 30, 2011 approximates A$595,000.

Top End Uranium Ltd (“TEU”)

The Company through its investment in NADL holds a 31.14% interest in TEU which has a carrying value of A$757,000 at September 30, 2011. For the nine months ended September 30, 2011 and 2010, the Company recorded an equity loss in TEU of A$317,000 and A$154,000 respectively. At September 30, 2011, the investment in the unconsolidated subsidiary is accounted for under the equity method.

The following table presents summary unaudited financial information for TEU. Such summary financial information has been provided herein based upon the individual significance of this unconsolidated equity investment to the consolidated financial information of the Company:

	September 2011 A$000s	September 2010 A$000s

Current assets	3,824	5,005
Non- current assets	9	12
Total assets	3,833	5,017

Current liabilities	243	225
Total liabilities	243	225

Total shareholders’ equity	4,611	5,342
Revenue	-	-

Net profit/(loss)	(1,021)	(550)

The Company’s share of the underlying equity in the net assets of the investee at September 30, 2011 approximates A$361,000 in excess of its carrying value.

14.	GOODWILL

Goodwill was recorded as part of the acquisition of NADL. The goodwill amount of A$1,093,000 was calculated as the difference between the fair value of the NADL net assets acquired of A$12,541,000 (net of non-controlling interest) and total consideration of A$13,633,000. In accordance with Topic 350, Intangibles – “Goodwill and Other”, the Company completed an impairment test and determined that the goodwill recorded at the acquisition date was not impaired.

15.	MINERAL RIGHTS

Mineral rights were recorded upon the acquisition of NADL during 2009 based upon an independent expert’s report prepared for NADL as part of its Target’s Statement to respond to the on market takeover offer by the Company, which included a valuation of Mineral Rights of the mineral properties of NADL with mineralized material which were valued at A$18,873,000. The underlying mineral property licenses have a set term and the Mineral Rights are being amortized over the term of the licenses. The amortization charge for the nine months ended September 30, 2011 is A$1,049,000 (2010: A$1,049,000) and the net carrying value of Mineral Rights at September 30, 2011 is A$15,843,000.

16.	LONG TERM DEBT

During November 2010, the Company entered into a loan facility agreement with a third party lender, which provides for a US$3.2 million credit facility and has a term of five years. Interest on borrowings under the agreement is fixed at 6.70% per annum.

Borrowings under this agreement amounted to A$3.04 million (US$2.98 million) at September 30, 2011 and is secured by certain equipment purchased by the Company. This debt matures in 2015 with the aggregate amount of payment obligations after September 30, 2011 as follows:

Year	A$000s

2011	74
2012	307
2013	329
2014	352
2015	1,978

Total	$3,040

17.	COMPREHENSIVE INCOME (LOSS)

The Company follows ASC Topic 220 “Comprehensive Income” (“ASC 220”). ASC 220 requires a company to report comprehensive profit (loss) and its components in a full set of financial statements. Comprehensive income profit/(loss) is the change in equity during a period from transactions and other events and circumstances from non-owner sources such as unrealized gains (losses) on foreign currency translation adjustments. Changes in unrealized foreign currency translation adjustments during the nine months ended September 30, 2011 and 2010 amounted to A$524,000 and A$(1,854,000) respectively. Accordingly, the comprehensive (loss) attributable to Legend’s stockholders for the nine months ended September 30, 2011 and 2010 amounted to A$(18,758,000) and A$(29,997,000) respectively.

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

The Company is subject to taxation in both the USA and Australia.

At September 30, 2011, the net deferred tax asset consisted of the following:

	USA 2011 A$000s	Australia 2011 A$000s	Total 2011 A$000s
Deferred tax assets

Net operating loss carry-forward	13,265	23,280	36,545
Exploration expenditure	20,198	-	20,198
Less valuation allowance	(33,463)	(23,280)	(56,743)
Net deferred taxes	-	-	-

Under ASC 740-10 tax benefits and provisions are recognised only for tax positions that are more likely than not to be sustained upon examination by tax authorities based on the technical merits of the position. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized.

At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

As a result of the ownership change that occurred in November 2004 (see note 1), Internal Revenue Code Section 382 limits the use of available operating loss carryforwards for losses incurred prior to the ownership change.  Carry-forward net operating losses will be available to offset future taxable income. Total available net operating loss carryforwards in the United States, which are subject to limitations, amount to approximately A$33,700,000 at December 31, 2010 and expire in years 2023 through 2030. Net operating loss carryforwards in Australia do not have a definite expiration date and amounted to A$77,600,000.

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

The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar during the periods indicated:

9 months ended September 30, 2010    A$1.00 = US$0.9701
9 months ended September 30, 2011    A$1.00 = US$0.9792
9 months ended September 30, 2010    A$1.00 = CDN$0.8982
9 months ended September 30, 2011    A$1.00 = CDN$1.0111

RESULTS OF OPERATION

Three Months Ended September 30, 2011 vs. Three Months Ended September 30, 2010.

The Company’s financial statements are prepared in Australian dollars (A$). A number of the costs, expenses and assets of the Company are incurred/held in US$ and the conversion of these costs to A$ means that the comparison of the three months ended September 30, 2011 to the three months ended September 30, 2010 does not always present a true comparison.

As an exploration company until February 2011 and a development stage company since then, we do not have an ongoing source of revenue. Our revenue stream is normally from interest received on cash in bank and ad-hoc tenement disposals and Australian Taxation Office refunds.

Other income decreased from A$868,000 for the three months ended September 30, 2010 to A$693,000 for the three months ended September 30, 2011, which primarily represents interest on funds in the bank of A$77,000 (2010: A$459,000), as a result of the reducing cash at bank balances as funds have been used for operational purposes; interest income from a related entity of A$41,000 (2010: A$45,000) due to lower amounts owed to the Company; reduction of NADL’s fuel rebate of A$13,000 (2010: A$100,000) for fuel usage on the Merlin project; and A$547,000 (2010:A$nil) being a refund from the government for research and development and for the three months ended September 30, 2010, A$226,000 refund of legal costs for which there is no comparable amount in the three months ended September 30, 2011.

Costs and expenses decreased from A$8,935,000 in the three months ended September 30, 2010 to A$6,828,000 in the three months ended September 30, 2011. The decrease in expenses is a net result of:

a)
a decrease in legal, accounting and professional expense from A$245,000 for the three months ended September 30, 2010 to A$160,000 for the three months ended September 30, 2011 as a result of a decrease in legal fees for general legal work including stock transfer matters, regulatory filings, stock transfer agent fees, and fees for professional services in relation to the Form 10-Q. Included in legal fees for the three months ending September 30, 2010 are professional fees paid to attorneys for proposed diamond spin out of A$50,000 and professional fees paid to attorneys for defending a legal action of NADL, commenced prior to the Company’s acquisition of NADL, of A$27,000.

b)
a decrease in exploration expenditure written off from A$5,604,000 in the three months ended September 30, 2010 to A$4,209,000 in the three months ended September 30, 2011. The exploration costs include drilling/geological/geophysical/mineral analysis contractors, salaries for contract field staff, travel costs, accommodation and tenement costs. On our phosphate activities, we continued to advance the current feasibility test work during the current quarter although reduced drilling occurred during the quarter which has reduced the cost of our exploration program. In addition, as a result of establishing the Company’s phosphate mineral reserve estimates in February 2011, certain costs that were previously expended are now being capitalized and included in development costs.  For the three months ended September 30, 2010, phosphate field activities included drilling investigations into mining operations and the chemical and beneficiation plant.  In relation to our diamond activities, included within exploration expenditure for the three months ending September 30, 2011 was A$1,266,000 for further studies confirming the scale and viability of the Merlin project and surrounding areas and costs of the plant and camp. For the three months ended September 30, 2010, our diamond activities at Merlin and surrounding areas included drilling and trial testing amounting to A$1,564,000.

c)
an increase in aircraft maintenance costs from A$156,000 in the three months ended September 30, 2010 to A$246,000 in the three months ended September 30, 2011, as the current year includes a provision for the engine maintenance program.

d)
a decrease in stock based compensation from A$376,000 in the three months ended September 30, 2010 to A$31,000 in the three months ended September 30, 2011. The Company has issued options under the 2006 Incentive Option Plan throughout 2006 to 2010. The decrease is a result of options being fully vested in prior periods.

e)
an increase in interest expense from A$13,000 for the three months ended September 30, 2010 to A$57,000 for the three months ended September 30, 2011 due to an increase in finance leases that bear interest and interest bearing long term debt.

f)
amortization of mineral rights of A$350,000 for the three months ended September 30, 2010 and A$350,000 for the three months ended September 30, 2011. On the acquisition date of the business combination of NADL (August 6, 2009), the Company recognized mineral rights of A$18,873,000. The underlying mineral property licenses have a set term and the mineral rights are being amortized over the term of the licenses.

g)
a decrease in administration expense from A$2,191,000 in the three months ended September 30, 2010 to A$1,775,000 in the three months ended September 30, 2011 is a net result of: (i) a decrease in direct costs, indirect costs and service fees charged to the Company by AXIS which decreased from A$1,577,000 to A$1,517,000 primarily as a result of a decrease in direct costs incurred on our behalf by AXIS; (ii) a decrease in the cost of travel and accommodation relating to the business activities of the Company  from A$182,000 to A$94,000 as there have  been less travel for business and marketing purposes in the current quarter; (iii) a decrease in investor relations and other consultants costs from A$535,000 to A$162,000 as a result of decrease in business activity; (iv) a decrease in property rentals and associated costs from A$145,000 to A$50,000 as a result of the relocation NADL’s Perth office to new premises with significantly lower rental.

As a result of the foregoing, the loss from operations decreased from A$8,067,000 for the three months ended September 30, 2010 to A$6,135,000 for the three months ended September 30, 2011.

A decrease in the foreign currency exchange loss from A$861,000 for the three months ended September 30, 2010 to a foreign exchange loss of A$142,000 for the three months ended September 30, 2011 was recorded as a result of the movement in the Australian dollar versus the US dollar.

A net realised loss of A$5,000 (2010: gain A$31,000) was recorded on sale of certain marketable securities, being the difference between cost and sale price, was incurred in the three months ended September 30, 2011.

A loss on disposal of other investments of A$62,000 (2010: $nil), primarily relating to foreign exchange loss, was incurred in the three months ended September 30, 2011.

A net realised loss of A$3,000 (2010: A$nil) was recorded on sale of assets, being the difference between cost and sale price, was incurred in the three months ended September 30, 2011.

The loss before income taxes and equity in losses of unconsolidated entities was A$8,897,000 for the three months ended September 30, 2010 compared to A$6,372,000 for the three months ended September 30, 2011.

There was no provision for income taxes in either the three months ended September 30, 2011 or 2010.

The equity losses in unconsolidated entities for the three months ended September 30, 2011 amounted to  A$601,000 (2010: A$632,000) The Company holds a 31.46% interest in Northern Capital Resources Corp and the Company through its investment in NADL holds a 31.14% investment in Top End Uranium Ltd at September 30, 2011. The Company accounts for both of these investments using the equity method of accounting. The Company held a 26.08% investment in Northern Capital Resources Corp and NADL held 28.07% interest in Top End Uranium Ltd at September 30, 2010.

The net loss was A$6,973,000 for the three months ended September 30, 2011 compared to a net loss of A$9,529,000 for the three months ended September 30, 2010.

The share of the loss attributable to the non-controlling interests of NADL for the three months ended September 30, 2011 amounted to A$742,000, compared to a loss of A$558,000 for the three months ended September 30, 2010. At September 30, 2010 the Company’s interest in NADL was 49.31% and at September 30, 2011 its interest was 50.69%. During the three months ended September 30, 2011 the Company purchased a further 162,642 shares in NADL at a cost of A$40,000 which resulted in a decrease in non-controlling interest of A$36,000.

The net loss attributable to Legend stockholders amounted to A$6,231,000 for the three months ended September 30, 2011 compared to A$8,971,000 for the three months ended September 30, 2010.

Nine Months Ended September 30, 2011 vs. Nine Months Ended September 30, 2010.

The Company’s financial statements are prepared in Australian dollars (A$). A number of the costs, expenses and assets of the Company are incurred/held in US$ and the conversion of these costs to A$ means that the comparison of the nine months ended September 30, 2011 to the nine months ended September 30, 2010 does not always present a true comparison.

As an exploration company until February 2011 and a development stage company since then, we do not have an ongoing source of revenue. Our revenue stream is normally from interest received on cash in bank and ad-hoc tenement disposals and Australian Taxation Office refunds.

Other income decreased from A$2,341,000 for the nine months ended September 30, 2010 to A$1,144,000 for the nine months ended September 30, 2011, which primarily represents interest on funds in the bank of A$464,000 (2010: A$1,728,000), as a result of the reducing cash at bank balances as funds have been used for operational purposes; interest income from a related entity of A$93,000 (2010: A$118,000) due to lower amounts owed to the Company; reduction of NADL’s fuel rebate of A$25,000 (2010: A$231,000) for fuel usage on the Merlin project, and A$547,000 (2010:A$nil) being a refund from the government for research and development and for the nine months ended September 30, 2010, A$226,000 refund of legal costs, and sundry income A$38,000 for which there are no comparative amounts in the nine months ended September 30, 2011.

Costs and expenses decreased from A$32,447,000 in the nine months ended September 30, 2010 to A$19,245,000 in the nine months ended September 30, 2011. The decrease in expenses is a net result of:

a)
a decrease in legal, accounting and professional expense from A$618,000 for the nine months ended September 30, 2010 to A$468,000 for the nine months ended September 30, 2011 as a result of a decrease in legal fees for general legal work including stock transfer matters, regulatory filings, stock transfer agent fees, and fees for professional services in relation to the Form 10-Q. Included in legal fees for the nine months ending September 30, 2010 are professional fees paid to attorneys for proposed diamond spin out of A$80,000 and exploration tenement purchase agreement of A$8,000 and for NADL, professional fees paid to attorneys for defending a legal action of NADL, commenced prior to the Company’s acquisition of NADL, of A$42,000.

b)
a decrease in exploration expenditure written off from A$21,166,000 in the nine months ended September 30, 2010 to A$10,343,000 in the nine months ended September 30, 2011. The exploration costs include drilling/geological/geophysical/mineral analysis contractors, salaries for contract field staff, travel costs, accommodation and tenement costs. On our phosphate activities, we continued to advance the current feasibility test work during the nine month period although reduced drilling occurred during the nine month period which reduced the cost of our exploration program. In addition, during the nine months ended September 30, 2011, A$1,652,000 of costs were incurred on the Paradise South phosphate project in preparing the mineral deposit for extraction were capitalized and included in development costs. For the nine months ended September 30, 2010, phosphate field activities included drilling investigations into mining operations and the chemical and beneficiation plant.  In relation to our diamond activities, included within exploration expenditure for the nine months ending September 30, 2011 was A$2,145,000 for further studies confirming the scale and viability of the Merlin project and surrounding areas and costs of the plant and camp. For the nine months ended September 30, 2010, diamond activities at Merlin and surrounding areas included drilling and trial testing amounting to A$7,181,000.

c)
an increase in aircraft maintenance costs from A$351,000 in the nine months ended September 30, 2010 to A$761,000 in the nine months ended September 30, 2011, as the current year includes a provision for the engine maintenance program.

d)
a decrease in stock based compensation from A$1,334,000 in the nine months ended September 30, 2010 to A$403,000 in the nine months ended September 30, 2011. The Company has issued options under the 2006 Incentive Option Plan throughout 2006 to 2010. The decrease is a result of options being fully vested in prior periods.

e)
an increase in interest expense from A$44,000 for the nine months ended September 30, 2010 to A$184,000 for the nine months ended September 30, 2011 due to an increase in finance leases that bear interest and interest bearing long term debt.

f)
amortization of mineral rights of A$1,049,000 for the nine months ended September 30, 2010 and A$1,049,000 for the nine months ended September 30, 2011. On the acquisition date of the business combination of NADL (August 6, 2009), the Company recognized mineral rights of A$18,873,000. The underlying mineral property licenses have a set term and the mineral rights are being amortized over the term of the licenses.

g)
a decrease in administration expense from A$7,885,000 in the nine months ended September 30, 2010 to A$6,037,000 in the nine months ended September 30, 2011 is a net result of: (i) an increase in direct costs, indirect costs and service fees charged to the Company by AXIS which decreased from A$5,589,000 to A$4,507,000 primarily as a result of reduction in direct costs incurred on our behalf by AXIS; (ii) a decrease in the cost of travel and accommodation relating to the business activities of the Company  from A$732,000 to A$523,000 as there have  been less travel for business and marketing purposes; (iii) a decrease in investor relations and other consultants costs from A$1,147,000 to A$532,000 as a result of decrease in business activity and (iv) an decrease in property rentals and associated costs from A$598,000 to A$222,000 as a result of the relocation NADL’s Perth office to new premises with significantly lower rental.

As a result of the foregoing, the loss from operations decreased from A$30,106,000 for the nine months ended September 30, 2010 to A$18,101,000 for the nine months ended September 30, 2011.

A decrease in foreign currency exchange loss from A$504,000 for the nine months ended September 30, 2010 to foreign exchange loss of A$160,000 for the nine months ended September 30, 2011 was recorded as a result of the movement in the Australian dollar versus the US dollar.

A net realised loss of A$66,000 (2010: gain A$6,000) was recorded on sale of certain marketable securities, being the difference between cost and sale price, was incurred in the nine months ended September 30, 2011.

A loss on disposal of other investments of A$62,000 (2010: $nil), primarily relating to foreign exchange loss, was incurred in the nine months ended September 30, 2011.

A net realised loss of A$168,000 (2010: A$nil) was recorded on sale of assets, being the difference between cost and sale price, was incurred in the nine months ended September 30, 2011.

The loss before income taxes and equity in losses of unconsolidated entities was A$30,604,000 for the nine months ended September 30, 2010 compared to A$18,587,000 for the nine months ended September 30, 2011.

There was no provision for income taxes in either the nine months ended September 30, 2011 or 2010.

The equity losses in unconsolidated entities for the nine months ended September 30, 2011 amounted to A$2,075,000 (2010: A$1,007,000) The Company holds a 31.46% interest in Northern Capital Resources Corp and the Company through its investment in NADL holds a 31.14% investment in Top End Uranium Ltd at September 30, 2011. The Company accounts for both of these investments using the equity method of accounting. The Company held a 26.08% investment in Northern Capital Resources Corp and NADL held 28.07% interest in Top End Uranium Ltd at September 30, 2010.

The net loss was A$20,662,000 for the nine months ended September 30, 2011 compared to a net loss of A$31,611,000 for the nine months ended September 30, 2010.

The share of the loss attributable to the non-controlling interests of NADL for the nine months ended September 30, 2011 amounted to A$1,380,000, compared to a loss of A$3,466,000 for the nine months ended September 30, 2010. At January 1, 2010, the Company held a 47.83% interest in NADL. Since February 6, 2010, the Company has purchased further shares in NADL and at September 30, 2010 its interest was 49.31% and at September 30, 2011 its interest was 50.69%. During the nine months ended September 30, 2011 the Company purchased a further 495,000 shares in NADL at a cost of A$148,000 which resulted in a decrease in non-controlling interest of A$113,000.

The net loss attributable to Legend stockholders amounted to A$19,282,000 for the nine months ended September 30, 2011 compared to A$28,145,000 for the nine months ended September 30, 2010.

Liquidity and Capital Resources

For the nine months ended September 30, 2011, net cash used in operating activities was A$16,891,000 (2010: A$29,727,000) primarily consisting of the net loss of A$20,662,000 (2010: A$31,611,000), depreciation and amortization of A$2,468,000 (2010: A$1,965,000), increase in accounts receivable of A$2,473,000 (2010: A$2,330,000); decrease in prepayments and deposits of A$775,000 (2010: increase A$465,000); no movement in inventories (2010: decrease A$127,000) and an increase in accounts payable and accrued expenses of A$105,000 (2010: decrease A$257,000).

Net cash used in investing activities was A$3,074,000 (2010: A$8,485,000), consisting of the proceeds form the sale of marketing securities and other investments of A$503,000 (2010:A$nil), purchase of an additional 495,000 shares in NADL at a cost of A$148,000 (2010: A$4,033,000) which increased the Company’s holding in NADL to 50.69% at September 30, 2011; purchase of plant, some equipment including plant upgrade at Merlin of A$1,992,000 (2010: A$1,242,000), additions to mine development of A$1,652,000 (2010: A$nil) and proceeds from the sale of equipment of A$215,000 (2010: A$nil). For the nine months ending September 30, 2010, the Company purchased shares in NCRC at a cost of A$3,112,000 and investments in marketable securities of A$98,000 for which there was no comparable transactions for the nine months ending September 30, 2011.

Net cash used by financing activities was A$1,089,000 (2010: provided by A$2,190,000) being primarily net repayments under finance leases of A$302,000 (2010: A$275,000), advances to affiliates of A$938,000 (2010: A$nil), proceeds from capital lease agreements of A$301,000 (2010: A$nil) and repayments under capital leases of A$204,000 (2010: A$nil) and in NADL exercise of 344,000 options for A$54,000 (2010: A$nil). For the nine months ended September 30, 2010, the proceeds of private placements offering of shares of common stock of NADL of A$2,607,000, less costs of A$142,000, for which there was no comparable transaction for the nine months ended September 30, 2011.

At September 30, 2011, the Company held US$119,000 in US accounts which when converted to Australian dollars results in an unrealized foreign exchange loss of A$13,000.

As at September 30, 2011, the Company had A$4,098,000 in cash.

We plan to continue our exploration program throughout the remainder of 2011 and anticipate spending A$2.3 million on development and exploration and A$3.5 million on administrative costs.

The Company has historically funded its activities from funds provided by capital raising through the issuance of its shares and from advances from affiliated entities. The Company has in place a planning and budgeting process to help determine the funds required to support the Company's operating requirements and its exploration and development plans. Based on this process and the amount of the Company's cash and other current assets, management believes that the Company has sufficient operating liquidity to sustain its activities through 2011. However, as the Company has not yet generated income producing activities, it will continue to seek opportunities to raise additional funds from capital raising efforts through the issuance of its shares, funding from affiliated entities as may be available, debt facilities and other financing arrangements until which time as the Company can commence revenue producing activities.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

At September 30, 2011, the Company had long-term debt of A$3,040,000 (US$2,977,000). As the Loan Facility is in US dollars, a change in the exchange rate between the A$ and the US$ will have an effect on the amounts reported in the Company’s consolidated financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the US$ exchange rate will have an A$29,000 effect on the consolidated balance sheet and statement of operations.

The Company reports in A$ and holds cash denominated in US dollars. At September 30, 2011, this amounted to US$119,000 (A$122,000). A change in the exchange rate between the A$ and the US$ will have an effect on the amounts reported in the Company’s consolidated financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the US$ exchange rate will have an A$1,000 effect on the consolidated balance sheet and statement of operations.

The Company holds an investment in a Fund denominated in Euros.  At September 30, 2011, this amounted to €1,500,000 (A$2,457,000). A change in the exchange rate between the A$ and the € will have an effect on the amounts reported in the Company’s consolidated financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the € exchange rate will have an A$25,000 effect on the consolidated balance sheet and statement of operations.

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

There were no changes in our internal control over financial reporting during the third quarter of 2011 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of September 30, 2011, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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

101
The following materials from the Legend International Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL):  (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

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

Dated: November 7, 2011

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

101
The following materials from the Legend International Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL):  (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

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