Form 10-K
period 2011-12-31
LEGEND INTERNATIONAL HOLDINGS INC
filed 2012-03-15
CIK 1132143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: December 31, 2011
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for any such shorter period that the registrant was required to submit and post such file).

☐	Yes	☐	No

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

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant’s common stock, (“Common Stock”) held by non-affiliates of the Company was US$70,355,132 as at June 30, 2011.

There were 226,407,246 outstanding shares of Common Stock as of March 15, 2012.

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

GENERAL

The terms “Legend,” “Company,” “we,” “our,” and “us” refer to Legend International Holdings, Inc. unless the context suggests otherwise.

Legend has been an exploration stage company since August 2006. During February 2011, the Company announced its maiden mineral reserve estimates for its 100% owned Paradise phosphate project in accordance with SEC Industry Guide 7. As a result of establishing mineral reserve estimates, Legend has entered into the development stage for this project as it engages in the process of preparing the mineral deposit for extraction, while it continues with its other various exploration activities.

We have an additional objective to exploit our interest in certain exploration tenements which are in Queensland and the Northern Territory of Australia.  Our exploration target is for base metals and diamonds and we are seeking to determine whether they are present in commercially economic quantities on our tenements to develop an operating mine.

Currency

We use the Australian dollar as our reporting currency, since we are headquartered in Australia and our administrative expenses are incurred in Australian dollars. References to dollars are to Australian dollars (A$) unless otherwise indicated as being United States dollars (US$). For the convenience of the reader, the Australian Dollar figures for the year ended December 31, 2011 have been translated into United States Dollars (“US$”) using the rate of exchange at December 31, 2011 of A$1.00=US$1.0174.

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

During the 2009 year, the Company took a private placement of shares in Northern Capital Resources Corp. (“NCRC”). During the 2010 and 2011 years, the Company took additional private placements in NCRC to increase its holding to 31.50% at December 31, 2011.

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

RECENT DEVELOPMENTS

On February 13, 2012, the Company announced that it had achieved the first major milestone for financing of its 100% owned Paradise Phosphate Project.

This first step has involved a transfer of all Legend’s phosphate assets into a 100% owned subsidiary of Legend; the issue of 100 million ordinary shares (100% of the issued shares of the subsidiary) by the subsidiary to Legend; and funding via a A$7.5 million convertible note facility (“Convertible Note Agreement”) which has been injected into the subsidiary through Acorn Capital Ltd (“Acorn”), an Australian financial institution. The A$7.5 million will convert into equity in the subsidiary upon a successful Initial Public Offering (“IPO”) and listing of the subsidiary on the Australian Securities Exchange (“ASX”) within 12 months of the note issue date.

Acorn is a significant cornerstone investor from the Australian market and will act as a strong catalyst for further investment in the future developments of the project. Legend anticipates that by using an Australian subsidiary it is better placed to lift the profile of the world quality phosphate assets, provide a stronger trading platform that will help maximise their value and enable further capital raising to support the development of phosphate rock production and subsequent value added products.

The phosphate assets comprise the Paradise Phosphate Rock Deposits of Paradise North and Paradise South, the D-Tree deposit and the deposits associated with Legend’s rights and obligations under the King Eagle Joint Venture agreement (i.e. Highland Plains, Lily & Sherrin Creek and Quita Creek). The assets include the exploration and mining permits and applications associated with the above deposits and related infrastructure.

The transfer of the phosphate assets is to a 100% owned subsidiary called Paradise Phosphate Pty Ltd (“Paradise”). Legend’s senior management are of the opinion that a dedicated Australian company wholly focused on phosphate is best placed to bring the project into production and is in the best interests of all Legend’s stockholders. It will also assist us in seeking investment by Australian financial institutions such as Acorn and other global managed funds that have not been able to invest in stocks listed on the OTC Bulletin Board in the USA.

The convertible note facility of A$7.5 million to Paradise is repayable 12 months from the completion date of the agreement. The notes bear interest at the nominal rate of 15% per annum (the actual amount of effective interest depends upon the event that triggers repayment).  If, within 12 months of the completion date of the agreement, Paradise conducts a public offering of securities in Australia and those securities are listed on Australian Stock Exchange (“ASX”), then the notes convert automatically to shares in Paradise at a conversion rate of A$0.50 (subject to adjustment in accordance with the formula provided in the agreement).

Further, if Paradise proceeds to an IPO; (i) Paradise will be the issuer of the securities to be offered; and (ii) a disclosure document for the offer of the securities under Australian law will be made available when the shares are offered;

Funds received under the convertible note facility will be used to progress the project, its development, production and ultimately the export of phosphate rock from the phosphate deposits. The notes are secured by a security interest in the phosphate assets and in the shares of Paradise.

Paradise will continue discussions with potential strategic partners in relation to participating in the full development of the fertilizer complex in Mt Isa, Queensland, Australia. Legend has been progressing these discussions with various international industry fertilizer corporations for over 12 months and expects to finalise any potential transaction in 2012, however, any delays in finalising a transaction will not hold up the initial development of phosphate rock production.

DESCRIPTION OF BUSINESS

Background

Legend has been an exploration stage company since August 2006. During February 2011, the Company announced its maiden mineral reserve for its 100% owned Paradise South phosphate project in accordance with SEC Industry Guide 7. As a result of establishing mineral reserve estimates, Legend has entered into the development stage for this project. We are currently engaged in the process of refining engineering requirements and gaining the remaining approvals required for construction and mineral extraction.

We have an additional objective to exploit our interest in certain exploration tenements in Queensland and the Northern Territory of Australia.  Our exploration target is for base metals and diamonds.

Effective as of March 3, 2006, the Company entered into a Contract for the Sale of Mining Tenements (“Contract”) with Astro Diamond Mines N.L. (“Astro”) an Australian company pursuant to which the Company acquired certain diamond exploration tenements in Northern Australia from Astro. In November 2007, Legend acquired a number of phosphate exploration interests in the State of Queensland in Australia. In August 2009, Legend acquired a controlling interest in North Australian Diamonds Limited (“NADL”), an Australian company with diamond interests in the Northern Territory of Australia. During the 2009 year, the Company took a private placement of shares in Northern Capital Resources Corp. (“NCRC”). During the 2010 and 2011 years, the Company took additional private placements in NCRC to increase its holding to 31.50% at December 31, 2011.

Legend has not been involved in any bankruptcy, receivership or similar proceeding.  Legend has not been involved in any material reclassification, merger consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Strategy

Legend is primarily focused on the commencement of mining, beneficiation and processing of its 100% owned phosphate mineralization near Mount Isa in northwest Queensland, Australia. Legend has a phased implementation plan to become a leading supplier of phosphate fertilisers.

Legend plans to market a range of phosphate fertilisers.

We plan to supply phosphate from Paradise North. This product may be used in direct fertiliser applications or as feedstock into high yield phosphate fertilizer manufacture.

The planned beneficiation plant will use phosphate rock from Paradise South as feedstock and is planned to have a capacity to produce up to 2Mt per year of phosphate concentrate. This product may be used as feedstock to manufacture high analysis phosphate fertilizers DAP (Diammonium Phosphate), MAP (Monoammonium Phosphate) and superphosphates.

The manufacture and marketing of MAP and DAP fertilisers using feedstock from the Paradise South beneficiation plant is also being examined. A valuable by-product of DAP/MAP manufacture from Paradise South concentrate is Aluminum Fluoride (AlF3), an important input into the aluminum smelting process.

Legend’s flagship project is the Paradise South phosphate project in which phosphate ore reserves have been estimated. The Paradise South phosphate project has also been the subject of a detailed feasibility study in 2011 which showed that the project is technically and economically feasible. The phosphate interests are managed by Legend through a dedicated development team.

Legend, in accordance with its initial strategy of exploration for various mineral commodities across northern Australia (with a focus on diamond exploration) also controls and maintains landholdings in the Northern Territory of Australia. These interests are managed by Legend through a dedicated exploration team.

Legend owns a controlling interest in North Australian Diamonds Ltd (NADL) which controls the Merlin Diamond Mine in the Northern Territory, Australia and includes NADL’s 31% interest in Top End Uranium Ltd. The Company also has an investment in Northern Capital Resources Corporation which controls gold assets in Nova Scotia, Canada. These are outlined in further detail below.

The following chart sets forth the Company’s corporate organization as of December 31, 2011:

Project Developments 2011

Legend’s flagship project is the Paradise South phosphate project in which phosphate ore reserves have recently been estimated to a standard compliant with the Australian JORC Code and the United States Securities and Exchange Commission’s Industry Guide 7.

During 2011 Legend completed a Definitive Feasibility Study (DFS) for the Paradise South project. Production options examined by the DFS are summarised in Table 2.

Major milestone deliverables from the project development team are:

●
The ore reserve estimate for Paradise South has been updated. The updated report includes a mine schedule, pit designs and economic model. The ore reserve estimate is also Australian JORC Code 2004 compliant.

●	An updated financial appraisal for the project confirming the positive project economics.

●	Progress has been made in confirming the availability of water, electricity supply and transport for the project.

●	Completion and publication of the Environmental Impact Statement for Paradise South.

●	Completion of tendering for major equipment for the beneficiation plant

Table 2 summarises the production metrics for each of Legend’s strategic options examined in the DFS:

Base case 600ktpa DAP/MAP	Expanded production 1,200ktpa DAP/MAP
Paradise South Mining and Beneficiation Operation
Mine Life: 60 Years	Mine Life: 30 Years
Production Rate: 3Mtpa	Production Rate: 6Mtpa
On site processing: Beneficiation to >30% P205	On site processing: Beneficiation to >30% P205
Concentrate: 1Mtpa	Concentrate: 2Mtpa
Transport: Road to Mt Isa	Transport: Slurry pipeline
Mt Isa Fertiliser Complex
Production Rate DAP: 200ktpa	Production Rate DAP: 800ktpa
MAP: 400ktpa	MAP: 400ktpa
AlF3: 15ktpa	AlF3: 30ktpa
Transport: Rail to Townsville	Transport: Rail to Townsville

Ore Reserves for the Paradise South Tenement

Ore Reserves1,2
	Tonnes (Millions)	%P2O5	%Fe2O3	%Al2O3	%MgO
Proven	129.9	13.2	5.9	2.4	0.8
Probable	68.7	11.9	5.6	2.3	1.0
Total	198.5	12.7	5.8	2.3	0.8
Average Phosphate Concentrate Grade Post Processing3
	Tonnes (Millions)	%P2O5	%Fe2O3	%Al2O3	%MgO
Proven	35.5	32.2	3.0	0.8	0.6
Probable	17.2	31.9	2.9	0.8	0.8
Total	52.7	32.1	3.0	0.8	0.7

The 2011 ore reserve estimate methodology differs from the previous estimate in the following:

●	Recent mining and processing cost estimates are used.

●	3.5% P2O5 cut off grade.

●	Material blocks are scheduled to be mined selectively.

●	The mining schedule planned achieves an annual concentrate production of 2Mt per year for 27.5 years.

1 These Ore Reserves are estimated based upon information compiled under the guidance of Mr. Dean Basile MAusIMM (Mining One Pty Ltd) who is a competent person as defined in the 2004 Edition of the Australasian Code for Reporting of Exploration Results, Mineral Resources and Ore Reserves. The Reserves were estimated at an effective “mine gate” commodity price of US$90 per concentrate tonne (US$155 F.O.B Townsville), with P2O5 >30%, Fe2O3<3% and MgO<1%. The commodity price was derived from the previous three years historical averages as reported by CRU Strategies.

2 Ore reserves are defined here as the phosphorite ore material for the beneficiation plant. It is “as-mined” material and is before screening and processing in the proposed flotation beneficiation plant to be located at Paradise South. All ore reserves are in areas that are fully accessible for mining; free of surface or subsurface encumbrance, legal setbacks, environmental reserves and other legal restrictions that preclude permittable access for mining; believed by us to be permittable within a reasonable timeframe; and meet specified minimum physical, economic and chemical criteria related to current mining and production practices of the industry.

3 Mineral reserves are defined here as the recoverable rock concentrate post screening and processing of the ore through the proposed flotation beneficiation plant to be located at Paradise South. This material is therefore a subset of the ore reserves and cannot be aggregated with the ore reserves. These reserves are in areas that are fully accessible for mining; free of surface or subsurface encumbrance, legal setbacks, environmental reserves and other legal restrictions that preclude permittable access for mining; believed by us to be permittable within a reasonable timeframe; and meet specified minimum physical, economic and chemical criteria related to current mining and production practices of the industry.

Mineralized Material for other tenements

Mineralized Material Paradise North Tenement (10% Cut Off Grade)
Tonnes (Millions)	%P2O5	%Fe2O3	%Al2O3	%MgO
15.1	23.9	1.4	3.9	0.6

Mineralized Material D-Tree Tenement

Mineralized Material (10% Cut Off Grade)
Tonnes (Millions)	%P2O5
134.9	13.8

Figure 1 - Location and access to Legend's Phosphate Tenements.

138°40'0"E
138°50'0"E
139°0'0"E
139°10'0"E
139°20'0"E
139°30'0"E
139°40'0"E
19°20'0"S
19°30'0"S
19°40'0"S
19°50'0"S
20°0'0"S
20°10'0"S
20°20'0"S
20°30'0"S
20°40'0"S
20°50'0"S
21°0'0"S
DARWIN
TOWNSVILLE
MT ISA
ALICE SPRINGS
BRISBANE
PERTH
SYDNEY
ADELAIDE
CANBERRA
MELBOURNE
HOBART
MOUNT GORDON MINE
ML90191
ML90190
EPM16942
Paradise South
Paradise South
Mine Lease Application
ML90197
MOUNT KELLY MINE
THORNTONIA YELVERTOFT ROAD
GUNPOWDER ROAD
McNAMMARA ROAD
BARKLY HIGHWAY
Lake Julius
Lake Moondarra
MOUNT ISA
Legend
Access Tracks
Mine sites
Minor Road
Principal Road
Secondary Road
Track
Lakes
Major
Powerlines
Mining Leases
Granted
Application
Paradise Exploration Tenements
Application
Granted
D-Tree Exploration Tenements
Granted
Application
KER Exploration Tenements
Granted
N
GDA94
0
8
16
Kilometres
LEGEND
Legend Phosphate Projects
NW Queensland, Australia

Paradise South - Financial Appraisal Update 2011

As part of the updated ore reserve estimation, the cost assumptions for mining and beneficiation at Paradise South have been refined by Mining One, a mine design and engineering consultancy. Subsequently, the financial appraisal report for the project has been updated incorporating these changes and are based on recent commodity price forecasts from CRU Group (1).

Commodity pricing forecasts used for phosphate commodities have been updated. Prices adjusted to FOB Townsville are shown in the table below.

Commodity	Average Price forecast 2013-2019 (US$/t)
DAP	$600
MAP	$580
AlF3	$1400
Sulfur	$56 (cfr China)
Anhydrous Ammonia	$425 (cfr Far East)

(1)	CRU Group are commodity research analysts who currently publish fertilizer prices in the weekly, industry recognized, publication FERTILIZER WEEK.

Operating and capital expenditure for the two production options are detailed in the table below.

Metric	Base case 600ktpa DAP/MAP	Expanded production 1,200ktpa DAP/MAP
Operational expenditure	US$311 per t of DAP/MAP	US$257 per t of DAP/MAP
Capital Expenditure	US$775.7M	US$1,684.64M

Project valuation metrics for the two production options are summarized below:

Metric	Base case 600ktpa DAP/MAP	Expanded production 1,200ktpa DAP/MAP
NPV (US$M) @8%	$1,592	$3,877
Post Tax IRR (%)	25.4%	26.1%
Payback Period (Years)	5.8	5.3

Transport Developments

Legend has negotiated a draft agreement with Queensland Rail to annually transport an initial 600,000 ton of phosphate products from Mount Isa to Townsville and the transport of 100,000 ton of sulfur and ammonia between Townsville and Mount Isa.

 Contracts for the transport of approximately 1,000,000 ton per year of material for the expanded production scenario, between Mount Isa and Townsville, are currently undergoing legal review.

Water Supply Developments

On September 21, 2011, Ms. Anna Bligh, the Premier of the State of Queensland, Australia, announced that the Legend Paradise South mine had been deemed a Project of Regional Significance. This class of projects is eligible to acquire an entitlement from the strategic water allocation as part of the Gulf Water Resource Plan. We note that this allocation is subject to conditions and Legend is not yet guaranteed this entitlement.

Progress has been made in negotiations for water supply to the proposed Mount Isa Fertilizer plant. We are currently reviewing a draft agreement from the Mount Isa Water Board for this supply.

Power Supply Developments

Legend has an offer from APA for electricity supply from APA’s proposed gas fired power station.

We also have an offer from Mica Creek, a power plant location 1km north of Legend’s proposed Fertilizer Complex.

Environmental Approvals Process

Legend has voluntarily applied to undertake the Environmental Impact Statement (EIS) for the Paradise South mine lease. The studies required in the Environmental Management Plan (EMP) and EIS include air quality, surface water, groundwater, ecology and geology, as a minimum.

The EIS for the Paradise South Phosphate Project has been completed by Legend’s development team with support from Parsons Brinckerhoff, a global engineering consultancy. The EIS has been made available for public comment and a Supplementary EIS is being drafted as a response to the comments received by the Company.

The level of environmental approval required is predicated on the size and nature of the proposed mining operation. Legend’s Paradise North (ML90191) mine lease has been approved through submission of an Environmental Management Plan (EMP), given that these are small scale operations with minimal ore processing. Legend’s larger Paradise South proposed mine operation includes a beneficiation processing plant requiring power and water infrastructure and accordingly is being approved through an Environmental Impact Statement (EIS) with supporting EMP.

Phosphate Project General Information

Location and Access

The Paradise South Phosphate deposit is located approximately 130 kilometers to the North West of Mount Isa in north-western Queensland. Access from Mount Isa is via the main Barkly Highway, which connects Mount Isa to Tennant Creek in the Northern Territory, for 67km, then via the McNamara Highway, which is a well maintained haul road used by the Lady Annie Copper Mine, for about 50km, then via farm access roads for a further 10 kilometers (see Figure 1). The farm access roads have been maintained by Legend sub-contractors for the duration of drilling and exploration activities.

Paradise South is part of the EPM16942 lease, which is one of 12 exploration tenements covering 7 phosphate deposits granted to Legend or its joint venture partner King Eagle Resources Ltd, located in Queensland, Australia.

Water Supply Options

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

The dam is intended to supply a proposed phosphate mine for a period of 30 years. With a catchment area of 162ha, the estimated yield of the storage is 2500Ml/a at 90% reliability, requiring a storage capacity of 10,000Ml.

The spillway excavation will provide all or most of the rock needed for the dam. Subject to drilling, the rock appears to be of high quality. A rock fill dam with a concrete slab on the upstream face is considered the most suitable, requiring much smaller concrete plant.

 Legend have estimated the Probable Maximum Flow (PMF) inflow in Upper Battle Creek as 1,000m³/s. Assuming a 75m wide spillway channel invert, the maximum flood rise would require a dam wall about 20m high. Increasing the width to 150m, the flood rise is less and the embankment height (and rock volume) is reduced to 16.5m. The corresponding volume of rock is about 90,000m³.

Fertiliser Complex

The water for Mount Isa and its mining industries is sourced from Lake Moondarra on the Leichhardt River. The water supply of Lake Moondarra is sustained in dry years by water pumped from Lake Julius further downstream on the Leichhardt River. The full supply capacities of Lake Moondarra and Lake Julius are 107,000ML and 107,500ML respectively. Water supply licenses from Lake Moondarra are fully allocated. There is 10,800ML per year of unallocated water available from Lake Julius. A 1200ktpa DAP/MAP Fertiliser Complex (doubled production scenario) requires 2,800Ml per year of makeup water.

Water demand for the Mount Isa Plant will be met by unallocated water from Lake Julius. Mount Isa Water Board (MIWB) can provide water for the Fertiliser Complex plant from Lake Julius via the Lake Moondarra transfer system. Supply will be taken at a flange immediately downstream from the Mount Isa Transfer Reservoir and this will be fed to the battery limit of the Fertiliser Complex via a 600mm diameter pipeline.

Power Supply Options

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

Fertilizer Complex

There are three options for power generation:

1.
Mica Creek is a 325MW natural gas fired power plant, located one kilometre to the north of the proposed Fertiliser Complex site. Legend has received an offer to connect from CS Energy to meet the power requirements for the Fertilizer Complex.

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

LEGEND’S LANDHOLDINGS AND EXPLORATION PROJECTS

Granted landholdings consist of 427,093 acres in Queensland and 547,755 acres in the Northern Territory (refer to tables A and C). Areas under application are listed in tables B and D. In Queensland, Legend’s holdings contain both mineral reserves and phosphate mineralized material in the Mount Isa district, along the margin of the Georgina Basin which is host to major base metal and phosphate deposits.

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

The exploration tenements of NADL are discussed separately below.

LEGEND
Legend Projects
Population centres
Unpaved roads
Paved roads
NT mines
DARWIN
MATARANKA
BING BONG
BORROLOOLA
DALY WATERS
TENNANT CREEK
TANAMI
TANAMI CENTRAL
MOUNT ISA
Arnhem Project
Cox Project
McArthur Project
Kiana Project
King Eagle Project
Barr Creek Project
D-Tree Project
Paradise Project
TOWNSVILLE
ALICE SPRINGS
BRISBANE
PERTH
ADELAIDE
SYDNEY
CANBERRA
MELBOURNE
HOBART
N
GDA94
Kilometers
LEGEND
Legend Projects
AUTHOR: S. Casin
FIGURE:

Figure A: Projects in Northern Territory and Queensland, Australia

Queensland and Northern Territory Projects

Tenement Status, Details & Commitments (Projected) Queensland and Northern Territory, Australia

						GST Inclusive
Lease	Lease Status	Project	Grant Date	Expiry Date	Acres	Annual Commitment
EPM14753	Granted	D-Tree	04/21/08	04/20/13	16,695	$50,000
EPM14905	Granted	King Eagle*	12/12/06	12/11/16(1)	73,140	$140,000
EPM14906	Granted	King Eagle*	08/24/07	08/23/12	58,830	$140,000
EPM14912	Granted	King Eagle*	01/30/07	01/29/12	79,500	$140,000
EPM15014	Granted	Barr Creek	08/21/06	08/20/16(1)	33,390	$50,000
EPM15015	Granted	Barr Creek	08/21/06	08/20/16(1)	27,415	$50,000
EPM15763	Granted	D-Tree	06/26/08	06/25/13	62,805	$50,000
EPM16942	Granted	Paradise	08/28/09	08/27/14	14,310	$155,000
EPM17330	Granted	Paradise	07/23/09	07/22/14	3,180	$335,000
EPM17333	Granted	D-Tree	09/29/09	09/28/14	30,210	$75,000
EPM17441	Granted	Paradise	10/06/09	10/05/14	14,310	$90,000
EPM17446	Granted	D-Tree	09/29/09	09/28/13	5,565	$40,000
EPM17447	Granted	Paradise	02/23/10	02/22/14	7,155	$40,000
ML90190	Granted	D-Tree	08/12/10	08/31/15	104	NA
ML90191	Granted	Paradise	04/07/11	04/30/26	484	NA

Table A. Granted Tenements for Queensland Projects
* earning 80% interest
(1) Renewal lodged, approval pending

Lease	Lease Status	Application Date	Acres
EPM17443	Application	3/3/08	3,180
EPM18209	Application	7/27/09	48,495
ML90197	Application	11/23/09	5,617
ML90210	Application	12/3/10	450
ML90221	Application	7/1/11	528
ML90222	Application	7/1/11	1,643
ML90223	Application	7/29/11	475
ML90224	Application	7/29/11	126
ML90225	Application	7/29/11	24
ML90226	Application	7/29/11	554
ML90227	Application	7/29/11	496

Table B: Tenements under application for Queensland Projects

NT Granted

						GST Inclusive
Lease	Lease Status	Project	Grant Date	Expiry Date	Acres	Annual Commitment
EL23117	Granted	Abner	03/03/03	03/02/13	3,975	$30,000
EL23118	Granted	Abner	03/03/03	03/02/13	12,720	$60,000
EL23121	Granted	Glyde	03/03/03	03/02/13	7,155	$50,000
EL23512	Granted	McArthur	03/03/03	03/02/13	17,490	$30,000
EL23993	Granted	Abner	05/06/04	05/05/12	42,930	$46,000
EL25616	Granted	McArthur	08/23/07	08/22/13	7,950	$15,000
EL26397	Granted	Abner	03/26/08	03/25/12	40,545	$225,000
EL26404	Granted	Abner	05/23/08	05/22/14	38,160	$58,000
EL26507	Granted	McArthur	07/18/08	07/17/14	17,490	$20,000
EL26528	Granted	McArthur	07/18/08	07/17/14	35,775	$20,000
EL27342	Granted	Abner	11/25/09	11/24/15	11,925	$25,000
EL27770	Granted	Kiana	08/19/10	08/18/16	23,055	$15,000
EL27771	Granted	Kiana	08/19/10	08/18/16	50,085	$20,000
EL27772	Granted	Kiana	08/19/10	08/18/16	42,930	$25,000
EL28206	Granted	Abner	11/04/11	11/03/15	46,905	$35,000
EL28574	Granted	Abner	10/21/11	10/20/13	795	$8,000

Table C: Granted Tenements for Northern Territory Projects

Lease	Lease Status	Application Date	Acres
EL22299	Application	12/9/99	170,925
EL23162	Application	5/9/01	46,905
EL23970	Application	8/8/03	63,600
EL24203	Application	3/15/04	286,995
EL24732	Application	5/23/05	7,155
EL24762	Application	6/8/05	44,520
EL24816	Application	7/7/05	15,900
EL24938	Application	9/14/05	85,065
EL27341	Application	5/5/09	127,200
EL28254	Application	8/30/10	42,135
EL28528	Application	12/23/10	253,605
EL28991	Application	12/9/99	50,880
EL28992	Application	12/9/99	47,700
EL28993	Application	12/9/99	20,670
EL28994	Application	12/9/99	70,755
EL28995	Application	12/9/99	11,130
EL28998	Application	5/9/01	40,545
EL28999	Application	5/9/01	15,105
EL29000	Application	5/9/01	23,850
EL5840	Application	10/7/87	322,770
EL5841	Application	10/7/87	318,795
EL5842	Application	10/7/87	376,035

Table D: Tenements under application for Northern Territory Projects

Northern Territory and Western Australian Exploration Interests

Legend’s exploration interests in the Northern Territory and Western Australia are through its 50.69% interest in North Australian Diamonds Limited (“NADL”); NADL’s 31.14% interest in Top End Uranium Ltd (“TEU”); and its direct holdings in exploration interests in its own right.

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

Mineralization

During 2011 an ore reserve estimate for the Merlin diamond project has been defined. Our other proposed programs are exploratory in nature.

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

North Australian Diamonds Limited

Description of Business

Background

On May 12, 2009, Legend announced it was making an on market takeover offer for all of the shares in NADL, an Australian corporation (ASX: NAD) that it does not already own. The offer was an unconditional on market cash offer at $A0.012 per NADL share, which expired on June 27, 2009 unless extended in the sole discretion of Legend. On June 18, 2009, the Company increased its offer to A$0.015 per NADL share as a final offer. The offer period was also extended to July 24, 2009. On July 23, 2009, the Company’s voting power in NADL exceeded 50% and in accordance with subsection 624(2) of the Australian Corporation Act 2001 the offer was automatically extended for an additional period of 14 days. As of August 6, 2009 (close of offer), the Company held 55% of the issued and outstanding shares of NADL for a total cost of A$11.6 million (approx. US$9.3 million).  As a result, NADL became a subsidiary of the Company post June 30, 2009.  In early December 2009, NADL placed shares to a third party which had the effect of diluting the Company’s interest in NADL to 47.83%. During 2010 and 2011, Legend has subsequently increased its stake to 50.69%.

Strategy

NADL is primarily focused on the commencement of mining and processing activity at its 100% owned Merlin Diamond Mine in the Northern Territory, Australia. NADL is also actively evaluating the economic potential of the Borroloola gravels which are known to host diamonds. Regional exploration for diamondiferous kimberlites is also undertaken by a dedicated exploration team.

Project Developments

●	Legend remains a major shareholder of NADL with 50.69%.

●	Flagship Merlin Project remains on track with NADL aiming to be the only Australian owned ‘pure play’ integrated diamond company

●
The total Merlin Probable Ore Reserve is estimated at 11.1 million tonnes at an average grade of 26 carats per hundred tones. This ore reserve has been estimated to a Australian JORC code compliant standard and the United States Securities and Exchange Commissions Industry Guide 7.

●
Engineering firm Consulmet has been engaged to conduct a Definitive Feasibility Study over an alternate mining scenario. Consulmet have delivered the interim report for the study. NADL’s management are reviewing the options presented in the report.

●	The diamonds recovered in the production trials have been revalued at over USD$350 per carat by Independent Diamond Valuers Pty Ltd.

●	In the December 2011 quarter, NADL extracted 5,000 tonnes of alluvial material from 5 different areas in the Borroloola tenement, located 75 kilometres from the Merlin Mine.

●	Material from three pits has been processed at the Merlin Mine and yielded 22 diamonds with a total weight of 1.09 carats. Full assessment of diamond quality is pending completion of the processing.

●	The results to date confirm that the Borroloola Alluvial Gravels host a macro-diamond population.

●	A Heads of Agreement has been signed with Meteoric Resources to explore a number of aeromagnetic anomalies in West Arunta region of WA.

The Merlin Diamond Project is located 100km south of the settlement of Borroloola in the Northern Territory of Australia on the Mining Lease MLN1154. The project is accessed by road and also contains a landing strip allowing light aircraft access. Mineral rights are obtained and held for the project under a mining licence with the Northern Territory Government, which is due for renewal in 2022.

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

Probable Ore Reserve

The combined Probable Ore Reserve for all diamond pipes at Merlin is 11.1 million tonnes with an average grade of 26 carats per hundred tonnes (“cpht”).

	Probable Ore Reserve (Mt)	Grade (ct/t)	Carats (Mct)
Southern Cluster
PalSac2	8.1	0.30	2.41
Sub-Total	8.1	0.30	2.41
Central Cluster
Gawain2	0.5	0.39	0.21
Ywain2	0.1	0.81	0.05
Sub-Total	0.6	0.44	0.26
Northern Cluster
Kaye2	0.9	0.12	0.10
Ector1	1.5	0.07	0.11
Sub-Total	2.4	0.09	0.11
TOTAL	11.1	0.26	2.89

Mineralized Material

The mineralized material in all diamond pipes at Merlin is 19.02 million tonnes for an average grade of 24 carats per hundred tonnes (“cpht”).

	Mineralized Material (Mt)	Grade (ct/t)
Southern Cluster
PalSac2	6.59	0.30
Launfal2	3.28	0.25
Excalibur1	0.77	0.34
Tristram2	0.74	0.06
Sub-Total	11.38	0.27
Central Cluster
Gawain2	1.14	0.39
Ywain2	0.12	0.81
Sub-Total	1.26	0.43
Northern Cluster
Gareth1	0.27	0.22
Kaye2	2.14	0.12
Ector1	3.47	0.07
Bedevere2	0.50	0.21
Sub-Total	6.38	0.11
TOTAL	19.02	0.24

  Tom Reddicliffe, a consultant to NADL, and who is a Fellow of the AUSIMM, has sufficient experience which is relevant to the style of mineralisation and type of deposit under consideration and to the activity which he is undertaking to qualify as a Competent Person as defined in the 2004 Edition of the ‘Australian Code of Reporting of Exploration Results, Mineral Resources and Ore Reserves’.

136°
136.5°
-16°
-16.5°
-17°
-17.5°
Borroloola Alluvial Diamond Project
EL24513
EL24082
Northern Territory Australia
Drainage from Abner Pipe
Abner Pipe
EL26943
EL25122
EL27756
EL26944
MLN1154
Merlin Mine Lease
EL27755
EL16185
EL27752
EL27750
EL27175
EL27754
EL25580
EL25676
EL27753
EL26241
EL24500
EL27895
Legend
Granted
Application
Drainage
Highway
Scale 1:100000
Merlin and Borroloola Project Areas

Northern Cluster
Central Cluster
Southern Cluster
Bedevere
Kaye
Ector
Gareth
Ywain
Gawain
Palomides
Sacramore
Launfal
Excalibur
Perceval
Northern Territory
Australia
136.325 °
136.35 °
136.375 °
-16.8 °
-16.825 °
-16.85 °
-16.875 °
Legend
Granted
Application
Drainage
Highway
Merlin Mine Area
Scale 1:750,00

Locations of bulk sample excavations at the Borroloola Alluvial Project

Depth profile of Borroloola sample pit 1 excavated in 2011

Merlin Feasibility Study Update

Consulmet has been awarded the contract to deliver the feasibility study which will refine the existing mining and material processing parameters to produce a detailed assessment of the technical and commercial parameters of the Merlin Diamond Mine. The study will produce detailed capital and operating costs; reviews of the Mineral Resources and Ore Reserves; geotechnical and hydrogeological studies; environmental management plans; underground and open pit mining plans; detailed design and methodology for diamond treatment and recovery plant; project execution plan; and site infrastructure including accommodation and all auxiliary facilities.

Consulmet have proposed a number of technical and economic options for the development of the Merlin Diamond Mine. Hydraulic mining using electric dredging equipment is presented as a suitable mining method. Hydraulic mining has a lower capital and operating expenditure compared with open cut or underground mining, whilst allowing for production rates of up to 320 tonnes of kimberlite ore per hour.

NADL management are currently reviewing the options to ensure future work on the feasibility study provides the most economically sensible options.

Borroloola Alluvial Diamond Project Update

NADL has received preliminary results of the bulk sampling and processing test at the Borroloola Alluvial Diamond Project (EL24512). In late 2011, NADL excavated 5,000 tonnes of alluvial material from known diamond bearing gravel deposits and processed 3,000 tonnes at the Merlin Mine Plant. The purpose of the tests was to begin the assessment of the economic potential of the gravels by determining diamond quality, quantity and distribution in the alluvial material.

The current bulk sampling program focused on an area of outcropping gravel mapped by NADL in 2007. Material from three pits has been processed at the Merlin Mine, yielding 22 stones with a total weight of 1.09 carats. Thirteen of the recovered diamonds are white in colour including the largest two at 0.19 and 0.25 carats. Full details of recovered stones are shown in the table below.

Sample 1		Sample 2		Sample 3
Diamond Description	Weight (Carats)	Diamond Description	Weight (Carats)	Diamond Description	Weight (Carats)
white dodecahedron	0.03	distorted white dodecahedron	0.02	White octahedron /dodecahedron	0.194
yellow dodecahedron	0.05	irregular white	0.011	irregular brown	0.114
white octahedron	0.013	white dodecahedron	0.016	pale yellow octahedron	0.04
white octahedron	0.016	irregular white	0.011	white fragment	0.031
		white part dodecahedron	0.02	white macle fragment	0.252
		white octahedron	0.012	irregular grey	0.105
		irregular white	0.028	pale yellow flattened dodecahedron	0.024
		irregular white	0.016
		irregular white	0.055
		white dodecahedron	0.017
		white fragment	0.017

Further assessment of stone quality will be conducted once gravel from the remaining two pits is processed. The remaining material is stockpiled awaiting transport to the Merlin Mine at the conclusion of the wet season.

The size and spatial distribution of the recovered stones provides evidence that Borroloola alluvial diamond size and grade correlates with measurable factors such as gravel bed thickness and location in the paleo-stream bed. The chart below shows the relationship between gravel bed thickness and diamond size for the three samples processed in 2011. From the limited data gathered to date there appears to be a relationship between the depositional environment and the recovered diamond grade. If subsequent diamond recoveries conform to this relationship, then targeting zones of potentially higher grades and large stones will be possible.

Alluvial deposition requires changes in water flow or bedrock topography to trap and sort particles of different sizes and densities. To assist in mapping out target areas likely to have formed traps of larger stones and higher grades, the Company is planning an exploration program to better understand the subsurface characteristics of the alluvial gravels.

NADL believes that the Borroloola gravels were deposited in a braided stream environment and the exploration program will be aimed at defining the bedrock topography, gravel and overburden thickness to guide the design of future bulk sampling programs.

Diamond Exploration

Merlin Orbit Tenements, Northern Territory

The Merlin Orbit tenements comprise an area of some 690,178 acres (refer to table N), and encompass numerous known unresolved occurrences of indicator minerals and diamonds.

Lease	Land Status	Grant Date	Expiry Date	Acres	Commitment
EL24082		10/17/05	10/16/13	16695	$90,000
EL24500		08/29/05	08/28/13	15900	$50,000
EL24512	ALRA	08/29/11	08/28/17	229755	$70,000
EL25122		11/17/06	11/16/12	11925	$80,000
EL25580		03/16/07	03/15/13	11925	$70,000
EL26241		03/19/08	03/18/14	2835	$50,000
EL26943		04/30/09	04/29/13	50880	$70,000
EL26944		04/30/09	04/29/13	50880	$70,000
EL27175		09/28/09	09/27/15	31005	$80,000
EL27750		09/20/10	09/19/16	57240	$25,000
EL27755		09/20/10	09/19/16	33390	$12,000
EL27756		09/20/10	09/19/16	25440	$12,000
EL27895		09/20/10	09/19/16	131970	$55,000
MLN1154		06/15/98	12/31/22	5683	NA

Table N: Granted Merlin Orbit Tenements

Lease	Lease Status	Application Date	Acres
EL28914	Application	12/13/04	795
EL28915	Application	12/13/04	1590
EL28916	Application	12/13/04	1590
EL28917	Application	12/13/04	2385
EL28918	Application	12/13/04	1590
EL28919	Application	12/13/04	1590
EL28920	Application	12/13/04	3180
EL28921	Application	12/13/04	1590
EL28922	Application	12/13/04	2385
EL28923	Application	12/13/04	3180
EL28924	Application	12/13/04	795
EL28925	Application	12/13/04	1590
EL28926	Application	12/13/04	3180
EL28927	Application	12/13/04	795
EL28928	Application	12/13/04	3180
EL28929	Application	12/13/04	3180
EL28930	Application	12/13/04	795
EL28931	Application	12/13/04	1590
EL28932	Application	12/13/04	1590

Table O: Merlin Orbit Tenements in Application

Lancelot Prospect

The Lancelot Prospect is situated some 40 km south of Merlin and comprises an area where there are significant numbers of indicator minerals and diamonds reporting to surface samples. Trench mapping and heavy mineral sampling has led to the identification of indicator mineral bearing eluvial material. This is believed to be derived from the eroding of rocks in the southern part of the license area. The samples have not yet been processed for diamonds.  Further trenching and sampling of this eluvial material towards its interpreted source area has been completed in the last year with samples currently being processed through the Perth Laboratory.

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

Top End Uranium Ltd

Uranium Exploration

Top End Uranium is a uranium focused exploration company which controls, through farm-in arrangements with NADL, one of the largest portfolios of highly prospective exploration tenements in the Northern Territory, Australia.  It has tenement holdings across three project areas, Arnhem Land Project Area, Yambarra Project Area and the McArthur South Project Area. NADL assigned to Top End the non-diamond mineral rights to its tenements.

Investment in Northern Capital Resources Corp

Legend holds a 31.50% interest in Northern Capital Resources Corp (“NCRC”), an unlisted US corporation. NCRC’s subsidiary Golden River Resources (GORV:OTCBB) acquired a controlling interest in Acadian Mining Corporation (“Acadian”), a Canadian company listed on Toronto Stock Exchange (TSX:ADA) in 2009. Subsequent to December 31, 2011, Golden River sold a 19.9% interest and currently holds approximately 52% of Acadian.

Acadian is a Halifax, Nova Scotia, Canada based mining company focused on developing five advanced gold properties, Beaver Dam, Fifteen Mile Stream, Tangier, Forest Hill and Goldenville, which form the core holdings of the Scotia Goldfields Project.  All of the five advanced properties host gold mineralized deposits described in technical reports prepared in compliance with Canadian National Instrument 43-101. Acadian is bringing a new approach to the development of Nova Scotia gold deposits by pursuing a multiple mine, central processing, managing and servicing strategy. Acadian operated an open pit zinc-lead mine (Scotia Mine) at Gays River, Nova Scotia from May, 2007 to early 2009 (Scotia Zinc Project) through its 100% wholly owned subsidiary ScoZinc Ltd, which it sold during 2011

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

We Will Require Further Financing To Determine If There Is Commercial Minerals, Develop Any Minerals We Identify And To Maintain The Mineral Claims.

Our success may depend on our ability to raise further capital. We will require further substantial additional funds to conduct mineral exploration and development activities on all of our tenements. There is no assurance whatsoever that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us to make investments. If funds are not available in the amounts required to achieve our business strategy, we would be unable to reach our objective. This could cause the loss of all or part of your investment.

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

Approximately 48% Of Our Common Stock Is Controlled By Certain Stockholders, Including Our Chairman And Chief Executive Officer, Who Have The Ability To Substantially Influence The Election Of Directors And Other Matters Submitted To Stockholders

Mr Joseph Gutnick, our Chairman and Chief Executive Officer, beneficially owned 75.9 million shares of our common stock, which represented 32.5% of our shares outstanding as of December 31, 2011. In addition, Mr Gutnick is a party to a stockholders agreement with IFFCO, which beneficially owned 15% of our common stock as of December 31, 2011. Pursuant to the stockholders agreement, Mr Gutnick and IFFCO have agreed to vote their shares together on certain matters, including the election of directors. As a result, they have and are expected to continue to have the ability to significantly influence the election of our Board of Directors and the outcome of all other issues submitted to our stockholders. The interests of these principal stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders. One consequence to this substantial influence or control is that it may be difficult for investors to remove management of the Company. It could also deter unsolicited takeover, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

We are substantially dependent upon AXIS Consultants To Carry Out Our Activities

Legend holds a 9.09% interest in AXIS at a cost of A$1 and which is accounted for under the cost method and any profits generated by AXIS are returned to its shareholders in the form of dividends. The majority shareholder (72.73%) of AXIS is a third party independent of Legend Directors and management (J I Gutnick and his family or any of their private companies do not hold any shares in AXIS).

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

Historically, AXIS has allocated corporate opportunities to each of the companies engaged in the exploration and mining industry after considering the location of each of the companies’ operations and the type of commodity for which each company explores within its geographic region. At present, there are no conflicts among the ten companies with respect to the principal geographic areas in which they operate and/or the principal commodities that they are searching for other than between the Company and NADL (in which the Company owned a 50.69% interest as of December 31, 2011) with respect to the search for diamonds in Northern Australia. AXIS has advised the Company that it plans to allocate diamond exploration opportunities between the Company and NADL based upon the proximity of such opportunities to their respective existing exploration properties.

The Report Of Our Independent Registered Public Accounting Firm Contains An Explanatory Paragraph Questioning Our Ability To Continue As A Going Concern

The report of our independent registered public accounting firm on our financial statements as of December 31, 2011 and 2010, and for the years ended December 31, 2011 and 2010, includes an explanatory paragraph questioning our ability to continue as a going concern. This paragraph indicates that we have not commenced revenue producing operations, have incurred net losses from inception, and have an accumulated (deficit) of $146,507,000, which conditions raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

As of December 31, 2011, we do not have any Securities and Exchange Commission staff comments that have been unresolved for more than 180 days.

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

Item 4.	Mine Safety Disclosure

Not applicable, as the Company has no mining operations in the United States of America.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

The following table sets out the high and low bid information for the Common Stock as reported by the National Quotation Service Bureau for each period/quarter indicated in US$:

Calendar Period	High Bid (1)	Low Bid (1)

2010
First Quarter	1.60	1.02
Second Quarter	1.26	0.80
Third Quarter	1.03	0.60
Fourth Quarter	1.11	0.68

2011
First Quarter	1.10	0.70
Second Quarter	0.83	0.43
Third Quarter	0.61	0.30
Fourth Quarter	0.43	0.08

(1)	The quotations set out herein reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

As of March 15, 2012, there are 226,407,246 shares of Common Stock outstanding.

To date we have not paid dividends on our Common Stock and we do not expect to declare or pay any dividends on our Common Stock in the foreseeable future. Payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by the Board of Directors.

Shareholders

As of March 13, 2012, there were approximately 55 record holders of the Company's Common Stock. Within the holders of record of the Company's Common Stock are depositories such as Cede & Co., a nominee for The Depository Trust Company (or DTC), that hold shares of stock for brokerage firms which, in turn, hold shares of stock for one or more beneficial owners. Accordingly, the Company believes there are many more beneficial owners of its Common Stock whose shares are held in "street name", not in the name of the individual shareholder..

Options

Effective as of December 12, 2005, the Board of Directors of Company approved the distribution to stockholders for no consideration of an aggregate of 36,135,500 non-transferable options, each of which is exercisable to purchase one share of Common Stock of the Company at an exercise price of US$0.25 (US$0.111, as adjusted) per share with a latest exercise date of December 31, 2012 and otherwise on the terms and conditions set out in Appendix A to the Form 8-K dated December 12, 2005.  The options were issued on a pro-rata basis to all stockholders of record on December 31, 2005 on the basis of two (2) options for every one (1) share of Common Stock owned by a stockholder on the record date. The options may not be exercised until the shares underlying the options are registered under federal and state securities laws. On June 26, 2006, the Board of Directors amended the terms and conditions of the options and included a cashless exercise clause for the options in the terms and conditions. 957,830 of these options remained outstanding as of December 31, 2011.

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

Performance Graph

The following graph compares the cumulative 5-year total return attained by shareholders on Legend International Holdings, Inc.'s common stock relative to the cumulative total returns of the NASDAQ Composite index, and a customized peer group of six companies that includes: Agrium Inc, CF Industries Holdings Inc, Minemakers Limited, Phoscan Chemical Corp., Potash Corp. Of Saskatchewan and The Mosaic Company. The graph tracks the performance of a $100 investment in our common stock, in the peer group, and the index (with the reinvestment of all dividends) from December 31, 2006 to December 31, 2011.

	12/06	12/07	12/08	12/09	12/10	12/11
Legend International Holdings, Inc.	100.00	98.68	46.58	113.68	80.53	8.83
NASDAQ Composite	100.00	110.38	65.58	95.27	112.22	110.58
Peer Group	100.00	341.88	152.35	250.73	348.36	269.10

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data.

Our selected financial data presented below for each of the years in the five-year period ended December 31, 2011, and the balance sheet data at December 31, 2007, 2008, 2009, 2010 and 2011 has been derived from financial statements, which have been audited by PKF O’Connor Davies, A Division of O’Connor Davies, LLP (PKF O’Connor Davies), New York, NY.  The selected financial data should be read in conjunction with our financial statements for each of the years in the period ended December 31, 2011 and Notes thereto, which are included elsewhere in this Annual Report.

Statement of Operations Data

Year ended December 31

	2007	2008	2009	2010	2011	2011 Conv. Transl
	A$000s	A$000s	A$000s	A$000s	A$000s	US$000s

Revenues	-	-	-	-	-	-

Other income (loss)	22	3,726	3,823	2,938	1,233	1,255

Costs and expenses	(8,540)	(23,408)	(40,630)	(40,778)	(26,537)	(27,000)

Loss from operations	(8,518)	(19,682)	(36,807)	(37,840)	(25,304)	(25,745)

Other non-operational gains and costs	(120)	5,461	(2,346)	(852)	(13.897)	(14,139)
Provision for income taxes	-	-	-	-
Equity in losses of unconsolidated entities	-	-	(346)	(1,440)	(7,495)	(7,626)

Net profit (loss)	(8,638)	(14,221)	(39,499)	(40,132)	(46,696)	(47,510)

Net (loss) attributable to non-controlling interests	-	-	1,613	3,803	2,619	2,665

Net (loss) attributable to Legend stockholders	(8,638)	(14,221)	(37,886)	(36,329)	(44,077)	(44,845)

	A$	A$	A$	A$	A$	$US

Basic net (loss) per share(1)	(0.06)	(0.07)	(0.17)	(0.16)	(0.19)	(0.20)

Weighted average number of shares outstanding (000s)(1)	146,740	204,501	226,328	226,380	226,405	226,405

Balance Sheet Data
	A$000s	A$000s	A$000s	A$000s	A$000s	US$000s

Total assets	17,994	130,076	120,433	80,241	36,906	37,549

Total liabilities	(1,035)	(3,317)	(5,534)	(6,604)	(8,744)	(8,897)

Total equity	16,959	126,759	114,899	73,637	28,162	28,652

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

Legend has been an exploration stage company since August 2006. During February 2011, the Company announced its maiden mineral reserve for its 100% owned Paradise South phosphate project in accordance with SEC Industry Guide 7. As a result of establishing mineral reserve estimates, Legend has entered into the development stage for this project as it engages in the process of preparing the mineral deposit for extraction, while it continues with its other various exploration activities. Effective March 1, 2011, the Company has been reporting as a development stage company.

Legend also has exploration interests in the Northern Territory and Western Australia through its 50.69% interest in North Australian Diamonds Limited (“NADL”) and has direct holdings in exploration interests in its own right. NADL’s exploration interests cover previous diamond mining operations at the Merlin Diamond Mine and Legend’s exploration interests are highly prospective for diamonds and uranium.

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

Year ended
December 31
2010	A$1.00	=	US$1.0163
2010	A$1.00	=	CDN$0.9842
2011	A$1.00	=	US$1.0174
2011	A$1.00	=	CDN$0.96344

The exchange rate between the A$ and US$ has moved by 0.01% between December 31, 2010 and 2011.  Accordingly, a direct comparison of costs between fiscal 2010 and 2011 may not necessarily be a true comparison.

Plan of Operation

We had A$1,714,000 in cash at December 31, 2011.

We commenced exploration activities on the tenements we acquired in July 2006 and since that time and up to December 31, 2011, have spent A$83,898,000 on exploration and pre-development activities.

On February 13, 2012, the Company announced that it had achieved the first major milestone for financing of its 100% owned Paradise Phosphate Project. This first step has involved a transfer of all Legend’s phosphate assets into a 100% owned subsidiary of Legend; the issue of 100 million ordinary shares (100% of the issued shares of the subsidiary) by the subsidiary to Legend; and funding via a A$7.5 million convertible note facility (“Convertible Note Agreement”) which has been injected into the subsidiary through Acorn Capital Ltd (“Acorn”), an Australian financial institution. The A$7.5 million will convert into equity in the subsidiary upon a successful Initial Public Offering (“IPO”) and listing of the subsidiary on the Australian Securities Exchange (“ASX”) within 12 months of the note issue date. Acorn is a significant cornerstone investor from the Australian market and will act as a strong catalyst for further investment in the future developments of the project. Legend anticipates that by using an Australian subsidiary it is better placed to lift the profile of the world quality phosphate assets, provide a stronger trading platform that will help maximise their value and enable further capital raising to support the development of phosphate rock production and subsequent value added products.

The phosphate assets comprise the Paradise Phosphate Rock Deposits of Paradise North and Paradise South, the D-Tree deposit and the deposits associated with Legend’s rights and obligations under the King Eagle Joint Venture agreement (i.e. Highland Plains, Lily & Sherrin Creek and Quita Creek). The assets include the exploration and mining permits and applications associated with the above deposits and related infrastructure. The transfer of the phosphate assets is to a 100% owned subsidiary called Paradise Phosphate Pty Ltd (“Paradise”).

The convertible note facility of A$7.5 million to Paradise is repayable 12 months from the completion date of the agreement. The notes bear interest at the nominal rate of 15% per annum (the actual amount of effective interest depends upon the event that triggers repayment). If, within 12 months of the completion date of the agreement, Paradise conducts a public offering of securities in Australia and those securities are listed on ASX, then the notes convert automatically to shares in Paradise at a conversion rate of A$0.50 (subject to adjustment in accordance with the formula provided in the agreement).

Further, if Paradise proceeds to an IPO: (i) Paradise will be the issuer of the securities to be offered; and (ii) a disclosure document for the offer of the securities under Australian law will be made available when the shares are offered.

Funds received under the convertible note facility will be used to progress the project, its development, production and ultimately the export of phosphate rock from the phosphate deposits. The notes are secured by a security interest in the phosphate assets and in the shares in Paradise.

As set out in Item 1 “Employees” the services of our Chief Executive Officer, Chief Financial Officer, Executive General Manager, geologists, finance and clerical employees are provided by AXIS.  As part of the financing transaction discussed above, AXIS has transferred the employment of our Executive General Manager, Project Manager and project development team to Paradise.

Results of Operations

Year ended December 31, 2011 versus Year ended December 31, 2010

As an exploration stage company until February 2011 and a development stage company since then, we have not had an ongoing source of revenue. Our revenue stream is normally from ad-hoc tenement disposals, interest received on cash in bank and Australian Taxation Office refunds. During the year ended December 31, 2011, we received A$493,000 (US$502,000) in interest on funds in the bank (2010: A$2,082,000), interest income from a related entity of A$136,000 (US$139,000) (2010: A$174,000) and other income of A$591,000 (US$601,000) (2010: A$682,000). Included in other income is an amount for NADL of  A$547,000 (US$556,000) (2010: A$681,000) being a refund from the government for research and development and diesel fuel rebate of A$43,000 (US$44,000) (2010: A$360,000) for fuel usuage on the Merlin project. Interest received during 2011 is lower than 2010 as the balance of cash at bank reduced as it was used in our operations.

Costs and expenses decreased during the year from A$40,778,000 for the year ended December 31, 2010 to A$26,537,000 (US$27,000,000) for the year ended December 31, 2011.

The main components of costs and expenses are as follows:-

(i)
a decrease in exploration expenditure written off from A$25,705,000 in 2010 to A$14,860,000 (US$15,119,000) in 2011. Our accounting policy is to expense all exploration costs (including costs associated with the acquisition of tenement interests) as incurred. The exploration costs include drilling, geological, geophysical and mineral analysis contractors, salaries for contract field staff, travel costs, accommodation and tenement costs.  On our phosphate activities, we continued to advance the current feasibility test work but this only included limited drilling and work continued on investigations into a mining operation. During 2011, A$1,682,000 (US$1,711,000) of costs were incurred on the Paradise South phosphate project in preparing the mineral deposit for extraction were capitalised and included in development costs. During 2010 we continued to advance feasibility test work which included limited drilling programs and work continued on investigations into a mining operations and the chemical and beneficiation plant as well as continuing the sampling program throughout the year in the Northern Territory. The costs included drilling, assaying, camp costs, aerial surveying, geological/geophysical contractors, salaries and associated costs for contract field staff, travel, accommodation, meals and tenement holding costs. In the current year in relation to our diamond activities, further studies confirming the scale and viability of the Merlin project and  surrounding area and costs of the plant and camp included within exploration expenditure was A$4,384,000 (2010: A$7,936,000).  In 2010, diamond activities included drilling and trial testing at Merlin which occurred between January 2010 and September 2010 and surrounding areas

(ii)
an increase in interest expense from A$61,000 in 2010 to A$292,000 (US$297,000) in 2011. During 2011 and 2010, we incurred interest on the motor vehicle finance leases. During 2011, we incurred interest on a long term debt for which there was no comparison in 2010. In November 2010 a loan facility was obtained for a term of five years and the interest rate on borrowings under the agreement is fixed at 6.70% per annum.

(iii)
an increase in aircraft maintenance costs from A$587,000 in 2010 to A$934,000 (US$950,000) in 2011. The Company purchased an aircraft in August 2008 to utilize in its field operations and has incurred operating costs for the aircraft since that time and costs during 2011 include a provision for the engine maintenance program.

(iv)
a decrease in legal, professional and accounting from A$899,000 for 2010 to A$797,000 (US$811,000) for 2011. During 2011, we paid A$355,000 (US$361,000) to independent experts and other consultants for business development; accounting and audit fees of A$356,000 (US$363,000) for professional services in relation to financial statements, the quarterly Form 10-Qs, Form 10-K and Form 10-K/A and quarterly, half year and annual reporting in Australia for NADL; and taxation fees of A$85,000 (US$86,000) relating to both the Company and its subsidiaries and incurred legal expenses of A$1,000 (US$1000) for general legal work including tenement acquisition and sale arrangements. During 2010, we incurred legal expenses of A$335,000 for general legal work including tenement acquisition and sale and A$196,000 paid to independent experts and other consultants for business development; audit fees of A$282,000 for professional services in relation to financial statements, the quarterly Form 10-Qs, Form 10-K and Form 10-K/A and quarterly, half year and annual reporting in Australia for NADL; and taxation fees of A$86,000 relating to both the Company and its subsidiaries.

(v)
amortization of mineral rights were A$1,398,000 in 2010 compared to A$1,398,000(US$1,423,000) in 2011. On the acquisition date of the business combination of NADL, the Company recognized mineral rights of A$18,873,000. The underlying mineral property licences have a set term and mineral rights are being amortized over the term of the licences.

(vi)
a decrease in administrative costs from A$10,400,000 in 2010 to A$7,805,000 (US$7,940,000) in 2011. During 2011, the corporate management and service fees charged to us by AXIS was A$1,137,000 (US$1,157,000). AXIS charged us A$3,619,000 (US$3,682,000) for Directors’ fees, salaries and salary related matters incurred in behalf of the Company, which relates to our share of salaries paid to the President & Chief Executive Officer, Chief Financial Officer and Secretary, Executive General Manager, General Manager Business, Project Manager and other staff of AXIS who provide services to the Company, and A$312,000 (US$317,000) for independent directors’ fees. The Company paid insurance costs of A$214,000 (US$218,000) for 2011. The Company incurred A$672,000 (A$684,000) for travel by Directors and officers, contractors, and other AXIS staff who provide services to the Company on capital raising trips, trips to the field; A$193,000 (US$196,000) for investor relations consultants; A$21,000 (US$21,000) in borrowing costs and bank fees; A$120,000 (US$122,000) for motor vehicles costs; A$47,000 (US$48,000) for public relations; A$135,000 (US$137,000) for stock transfer agent services; A$138,000 (US$140,000) for office and computing consumables; A$147,000 (US$150,000) for other contractors including external information technology consultants; A$142,000 (US$146,000) for staff support costs; A$283,000 (US$288,000) for rent of offices in Melbourne, Mt Isa, Perth and New York and an apartment in Melbourne, a decrease fr0m 2010 of A$441,000 due to change in office premises in Perth and New York ; A$240,000 (US$244,000) for subscription to industry papers and services; A$48,000 (US$49,000) for telecommunications support; A$241,000 (US$245,000) for depreciation of non-field assets and minor equipment purchases; A$28,000 (US$28,000) for Delaware franchise tax; and A$67,000 (US$68,000) in donations to local community groups. In 2011, there was a  reduction of A$1,861,000 in public relations, investor relations and travel costs from 2010 as a result of the Company’s main focus being updating and completing the studies for the Paradise phosphate and Merlin diamond projects. During 2010, the corporate management and service fees charged to us by AXIS was A$1,360,000. AXIS charged us A$3,832,000 for Directors’ fees, salaries and salary related matters incurred in behalf of the Company, which relates to our share of salaries paid to the President & Chief Executive Officer, Chief Financial Officer and Secretary, Executive General Manager, General Manager Business, Project Manager and other staff of AXIS who provide services to the Company, and A$258,000 for independent directors’ fees. The Company paid insurance costs of A$288,000 for 2010. The Company incurred A$1,194,000 for travel by Directors and officers, contractors, and other AXIS staff who provide services to the Company on capital raising trips, trips to the field; A$1,170,000 for investor relations consultants; A$42,000 in borrowing costs and bank fees; A$25,000 for motor vehicles costs; A$409,000 for public relations; A$106,000 for stock transfer agent services; A$113,000 for office and computing consumables; A$162,000 for staff support costs; A$724,000 for rent of offices in Melbourne, Mt Isa, Perth and New York and an apartment in Melbourne; A$154,000 for subscription to industry papers and services; A$75,000 for telecommunications support; A$206,000 for depreciation of non-field assets and minor equipment purchases; A$25,000 for Delaware franchise tax; A$133,000 in donations to local community groups; general costs of A$123,000.

(vii)
Stock based compensation has decreased from A$1,728,000 for 2010 to A$452,000 (US$460,000) for 2011. The Company has issued options under the 2006 Incentive Option Plan in throughout 2006, 2007, 2008, 2009 and 2010. The decrease is the result of options being fully vested in prior periods and an adjustment for forfeited options. See note 8 to the consolidated financial statements for further details on the options issued.

Accordingly, the loss from operations decreased from A$37,840,000 for the year ended December 31, 2010 to A$25,305,000 (US$25,745,000) for the year ended December 31, 2011.

A decrease in foreign currency exchange loss of A$674,000 for the year ended December 31, 2010 to A$45,000 (US$46,000) in the year ended December 31, 2011 was recorded as a result of the movement in the Australian dollar versus the US dollar, related primarily to US cash deposits.

The Company recorded an impairment of equity investment of A$5,654,000 (US$5,752,000). At December 2011, the Company made an assessment of the carrying value of the investment in NCRC and concluded that it needed to impair the carrying value. This assessment took into account the net asset position of NCRC.

An impairment of other investments was recorded of A$719,000 (US$732,000) (2010: A$nil) as the Company has assessed the current net asset value of the investment from the information available and determined that a provision for  impairment was appropriate.

A allowance for doubtful receivable has been recorded of A$6,839,000 (US$6,958,000) as of December 31, 2011 (2010: A$nil). At December 2011, the Company made an assessment of the carrying value of the receivable from AXIS and concluded that it needed to make an allowance for doubtful debt.

A net realised loss/(gain) of A$66,000 (US$67,000) was recorded on sale of certain marketable securities in the year ended December 31, 2011 (2010: A$67,000) being the difference between the cost price and sale price.

A loss on redemption of other investments of A$371,000 (US$378,000) being the difference between cost and sale price was incurred for the year ended December 31, 2011 (2010: A$nil).

A net realised loss of A$168,000 (A$171,000) was recorded on sale of assets, being the difference between cost and sale price was recorded for the year ended December 31, 2011 (2010: A$nil).

The Company has written off obsolete assets of A$34,000 (US$35,000) for the year ended December 31, 2011 (2010: A$245,000). During 2010, the Company wrote down the value of the Lear jet and there was no comparable amount in 2011.

The loss before income taxes and equity in losses of unconsolidated entity was A$38,692,000 for the year ended December 31, 2010 compared to A$39,201,000 (US$39,884,000) for the year ended December 31, 2011.

During the year ended December 31, 2011, the Company’s share of the losses of the unconsolidated entities amounted to A$7,495,000 (US$7,626,000) (2010: A$1,440,000). At balance sheet date, the Company holds a 31.50% interest in NCRC and the Company through its investment in NADL holds a 31.14% interest in Top End Uranium Ltd. The Company accounts for both of these investments using the equity method of accounting. The Company held 31.46% in NCRC and NADL held 31.06% in Top End Uranium at December 31, 2010.

The net loss was A$40,132,000 for the year ended December 31, 2010 compared to a net loss of A$46,696,000 (US$47,510,000) for the year ended December 31, 2011.

The share of the net loss attributable to the non-controlling interests of NADL amounted to A$2,619,000 (US$2,665,000) for the year ended December 31, 2011 compared to A$3,803,000 for the year ended December 31, 2010.

At January 1, 2010, the Company held a controlling 47.83% interest in NADL. Since February 6, 2010, the Company has purchased further shares in NADL. The Company’s interest at December 31, 2011 is 50.69% and at December 31, 2010, its interest was 50.46%. During 2011, the Company purchased a further 495,000 shares in NADL at a cost of A$148,000 which resulted in a decrease in non-controlling interest of A$113,000. During January and February 2012, third parties holding 4,000,000 options in NADL exercised those options and were issued ordinary shares in NADL. This resulted in the Company’s interest in NADL diluting to 49.12%.  It is the Company’s intentions to continue to acquire shares and to maintain a controlling financial interest. Furthermore, management believes it has the ability to control the operations of NADL through its share ownership as well as having  three out of four of the Directors of NADL.

The net loss attributable to Legend stockholders amounted to A$44,077,000 (US$44,845,000) for the year ended December 31, 2011 compared to A$36,329,000 for the year ended December 31, 2010.

Year ended December 31, 2010 versus Year ended December 31, 2009

As a result of the acquisition of NADL, commencing September quarter 2009, there is a lack of comparability between the Company’s results for the year ended December 31, 2010.

As an exploration stage company, we have not had an ongoing source of revenue. Our revenue stream is normally from ad-hoc tenement disposals, interest received on cash in bank and Australian Taxation Office refunds. During the year ended December 31, 2010, we received A$2,082,000 in interest on funds in the bank (2009: A$3,338,000), interest income from a related entity of A$174,000 (2009 A$82,000) and other income of A$682,000 (2009: A$403,000). Included in other income is an amount for NADL A$681,000 being a refund from the government for research and development and diesel fuel rebate (2009:A$360,000).

Costs and expenses increased during the year from A$40,630,000 for the year ended December 31, 2009 to A$40,778,000 for the year ended December 31, 2010.

The main components of costs and expenses are as follows:-

(i)
an increase in exploration expenditure written off from A$25,609,000 in 2009 to A$25,705,000 in 2010. Our accounting policy is to expense all exploration costs (including costs associated with the acquisition of tenement interests) as incurred. The exploration costs include drilling, geological, geophysical and mineral analysis contractors, salaries for contract field staff, travel costs, accommodation and tenement costs.  In the current year in relation to our diamond activities, drilling and trial testing continued from January 2010 at Merlin and surrounding areas and included within exploration expenditure is A$7,936,000 (2009: A$7,182,000). On our phosphate activities, we continued to advance the current feasibility test work but this only included limited drilling and work continued on investigations into a mining operation. During 2009, we continued our drilling programs on the phosphate project in Queensland took place for the entire year as well as continuing the sampling program throughout the year in the Northern Territory. The costs included drilling, assaying, camp costs, aerial surveying, geological/geophysical contractors, salaries and associated costs for contract field staff, travel, accommodation, meals and tenement holding costs.

(ii)	a decrease in interest expense from A$65,000 in 2009 to A$61,000 in 2010. During 2010 and 2009, we incurred interest on the motor vehicle finance leases.

(iii)
a decrease in aircraft maintenance costs from A$1,015,000 in 2009 to A$587,000 in 2010. The Company purchased an aircraft in August 2008 to utilize in its field operations and has incurred operating costs for the aircraft since that time. In 2009, the aircraft underwent a scheduled maintenance program and there is no such requirement for a maintenance program in 2010.

(iv)
an increase in legal, professional and accounting from A$881,000 for 2009 to A$899,000 for 2010. During 2010, we incurred legal expenses of A$335,000 for general legal work including tenement acquisition and sale and A$196,000 paid to independent experts and other consultants for business development; audit fees of A$282,000 for professional services in relation to financial statements, the quarterly Form 10-Qs, Form 10-K and Form 10-K/A and quarterly, half year and annual reporting in Australia for NADL; and taxation fees of A$86,000 relating to both the Company and its subsidiaries. During 2009, we incurred legal expenses of A$408,000  for general legal work including stock transfer matters, regulatory filings, stock option plans, native title and environmental approvals, asset acquisitions, and Form S-1 Registration Statements in both the US and Australia; audit fees of A$385,000 for professional services in relation to financial statements, the quarterly Form 10-Qs, Form 10-K, Form 10-K/A and Form S-1 and quarterly, half year and annual reporting in Australia for NADL; and taxation fees of A$70,000 relating to both the Company and its subsidiaries. Included within legal, accounting and professional expense for the year ended December 31, 2009 are the following amounts for NADL A$67,000 being a fee paid to tax consultants for the preparation of the research and development claim, legal fees of A$17,000, professional fees paid to attorney’s independent experts and other consultants for takeover defense costs of A$27,000.

(v)
an increase in amortization of mineral rights from A$583,000 in 2009 to A$1,398,000 in 2010. On the acquisition date of the business combination of NADL, the Company recognized mineral rights of A$18,873,000. The underlying mineral property licences have a set term and mineral rights are being amortized over the term of the licences. The acquisition occurred during 2009.

(vi)
an increase in administrative costs from A$8,217,000 in 2009 to A$10,400,000 in 2010. During 2010, the corporate management and service fees charged to us by AXIS was A$1,361,000. AXIS charged us A$3,832,000 for Directors’ fees, salaries and salary related matters incurred in behalf of the Company, which relates to our share of salaries paid to the President & Chief Executive Officer, Chief Financial Officer and Secretary, Executive General Manager, General Manager Business, Project Manager and other staff of AXIS who provide services to the Company, and A$258,000 for independent directors’ fees. The Company paid insurance costs of A$288,000 for 2010. The Company incurred A$1,194,000 for travel by Directors and officers, contractors, and other AXIS staff who provide services to the Company on capital raising trips, trips to the field; A$1,170,000 for investor relations consultants; A$42,000 in borrowing costs and bank fees; A$25,000 for motor vehicles costs; A$409,000 for public relations; A$106,000 for stock transfer agent services; A$113,000 for office and computing consumables; A$162,000 for staff support costs; A$724,000 for rent of offices in Melbourne, Mt Isa, Perth and New York and an apartment in Melbourne; A$154,000 for subscription to industry papers and services; A$75,000 for telecommunications support; A$206,000 for depreciation of non-field assets and minor equipment purchases; A$25,000 for Delaware franchise tax; A$133,000 in donations to local community groups; general costs of A$123,000. During 2009, the corporate management and service fees charged to us by AXIS was A$1,265,000. AXIS charged us A$2,960,000 for Directors’ fees, salaries and salary related matters incurred in behalf of the Company, which relates to our share of salaries paid to the President & Chief Executive Officer, Chief Financial Officer and Secretary, Executive General Manager, General Manager Business, Project Manager and other staff of AXIS who provide services to the Company, and A$208,000 for independent directors’ fees. The Company paid insurance costs of A$536,000, including the Federal Government of Australia insurance policy on cash at bank in Australia in excess of A$1,000,000, for 2009. The Company incurred A$1,063,000 for travel by Directors and officers, contractors, and other AXIS staff who provide services to the Company on capital raising trips, trips to the field; A$460,000 for investor relations consultants; A$62,000 for  work on the ASX listing; A$9,000 in borrowing costs and bank fees; A$102,000 for motor vehicles costs; A$51,000 for public relations; A$46,000 for stock transfer agent services; A$206,000 for office and computing consumables; A$119,000 for staff support costs; A$555,000 for rent of offices in Melbourne, Mt Isa, Perth and New York and an apartment; A$39,000 for subscription to industry papers and services; A$43,000 for telecommunications support; A$67,000 for depreciation of non-field assets and minor equipment purchases; A$60,000 for Delaware franchise tax; A$87,000 in donations to local community groups; general costs of A$279,000.

(vii)
Stock based compensation has decreased from A$4,260,000 for 2009 to A$1,728,000 for 2010. The Company has issued options under the 2006 Incentive Option Plan in throughout 2006, 2007, 2008, 2009 and 2010. The decrease is the result of options being fully vested in prior periods and an adjustment for forfeited options. See note 8 to the consolidated financial statements for further details on the options issued.

Accordingly, the loss from operations increased from A$36,807,000 for the year ended December 31, 2009 to A$37,840,000 for the year ended December 31, 2010.

A decrease in foreign currency exchange gain from a loss of A$4,661,000 for the year ended December 31, 2009 to a foreign currency exchange loss of A$674,000 in the year ended December 31, 2010 was recorded as a result of the movement in the Australian dollar versus the US dollar. The on market takeover of NADL finished on August 6, 2009 and since that time, the Company has consolidated the results of NADL. In accordance with US GAAP, the Company calculated the difference between the fair value of assets acquired at August 6, 2009 and the carrying value of its investment in an unconsolidated entity (NADL) at August 6, 2009. For 2009, the Company recorded an adjustment to fair value on stepped acquisition of A$2,201,000. There was no comparable adjustment for 2010. A net gain of A$67,000 on sale of certain trading securities was incurred in the year ended December 31, 2010 (2009: A$113,000), being the difference between the cost price, sale price and market value.

During 2010, the Company has written off obsolete assets, and wrote down the carrying value of the Lear jet, of A$245,000. There were no comparable amounts in 2009.

The loss before income taxes and equity in losses of unconsolidated entity was A$39,153,000 for the year ended December 31, 2009 compared to A$38,692,000 for the year ended December 31, 2010.

During the year ended December 31, 2010, the Company’s share of the losses of the unconsolidated entities amounted to A$1,440,000 (2009: A$346,000). At December 31, 2010, the Company held a 31.46% interest in NCRC and the Company through its investment in NADL held a 31.06% interest in Top End Uranium Ltd. The Company accounts for both of these investments using the equity method of accounting. The Company held 21.29% and NADL held 25% in Top End Uranium at December 31, 2009.

The net loss was A$39,499,000 for the year ended December 31, 2009 compared to a net loss of A$40,132,000 for the year ended December 31, 2010.

The share of the net loss attributable to the non-controlling interests of NADL amounted to A$3,803,000 for the year ended December 31, 2010 compared to A$1,613,000 for the year ended December 31, 2009.

On May 12, 2009, the Company made an on-market takeover offer for all of the shares in North Australian Diamonds Limited (“NADL”). The Company held 34.61% of the issued and outstanding shares at May 31, 2009 and as a result, accounted for its interest in NADL as an unconsolidated entity until August 6, 2009. The takeover offer concluded on August 6, 2009. At the close of the offer, the Company held 55% of the issued and outstanding shares of NADL and as a result, commenced consolidating the results of NADL from that date. In early December 2009, NADL placed shares to a third party which had the effect of diluting the Company’s interest in NADL to 47.83%. Under Australian takeover laws, the Company was prevented from purchasing further shares in NADL for a period of 6 months from the conclusion of the takeover (August 6, 2009). Accordingly, it was not until February 6, 2010 that the Company was entitled to purchase any further shares in NADL under Australian Corporations Law. Since February 6, 2010, the Company purchased further shares in NADL and its interest at December 31, 2010 is 50.40%. It is the Company’s intentions to continue to acquire shares and to maintain a controlling financial interest. Furthermore, management believes it has the ability to control the operations of NADL through its share ownership as well as having six of the Directors of NADL. During 2010, the Company purchased a further 87,168,065 shares in NADL at a cost of A$4,032,000 and a decrease in non-controlling interest of A$1,327,000.

The net loss attributable to Legend stockholders amounted to A$36,329,000 for the year ended December 31, 2010 compared to A$37,886,000 for the year ended December 31, 2009.

Liquidity and Capital Resources

We have historically funded our operations through fund raisings noted below.

As of December 31, 2011, the Company has cash of A$1,714,000 (US$1,744,000).

During 2011, net cash used in operating activities was A$19,386,000  (US$19,721,000), as compared to A$33,513,000 in 2010, primarily consisting of the net loss of A$46,696,000 (US$47,510,000) (2010: A$40,132,000) adjusted for non cash items including  depreciation and amortization of A$4,052,000 (US$4,123,000) (2010: A$2,946,000), a decrease in accounts receivable of A$664,000 (US$676,000) (2010: A$1,225,000); a decrease in prepayments and deposits of A$804,000 (US$818,000) (2010: increase A$100,000); no movement in inventories in 2011 (2010: decrease A$144,000) and an increase in accounts payable and accrued expenses of A$11,000 (US$11,000)  (2010: decrease A$2,252,000). The primary reason for the reduction in cash during the year has been the usage of cash in the exploration activities and for corporate costs.

During 2011, net cash used in investing activities was A$1,617,000 (US$1,644,000) and A$16,851,000 in 2010. The major components in 2011 was an additional investment in consolidated entities of A$148,000 (US$151,000) (2010: A$4,033,000), investment in unconsolidated entities of A$23,000 (US$23,000) (2010: A$6,194,000); additions to property, plant and equipment of A$1,912,000 (US$1,945,000) (2010: A$6,427,000); capitalized mine development costs A$1,682,000 (US$1,711,000) (2010 A$nil); proceeds from sale of marketable securities/other investments A$1,933,000 (US$1,967,000) (2010: A$nil) and proceeds from sale of property and equipment A$215,000 (US$219,000) (2010: A$nil).

During 2011, net cash used by financing activities was A$2,415,000 (US$2,458,000) (2010: provided for A$2,064,000) being primarily net repayments under finance leases of A$381,000 (US$388,000) (2010: A$403,000); advances to affiliates of A$2,098,00 (US$2,135,000) (2010: A$2,937,000) including an short term advance from and affiliate of A$2,264,000 (US$2,303,000) (2010: A$nil); proceeds from lease agreements and loans of A$301,000 (US$306,000) (2010: A$2,939,000) and repayments under capital lease agreements of A$290,000 (US$295,000) (2010: A$nil); and in NADL, the  exercise of 344,000 options for A$53,000 (US$54,000) (2010: A$nil). During 2010, the proceeds of private placements offering of shares of common stock of NADL of A$2,607,000, less costs of A$142,000, for which there was no comparable transaction for  2011.

During the year, the Company had US$ cash balances which when converted to Australian dollars results in a foreign exchange loss.

We plan to continue our exploration and development program throughout 2012 and the Company has an obligation to incur expenditure on phosphate projects of A$1,800,000, diamond project of A$3,100,000 and other commodity projects of A$400,000. Our budget for general administration costs for 2012 is A$2,200,000, Paradise’s budget for general and administration costs for 2012 is A$3,700,000 and NADL’s budget for general administrative costs in 2012 of A$3,100,000.

On February 13, 2012, the Company announced that it had achieved the first major milestone for financing of its 100% owned Paradise Phosphate Project.

This first step has involved a transfer of all Legend’s phosphate assets into a 100% owned subsidiary of Legend; the issue of 100 million ordinary shares (100% of the issued shares of the subsidiary) by the subsidiary to Legend; and funding via a A$7.5 million convertible note facility (“Convertible Note Agreement”) which has been injected into the subsidiary through Acorn Capital Ltd (“Acorn”), an Australian financial institution. The A$7.5 million will convert into equity in the subsidiary upon a successful Initial Public Offering (“IPO”) and listing of the subsidiary on the Australian Securities Exchange (“ASX”) within 12 months of the note issue date.

Acorn is a significant cornerstone investor from the Australian market and will act as a strong catalyst for further investment in the future developments of the project. Legend anticipates that by using an Australian subsidiary it is better placed to lift the profile of the world quality phosphate assets, provide a stronger trading platform that will help maximise their value and enable further capital raising to support the development of phosphate rock production and subsequent value added products.

The phosphate assets comprise the Paradise Phosphate Rock Deposits of Paradise North (historically know as Lady Jane) and Paradise South (historically known as Lady Annie), the D-Tree deposit and the deposits associated with Legend’s rights and obligations under the King Eagle Joint Venture agreement (i.e. Highland Plains, Lily & Sherrin Creek and Quita Creek). The assets include the exploration and mining permits and applications associated with the above deposits and related infrastructure.

The transfer of the phosphate assets is to a 100% owned subsidiary called Paradise Phosphate Pty Ltd (“Paradise”). Legend’s senior management are of the opinion that a dedicated Australian company wholly focused on phosphate is best placed to bring the project into production and is in the best interests of all Legend’s stockholders. It will also assist us in seeking investment by Australian financial institutions such as Acorn and other global managed funds that have not been able to invest in stocks listed on the OTC Bulletin Board in the USA.

The convertible note facility of A$7.5 million to Paradise is repayable 12 months from the completion date of the agreement. The notes bear interest at the nominal rate of 15% per annum (the actual amount of effective interest depends upon the event that triggers repayment).  If, within 12 months of the completion date of the agreement, Paradise conducts a public offering of securities in Australia and those securities are listed on ASX, then the notes convert automatically to shares in Paradise at a conversion rate of A$0.50 (subject to adjustment in accordance with the formula provided in the agreement).

Further, if Paradise proceeds to an IPO; (i) Paradise will be the issuer of the securities to be offered; and (ii) a disclosure document for the offer of the securities under Australian law will be made available when the shares are offered;

Funds received under the convertible note facility will be used to progress the project, its development, production and ultimately the export of phosphate rock from the phosphate deposits. The notes are secured by a security interest in the phosphate assets and in the shares of Paradise.

Paradise will continue discussions with potential strategic partners in relation to participating in the full development of the fertilizer complex in Mt Isa, Queensland, Australia. Legend has been progressing these discussions with various international industry fertilizer corporations for over 12 months and expects to finalise any potential transaction in 2012, however, any delays in finalising a transaction will not hold up the initial development of phosphate rock production.

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

Between July 1, 2008 and December 31, 2008, 281,200 options were exercised using the cashless exercise feature and the Company issued 247,774 shares of common stock. Between July 1, 2008 and December 31, 2008, an additional 327,600 options were exercised for US$0.111, total amount received A$38,950 (US$36,364) and the Company issued 327,600 shares of common stock. Between January 1, 2009 and December 31, 2009, an additional 18,000 options were exercised for US$0.111, total amount received A$2,763 (US$1,998) and the Company issued 18,000 shares of common stock. Between July 1, 2010 and December 31, 2010, 333,334 options were exercised pursuant to the 2006 Equity Incentive Plan using the cashless exercise feature and the Company issued 66,282 shares of common stock. Between January 1, 2011 and December 31, 2011, an additional 9,000 options were exercised using the cashless exercise feature and the Company issued 7,572 shares of common stock.

The Company has historically funded its activities from funds provided by capital raising through the issuance of its shares and from advances from affiliated entities. The Company has in place a planning and budgeting process to help determine the funds required to support the Company's operating requirements and its exploration and pre-development plans. Based on this process and the amount of the Company's cash and other current assets as of December 31, 2011, management believes that the Company has sufficient operating liquidity to sustain its activities through 2012. However, as the Company has not yet generated income producing activities, it will continue to seek opportunities to raise additional funds from capital raising efforts through the issuance of its shares, funding from affiliated entities as may be available and other financing arrangements until which time as the Company can commence revenue producing activities.

As future exploration and development activities will require additional financing, the Company is pursuing various strategies to accomplish this including obtaining third parties to take an ownership interest in or to provide financing for the anticipated development activities related to the phosphate project, as well as capital raising through share issuances.

Contractual Obligations	Total A$000’s	Less than 1 year A$000’s	1-3 Years A$000’s	3-5 Years A$000’s	More than 5 years A$000’s
Long term debt obligations	2,855	296	2,559	-	-
Capital lease obligations	480	283	197	-	-
Operating lease obligations	224	183	41	-	-
Purchase obligations	-	-	-	-	-
Other long term liabilities reflected on the consolidated balance sheet under GAAP	969	316	266	266	121
	4,528	1,078	3,063	266	121

Impact of Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements on the Company’s annual financial statements, see Note 2 to the Company’s Consolidated Financial Statements which are included herein.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

At December 31, 2011, the Company had long-term debt of A$2,855,000 (US$2,905,000). As the Loan Facility is US dollars, a change in the exchange rate between the A$ and the US$ will have an effect on the amounts reported in the Company’s consolidated financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the US$ exchange rate will have an A$28,550 effect on the consolidated balance sheet and income statement.

The Company reports in A$ and holds cash denominated in US dollars. At December 31, 2011, this amounted to US$2,035 (A$2,000). A change in the exchange rate between the A$ and the US$ will have an effect on the amounts reported in the Company’s consolidated financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the US$ exchange rate will have an A$210 effect on the consolidated balance sheet and income statement. The balance of cash of A$1,712,000 is held in Australian dollars.

Item 8.	Financial Statements and Supplementary Data.

See the Financial Statements beginning on page F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants or any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the three years ended December 31, 2011.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2011. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

PKF O’Connor Davies, the Company’s independent registered public accounting firm, has issued their report on their audit of the Company’s internal control over financial reporting as of December 31, 2011, a copy of which is included herein.

(b)	Attestation Report of the Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Legend International Holdings, Inc.

We have audited Legend International Holdings, Inc.’s (a Development Stage Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Legend International Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Legend International Holdings, Inc. (a Development Stage Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Legend International Holdings, Inc. (a Development Stage Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2009, 2010 and 2011 and the cumulative amounts from inception, January 5, 2001 through December 31, 2011 and our report dated March 14, 2012 expressed an unqualified opinion thereon.

New York, NY	/s/ PKF O’Connor Davies
March 14, 2012	A Division of O’Connor Davies, LLP

(c)	Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the Company’s fourth fiscal quarter.

(d)	Other

We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of December 31, 2011, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets out certain information concerning the Company’s executive officers and directors.

Name	Age	Position(s) Held
Joseph Gutnick	59	Chairman of the Board
		President, Chief Executive Officer and Director.
David Tyrwhitt	73	Director
Manish Gupta	44	Director
Dr Allan Trench	48	Director
Henry Herzog	70	Director
Dr U.S Awasthi*	66	Former Director
Peter Lee	54	Secretary, Chief Financial Officer and Principal Accounting Officer.
Craig Michael	34	Executive General Manager
Edward Walker	40	Project Manager

* Dr. Awasthi resigned as a director on February 28, 2012

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

Joseph Gutnick

Mr Gutnick has been Chairman of the Board, President and Chief Executive Officer since November 2004 and has been Chairman of the Board, President and Chief Executive Officer of numerous public listed companies in Australia and the USA specialising in the mining sector since 1980. Mr Gutnick is currently Chairman of the Board, President and Chief Executive Officer of Golden River Resources Corporation, Northern Capital Resources Corporation, Great Central Resources Corporation, Chairman of the Board and President of Electrum International, Inc. and Aurum, Inc., US corporations; and Executive Chairman and Managing Director of North Australian Diamonds Limited, Top End Uranium Limited and Quantum Resources Limited, all listed on Australian Securities Exchange. He has previously been a Director of Hawthorn Resources Limited, Astro Diamond Mines NL, Acadian Mining Corporation and Royal Roads Corporation in the last five years. Mr Gutnick was previously been a Director of the World Gold Council.  He is a Fellow of the Australasian Institute of Mining & Metallurgy and the Australian Institute of Management and a Member of the Australian Institute of Company Directors.

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

David Tyrwhitt

Dr Tyrwhitt was appointed a Director in March 2005. He is a geologist, holding a Bachelor of Science and PhD degrees and has 50 years experience in mineral exploration and management development and operation of gold and diamond mines in Australia.  Dr Tyrwhitt has been a Director of numerous public listed companies in Australia in the mining industry and is currently a Director of Hawthorn Resources Limited, Quantum Resources Limited, Golden River Resources Corp, a Delaware corporation (GORV.OB), North Australian Diamonds Limited and Northern Capital Resources Corp., a Delaware corporation since 2008. In the last five years, he has also been a Director of Astro Diamond Mines NL, Bassari Resources Ltd, Orchid Capital Ltd and South China Resources PLC

Dr Tyrwhitt’s experience in working on mining projects in Australia and technical skills will provide our Board with an Australian perspective to mining operations.

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

Allan Trench

Dr Trench was appointed a Director in August 2008. Dr Allan Trench is a geologist/geophysicist and business management consultant with approximately 20 years experience within the Australian resources sector across a number of commodity groups and is currently Chairman of the Board and a Director of Acadian Mining Corporation (ADA:TSX), a Director of Navigator Resources Ltd, Pioneer Resources Limited, Kimberley Rare Earths, Hot Chili and Venturex Resources Limited, and was a Director of Heron Resources Ltd during the past five years. Dr Trench was the Exploration Manager for WMC for the Leinster-Mt Keith region and then managed a number of exploration companies associated with Mr Joseph Gutnick before joining McKinsey & Company as a management consultant. In his role at McKinsey, Dr Trench was an advisor to a number of large international resources companies on strategic, organization and operational issues. From 2004 to 2006 Dr Trench was employed in a contract role as corporate strategist end benchmarking manager at Woodside Energy, helping to building Woodside’s capability in strategy, benchmarking and performance improvement across its global asset portfolio. Following this, he was employed by the CRU Group and was firstly responsible for global copper research managing a team of 12 analysts, then as Regional Director - Australasia. Dr Trench also currently holds the titles of Research Professor of Mineral Economics at the Graduate School of Business, Curtin University, Adjunct Professor to the WA School of Mines, Curtin University and Research Professor (Value & Risk) at the Centre for Exploration Targeting, University of Western Australia.

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

Dr Awasthi resigned as a Director on February 28, 2012.

Peter Lee

Mr Lee has been Chief Financial Officer since March 2005 and Secretary since November 2004.  He is a Director, Chief Financial Officer and Secretary of Golden River Resources Corp, a Delaware corporation (GORV.OB), Secretary of Aurum, Inc. (AURM.OB) and Electrum International, Inc. (PNDI.OB), Chief Financial Officer and Secretary of Northern Capital Resources Corp and Great Central Resources Corp, and Chief Financial Officer and Company Secretary of North Australian Diamonds Limited, Top End Uranium Ltd and Quantum Resources Limited, all listed on Australian Securities Exchange. Mr Lee is also a Director of Acadian Mining Corporation (ADA:TSX). Mr Lee is a Member of the Institute of Chartered Accountants in Australia, a Fellow of Chartered Secretaries Australia Ltd., a Member of the Australian Institute of Company Directors and holds a Bachelor of Business (Accounting) from Royal Melbourne Institute of Technology. He has over 30 years commercial experience and is currently Chief Financial Officer and Company Secretary of several listed public companies in Australia.

Mr Lee devotes a majority of his business time to the affairs of the Company.

Craig Michael

Mr Michael has been Executive General Manager of the Company since September 2007 and has more than nine years experience in the mining and resources industry and is Chief Executive Officer of Aurum, Inc. (AURM:OB) and Electrum International, Inc. (PNDI:OB), is a Director of Quantum Resources Limited (QUR:ASX), North Australian Diamonds Limited (NAD:ASX) and Top End Uranium Ltd (TEU:ASX). From February 2004 to September 2007, he was employed by Oxiana Ltd where he was based in Laos in a Supervisor/Trainer role, both as a Mine Geologist and Resource Geologist at the Sepon Copper Gold Project. He was responsible for the geological interpretation of the Khanong copper-gold deposit and the surrounding oxide and primary gold deposits. In conjunction with training the national geologic staff in all mining and resource geology functions Mr Michael also conducted resource estimates for public reporting. Prior to his time with Oxiana, he was a Mine Geologist at Sons of Gwalia’s Carosue Dam Gold Project in Western Australia where he also conducted his honours thesis on their flagship Karari gold deposit.

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

The Company encourages all Directors to attend the Annual Meeting of stockholders, either in person or by telephone. Mr. Gutnick, Mr. Herzog, Dr Tyrwhitt and Dr Trench attended the 2010 Annual Meeting. Dr Awasthi and Mr Gupta were unavailable due to business commitments.

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
Legend International Holdings, Inc.
PO Box 6315 St Kilda Road
Central Melbourne, Victoria 8008 Australia

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our Directors, executive officers and beneficial owners of more than 10% of the outstanding Common Stock are required to file reports with the Securities and Exchange Commission concerning their ownership of and transactions in our Common Stock and are also required to provide to us copies of such reports.  Based solely on such reports and related information furnished to us, we believe that in fiscal 2011 all such filing requirements were complied with in a timely manner by all Directors and executive officers and 10% stockholders.

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

●	Align the interests of the executive officers with those of the stockholders with respect to short-term operating goals and long-term increases in the value of our common stock; and
●	Include equity-based compensation to encourage equity ownership, creating a direct link between stockholder and management interests.

These objectives serve as the guiding principles for all the decisions the Compensation Committee makes with respect to the amount and type of compensation payable to our named executive officers.

Mix of Compensation Elements

Our executive compensation during fiscal 2011 consisted of base salary, benefits and perquisites. We do not have any formal or informal policy or target for allocating compensation between long-term and short term compensation, between cash and non-cash compensation or among the different forms of non-cash compensation. Similarly, compensation decisions regarding one compensation component do not directly affect decisions regarding other compensation elements. For example, an increase to the base salary of a named executive officer does not require a formulaic decrease to another element of the executive’s compensation. Instead, we have determined subjectively on a case-by-case basis the appropriate level and mix of the various compensation components.

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

Components of Compensation

Base Salary.  The base salaries for the Company’s named executive officers for the year ended December 31, 2011 were reviewed effective June 2011 by AXIS with the consultation and approval of the Company’s Compensation Committee. The services of our named executive officers are provided to us under a Service Agreement with AXIS Consultants Pty Ltd. Cash compensation is paid to the named executive officers by AXIS and is reimbursed to AXIS by the Company. AXIS advised that adjustments to base salaries are generally determined based upon a number of factors, including the client companies performance (to the extent such can fairly be attributed or related to each executive’s performance), as well as the nature of each executive’s responsibilities, capabilities and contributions, and whether their salary fairly reflect job responsibilities and prevailing market conditions and rates of pay. AXIS advised that it considered each of these factors but did not assign a specific value to each factor in setting base salaries for 2011. The Company believes that the remuneration (including salaries) charged to the Company by AXIS for the Company’s named executive officers have historically been reasonable in relation to the Company’s size and performance. We do not use benchmarking as a fixed criteria to determine compensation.  Rather, after subjectively setting compensation based on the above factors, we reviewed the compensation paid to officers based on our knowledge of salaries paid in the industry in Australia to obtain a general understanding of the reasonableness of base salaries and other compensation payable to our named executive officers. AXIS has advised that the level of remuneration charged to the Company for the named executive officers for the year ended December 31, 2011 was comparable to 2010 as a result of the continuing significant amount of time spent by those named executive officers with the development of the phosphate project of the Company, the investments of the Company and corporate compliance matters dealt with as a result of the increase in the level of activity. The Company acknowledged the increase in activity referred to by AXIS and believes the increase in the level of remuneration appropriate given the circumstances.

Cash Bonuses   AXIS with the acknowledgement of the Company, did not pay cash or other bonuses in 2011 or 2010 given the status of the Company’s phosphate project. In 2009, AXIS with the acknowledgement of the Company awarded cash bonuses to the Company’s named executive officers for the period July 2008 to December 2009 to acknowledge the significant work undertaken by the named executives of the Company in advancing the phosphate project of the Company for the benefit of shareholders. The bonuses were not based on a predetermined formula. In determining the contribution of each individual executive, the Company acknowledged the contribution of each of the executive management team in the efficient running of the Company, Mr. Gutnick and Michael in the Company’s negotiations with external parties in the advancement of the Company’s affairs and activities, Mr. Walker’s contribution in leading the development team in pre-development activities and negotiations with potential infrastructure companies; and Mr. Lee’s contribution in leading the finance, corporate and secretarial team through the increasing compliance and reporting matters in connection with the Company’s acquisition of its interest in NADL. Each of the bonuses were based on a flat amount plus an amount of 10% of salary. The Company’s independent directors, at the time, were consulted on the bonuses and determined that the bonuses were reasonable given the overall advancement of the Company’s activities.

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

Accounting and Tax Treatment

The accounting treatment of our compensation plans is not a significant factor in how we design our executive compensation plans. Section 162(m) of the Internal Revenue Code of 1986, as amended, generally denies publicly-held corporations a federal income tax deduction for compensation exceeding $1,000,000 paid to named executive officers, excluding performance-based compensation. Through December 31, 2011, we have not paid compensation to any of our named executive officers in excess of $1,000,000, excluding performance-based compensation, thus Section 162(m) has not limited our ability to deduct executive compensation, however the Compensation Committee will continue to monitor the potential impact of this provision on our ability to deduct executive compensation.

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

Compensation Committee:
Dr. Allan Trench
Dr. David Tyrwhitt
Mr. Henry Herzog

The following table sets forth the annual salary, bonuses and all other compensation awards and pay outs on account of our Chief Executive Officer, Chief Financial Officer and Secretary, Executive General Manager and Project Manager for services rendered to us during the fiscal years ended December 31, 2009, 2010 and 2011.

Summary Compensation Table

Name and Principal Position	Year	Salary (A$)	Bonus (A$)	Stock Awards (A$)	Option Awards (A$)	Non-Equity Incentive Plan Compensation (A$)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (A$)	All Other Compensation (A$)	Total (A$)
Joseph
Gutnick,	2011	594,969	-	-	-	-	-	92,749	687,718
Chairman	2010	718,031	-	-	-	-	-	158,557	876,588
of the	2009	675,210	125,000	-	-	-	-	147,886	948,096
Board,								(i)
President
and CEO
Peter
Lee, CFO	2011	278,196	-	-	-	-	-	44,066	322,262
&	2010	309,389	-	-	-	-	-	85,248	394,637
Secretary	2009	309,596	82,500	-	-	-	-	98,417	490,513
								(i)(ii)
Craig
Michael,	2011	276,801	-	-	-	-	-	243,093	510,894
Executive	2010	323,750	-	-	-	-	-	112,710	436,460
General	2009	254,377	77,500	-	-	-	-	75,170	407,047
Manager								(i)(ii)
Edward
Walker,	2011	240,590	-	-	-	-	-	67,765	308,355
Project	2010	275,000	-	-	-	-	-	27,990	302,990
Manager	2009	240,837	75,000	-	-	-	-	40,291	356,128
								(i)(ii)

(i)	Includes share of superannuation contributions made by AXIS applicable to salaries charged to the Company.
(ii)	Includes share of cost of motor vehicle costs made by AXIS applicable to Messrs. Lee, Michael and Walker and accommodation for Mr Michael as charged to the Company.

The services of our Chief Executive Officer, Chief Financial Officer & Secretary, Executive General Manager and Project Manager are provided to us pursuant to a Service Agreement effective December 1, 2004 (the “Service Agreement”) by and between AXIS Consultants Pty Limited and ourselves.

Grants Of Plan-Based Awards In Fiscal 2011

There were no options granted to executive officers during fiscal 2011.

Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Been Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Joseph
Gutnick,	5,000,000	-	-	US$2.00	2/07/18	-	-	-	-
Chairman	2,250,000	-		US$1.00	9/19/16
of the
Board,
President
and CEO
Peter			-
Lee, CFO	787,500	-	-	US$0.444	9/19/16	-	-	-	-
and	787,500	-		US$1.00	9/19/16	-	-	-	-
Secretary	1,000,000	-		US$1.00	12/28/17	-	-	-	-
Craig
Michael,	150,000	-	-	US$0.444	9/10/17	-	-	-	-
Executive	150,000	-	-	US$1.00	9/10/17	-	-	-	-
General	1,250,000	-	-	US$1.00	12/28/17	-	-	-	-
Manager
Edward
Walker,	500,000	-	-	US$1.00	04/12/18	-	-	-	-
Project
Manager

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

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2011, information regarding options under our 2006 stock option plan, our only active plan.  The 2006 stock option plan has been approved by our stockholders. Outstanding options under this plan that are forfeited or cancelled will be available for future grants.  All of the options are for the purchases of our Common Stock.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available future issuance under equity compensation (excluding securities reflected in Column One)
Equity compensation plans approved by security holders	22,575,000	A$1.33	2,419,008
Equity compensation plans not approved by security holders	-	-	-

Director Compensation

Name	Fees Earned or Paid in Cash (A$)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total (A$)
David Tyrwhitt	64,000	-	-	-	-		64,000
Dr US Awasthi	60,000	-	-	-	-		60,000
Manish Gupta	62,000	-	-	-	-		62,000
Dr Allan Trench	66,000	-	-	-	-		66,000
Henry Herzog	60,000	-	-	-	-		60,000

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

The following table sets out, to the best of our knowledge, the numbers of shares in us beneficially owned as at March 15, 2012 by:

(i)	each of our present Executive Officers and Directors,

(ii)	each person (including any “group” as that term is defined in Section 13(d)(3) of the Securities Exchange Act) who beneficially owns more than 5% of our Common Stock, and

(iii)	all of our present Directors and officers as a group.

Title of Class	Name	Number of Shares Owned		Percentage of Shares (1)
Shares of Common Stock	Joseph and Stera Gutnick *	75,926,726	(2)(3)(4)(5)	32.49
Shares of Common Stock	David Tyrwhitt *	1,000,000	(6)	**
Shares of Common Stock	Manish Gupta	350,000	(8)	**
Shares of Common Stock	Allan Trench *	350,000	(9)	**
Shares of Common Stock	Henry Herzog *	1,234,940	(10)(11)	**
Shares of Common Stock	Peter Lee *	2,575,000	(12)	1.12
Shares of Common Stock	Craig Michael *	1,550,000	(13)	**
Shares of Common Stock	Edward Walker *	500,000	(14)	**

	All officers and Directors As a Group	83,486,666		34.73

Shares of Common Stock	Attara Fund Ltd. 767 Fifth Avenue – 12th Fl. New York, NY 10153	24,037,431	(15)	10.62

Shares of Common Stock	Kisan International Trading, FZE Emaar Business Park No.2, Office 562, Jebel Ali Dubai, UAE Post Box 261835	34,300,464	(16)	15.1

Shares of Common Stock	Soros Fund Management LLC 888 Seventh Avenue New York, NY 10106	23,431,180	(17)	10.35

*	unless otherwise indicated, the address for each person is C/- Legend International Holdings, Inc., Level 8, 580 St Kilda Road, Melbourne, Victoria 3004, Australia.
**	less than 1%

Notes relating to Item 13:

(1)	Based on 226,407,246 shares outstanding as of March 15, 2012.

(2)
Includes 48,775,476 shares of Common Stock owned by Renika Pty. Ltd., of both of which Mr Joseph Gutnick, Stera M. Gutnick and members of their family are officers, Directors and principal stockholders.

(3)	Includes shares issuable to Mr Joseph Gutnick upon exercise of 7,250,000 stock options which have vested.

(4)	Joseph Gutnick and Stera Gutnick are husband and wife.

(5)
Includes 19,901,250 shares of Common Stock owned by Chabad House of Caulfield Pty Ltd. (“Chabad House”), a private corporation that is the trustee of the Heichal Menachem Community Centre Fund, a charitable organization. Joseph Gutnick and Stera Gutnick are directors of Chabad House but disclaim any beneficial interest in the shares of Common Stock owned by Chabad House.

(6)	Include shares issuable to Mr Tyrwhitt upon exercise of 1,000,000 stock options which have vested.

(7)	[Intentionally Omitted.]

(8)	Includes shares issuable to Mr Gupta upon exercise of 350,000 stock options which have vested.

(9)	Includes shares issuable to Dr Trench upon exercise of 350,000 options which have vested.

(10)	Includes 884,940 shares of Common Stock owned by Riccalo Pty. Ltd., of which Mr Henry Herzog and members of his family are officers, Directors and principal stockholders.

(11)	Includes shares issuable to Mr Herzog upon exercise of 350,000 stock options which have vested.

(12)	Includes shares issuable to Mr Peter Lee upon exercise of 2,575,000 stock options which have vested.

(13)	Includes shares issuable to Mr Craig Michael upon exercise of 1,550,000 stock options which have vested.

(14)	Includes shares issuable to Mr Walker upon exercise of 500,000 stock options which have vested.

(15)	In accordance with a Schedule 13G dated February 14, 2012, Attara Capital L.P., Attara Fund Ltd and Mr David Slager may be deemed to be beneficial owners of the shares of Common Stock.

(16)	Includes 34,300,464 shares of common stock owned by Kisan International Trading, FZE, a subsidiary of Indian Farmers Fertilizer Cooperative Limited (“IFFCO”).

(17)
Based upon a Schedule 13G/A filed with the SEC on January 6, 2012:  Represents Shares held for the account of Quantum Partners LP, a Cayman Islands exempted limited duration company (“Quantum Partners”) Quantum EMEA Fund Ltd., a Cayman Islands exempted limited liability company (“Quantum EMEA”), and RS Capital Partners Ltd., a Cayman Islands exempted limited liability company (“RE Capital”).  Soros Fund Management LLC (“SFM LLC”) serves as principal investment manager to Quantum Partners, Quantum EMEA, and RS Capital.  As such, SFM LLC has been granted investment discretion over portfolio investments, including the Shares, held for the account of Quantum Partners, Quantum EMEA, and RS Capital.  George Soros serves as Chairman of SFM LLC, Robert Soros serves as Deputy Chairman of SFM LLC, and Jonathan Soros serves as President and Deputy Chairman of SFM LLC.

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

Legend holds a 9.09% interest in AXIS at a cost of A$1 and which is accounted for under the cost method and any profits generated by AXIS are returned to its shareholders in the form of dividends. The majority shareholder (72.73%) of AXIS is a third party independent of Legend Directors and management (J I Gutnick and his family or any of their private companies do not hold any shares in AXIS).

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

During the 2011 year, AXIS charged the Company A$5,939,000 in management fees including salaries incurred in relation to AXIS staff that provided services to the Company, A$7,228,000 for exploration services provided to the Company, interest of A$136,000, and provided advances of A$17,697,000. AXIS charged interest at a rate of 11.19% for 2011. The amount due from AXIS at December 31, 2011 was A$7,484,000 (September 2011: A$6,740,000). At December 31, 2011, management considered the recoverability of the amount owed by AXIS and, in accordance with the requirements of accounting standards, has provided a provision for doubtful receivable of $6,839,000. The net amount of A$645,000 is included under non-current assets - advances to affiliates.

During 2010, AXIS charged the Company A$7,003,000 in management fees including salaries incurred in relation to AXIS staff that provided services to the Company, A$7,599,000 for exploration services provided to the Company, interest of A$174,000, and provided advances of A$17,318,000. AXIS charged interest at a rate between 10.05% and 11.19% for 2010. The amount due from AXIS at December 31, 2010 was A$2,818,000, and is included in non-current assets – advances to affiliates.

During the 2011 year, Edinox Pty Ltd a company associated with Mr J I Gutnick, advanced the Company A$2,264,000. Under the terms of the agreement the advance is repayable on April 2, 2012 but maybe extended and Edinox charges interest at the rate of 6.32%. The Company has provided security in the form of properties owned by Legend for the advance. For 2011, Edinox charged the Company interest of A$31,000. At December 31, 2011 the Company owes Edinox A$2,295,000

The Company appointed Mr Mordechai Gutnick, as the Company’s General Manager, Business in December, 2007. Mr Gutnick is the son of Joseph Gutnick, the Company’s President and Chairman of the Board. Mr Mordechai Gutnick receives an annual salary paid via AXIS.  In addition, in December, 2007, Mr Mordechai Gutnick was granted 2,000,000 stock options.

During the 2011 year, the Company increased it investment in North Australian Diamonds Ltd (“NADL”) through on-market purchases on the Australian Securities Exchange. At December 31, 2011, the Company held 50.69% of the issued shares of NADL. The Company’s President and Chief Executive Officer, Executive General Manager and two of its independent Directors are Executive Chairman and Managing Director, and Directors respectively of NADL.  In addition, the Company’s President is a director and officer of Great Central Resources Corporation (“GCRC”). During Legend’s takeover bid for NADL in 2009, GCRC tendered 378,275,603 NADL shares to the Company for which it received A$3,058,660, or A$0.008 per share, which represented its cost of purchase for the NADL shares and was less than the A$0.015 per share purchase price paid to the non-affiliated shareholders of NADL.  All of the shares in GCRC are held in trust by Northern Raizel Pty Ltd., as trustee of a family trust for the benefit of members of the Company’s President’s family. The Company’s President is a director and a stockholder of Northern Raizel. The Company’s President did not take part in any material decision made by either the Company or NADL relating to the offer and/or the takeover bid.

During the 2009 year, the Company and NADL entered into a camp access agreement and airfield access agreement relating to the Merlin camp and airstrip to allow the Company to utilize these facilities. During the 2011 year, NADL charged the Company A$348,000 (2010: A$527,000) under the camp access agreement, and for other direct costs incurred on behalf of Legend. NADL was charged by the Company A$191,000 (2010: A$123,000) for direct costs incurred on behalf of NADL. The Company paid NADL A$227,000 (2010: A$381,000). At December 31, 2011, the amount due from NADL was A$45,000 and at December 31, 2010, the Company owed NADL A$25,000.

During the 2011 year, the Company took additional private placements of shares of common stock in Northern Capital Resources Corp (“NCRC”). At December 31, 2011, the Company held 31.50% of the shares of NCRC. The Company’s President and Chief Executive Officer and one of its independent Directors (Dr Tyrwhitt) are President and Chief Executive Officer and Director respectively of NCRC and certain companies with which the Company’s President is affiliated own approximately 39.85% of the outstanding shares of NCRC. The amount due from NCRC at December 31, 2011 was A$63,000 and is included under non-current assets – advances to affiliates.

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

Item 14.	Principal Accounting Fees and Services.

The following table shows the fees incurred for fiscal 2011 and 2010.

	2011 A$000s	2010 A$000s

Audit fees	186	212
Tax fees	21	33
Total	207	245

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Documents filed as part of the report.

(1)	All Financial Statements
Page

	Report of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheet	F-2
	Consolidated Statements of Operations	F-3
	Consolidated Statements of Stockholders’ Equity (Deficit)	F-4
	Consolidated Statements of Cash Flows	F-9
	Notes to Consolidated Financial Statements	F-10 - F-27

(2)	Financial Statements Schedule

All other schedules have been omitted because they are not applicable or not required, or because the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits

See Index to Exhibits at page 74 for a description of the exhibits filed as a part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorised.

LEGEND INTERNATIONAL HOLDINGS, INC.

(Registrant)

	By:	/s/ Peter Lee
Peter J Lee
Chief Financial Officer and Secretary

Dated: March 15, 2012

FORM 10-K Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature		Title	Date

1.	/s/ Joseph Gutnick	Chairman of the Board,
	Joseph Gutnick	President and Chief Executive
Officer (Principal Executive
		Officer) and Director	March 15, 2012

2.	/s/ David Tyrwhitt	Director	March 15, 2012
David Tyrwhitt

3.	/s/ Peter Lee	Chief Financial Officer and
	Peter Lee	Secretary (Principal Financial
		and Accounting Officer)	March 15, 2012

4.		Director	March 15, 2012
Manish Gupta

5.	/s/ Allan Trench	Director	March 15, 2012
Allan Trench

6.	/s/ Henry Herzog	Director	March 15, 2012
Henry Herzog

EXHIBIT INDEX

Incorporated by
Reference to:

Exhibit No.	Exhibit
1.1	Subscription Agreement (1)
3.1	Certificate of Incorporation (1)
3.2	Amended Certificate of Incorporation (2)
3.3	Bylaws (1)
3.4	Specimen Stock Certificate (1)
3.5	Amendment to Certificate of Incorporation dated December 5, 2007 (6)
3.6	Amendment to Certificate of Incorporation dated August 2, 2011 (14)
10.1	2006 Incentive Option Plan (3)
10.2	Contract for the Sale of Mining Tenements (4)
10.3	Subscription Agreement dated as of December 12, 2007 (6)
10.4	Agreement with Iron Duyfken Pty Limited dated November 2, 2007 (7)
10.5	Agreement with Ansett Resources & Industries Pty Ltd. dated November 7, 2007 (7)
10.6	Agreement with King Eagle Resources Pty Limited dated December 7, 2007 (8)
10.7	Form of Subscription Agreement for BMO Offering (9)
10.8	Agency Agreement dated as of June 3, 2008 (9)
10.9	Registration Rights Agreement dated as of June 3, 2008 (9)
10.10	Form of Broker Warrant (9)
10.11	Share Options agreement dated July 14, 2008 with Indian Farmers Fertilizer Cooperative Limited (IFFCO)(10)
10.12	Service Agreement with AXIS Consultants Pty Ltd dated February 25, 2005 (11)
10.13	US$ Aircraft Loan Facility Agreement (12)
10.14	Asset Sale Agreement dated February 7, 2012 between Legen International Holdings, Inc. and Paradise Phosphate Pty Ltd (13)
10.15	Service Deed dated February 7, 2012 between Legend International Holdings, Inc. and Paradise Phosphate Pty Ltd (13)
10.16
Convertible Note Agreement dated February 7, 2012 between Legend International Holdings, Inc., Paradise Phosphate Pty Ltd., and Australian Microcap Investments Pty Ltd. as trustee for Microcap Investment Trust 1 and Australian Microcap Investments Pty Ltd. as trustee for Microcap Investment Trust 2 (13)

10.17	Security Agreement dated February 7, 2012 between Legend International Holdings, Inc. and Acorn Capital Limited (13)
10.18	Mining Mortgage dated February 7, 2012 between Legend International Holdings, Inc. and Acorn Capital Limited (13)
10.19	Mining Mortgage dated February 7, 2012 between Paradise Phosphate Pty Ltd. and Acorn Capital Limited (13)

10.20	Share Mortgage dated February 7, 2012 between Legend International Holdings, Inc. and Acorn Capital Limited (13)
10.21	General Security Agreement dated February 7, 2012 between Paradise Phosphate Pty Ltd. and Acorn Capital Limited (13)
10.22
Security Trust Deed dated February 7, 2012 between legend International Holidngs, Inc., Paradise Phosphate Pty Ltd., Acorn Capital Limited, and Australian Microcap Investments Pty Ltd. as trustee for Microcap Investment Trust 1 and Australian Microcap Investments Pty Ltd. as trustee for Microcap Investment Trust 2 (13)

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
101
The following materials from the Legend International Holdings, Inc. Report on Form 10-K for the year ended December 31, 2011 formatted in Extensible Business Reporting Langage (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

#101.INS	XBRL Instance Document.
#101.SCH	XBRL Taxonomy Extension Schema Document.
#101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
#101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
#101.PRE	XBRL Taxonomy ExtensionPresenation Linkbase Document.
#101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

#           Filed herewith.  In accordance with Rule 406% of Regulation S-%, these interactive date files are deemd “not filed” for pusposes of section 18 of the Exchange Act, and otherwise are not subject to liability under that section.

Footnotes:

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form SB-2, filed on February 2, 2001, File No. 333-55116, and the amendments thereto.

(2)	Incorporated herein by reference to the Company’s current report on Form 8-K filed on March 21, 2003.

(3)	Incorporated herein by reference to the Appendix to the Company’s Proxy Statement filed on October 19, 2006.

(4)	Incorporated by reference to the Company’s current report on Form 8-K filed on March 10, 2006.

(5)	Filed herewith

(6)	Incorporated herein by reference to the Company’s Form 10-K filed on March 17, 2008

(7)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 28, 2007.

(8)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on December 28, 2007.

(9)	Incorporated herein by reference to the Company’s Post Effective Amendment No 1 Registration Statement on Form S-1 filed on July 18, 2008 (SEC File No. 333-145082).

(10)	Incorporated herein by reference to the Company’s current Report on Form 8-K filed on July 16, 2008.

(11)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on March 8, 2005.

(12)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 16, 2012.

(14)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011.

Consolidated Financial Statements for the years ended December 31, 2011 and 2010.

Legend International Holdings, Inc.
Audited Consolidated Financial Statements for the Company for the years ended December 31, 2011 and 2010.

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)

Consolidated Financial Statements

December 31, 2011 and 2010

(with Report of Independent Registered Public Accounting Firm)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Legend International Holdings, Inc

We have audited the accompanying consolidated balance sheet of Legend International Holdings, Inc (a Development Stage Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2009, 2010 and 2011 and the cumulative amounts from inception, January 5, 2001 through December 31, 2011. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Legend International Holdings, Inc. (a Development Stage Company) at December 31, 2011 and 2010, and the results of its operations and its cash flows for the periods indicated above in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in note 1, at December 31, 2011 the Company had not yet commenced revenue producing operations and had a retained deficit of A$146,507,000 (US$149,063,000). These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management’s plans in regard to these matters are also discussed in note 1.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2012 expressed an unqualified opinion thereon.

New York, NY	/s/ PKF O’Connor Davies
March 14, 2012	A Division of O’Connor Davies, LLP

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Balance Sheet
December 31, 2011

	2011 A$000s	2010 A$000s	Convenience Translation 2011 US$000s
ASSETS

Current Assets:
Cash	1,714	25,166	1,744
Receivables	478	1,165	486
Prepayments	132	913	134
Inventories	110	110	112
Other investments (note 11)	-	2,784	-
Marketable securities (note 11)	-	264	-
Total Current Assets	2,434	30,402	2,476

Non-Current Assets:
Property and equipment, net (note 3)	12,809	13,832	13,032
Investment in unconsolidated entities (note 7)	1,306	13,570	1,329
Other investments	200	200	204
Deposits (note 6)	1,154	1,176	1,174
Advances to affiliates (note 12)	708	3,039	720
Prepayments	27	37	28
Development costs (note 5)	1,682	-	1,711
Mineral rights (note 14)	15,493	16,892	15,763
Goodwill (note 13)	1,093	1,093	1,112
Total Non-Current Assets	34,472	49,839	35,073

Total Assets	36,906	80,241	37,549

LIABILITIES

Current Liabilities:
Accounts payable and accrued expenses	2,145	2,134	2,183
Advances from affiliates (note 12)	2,295	-	2,335
Current portion of long-term debt (note 15)	296	224	301
Lease liability (note 10)	283	455	288
Total Current Liabilities	5,019	2,813	5,107

Non Current Liabilities:
Reclamation and rehabilitation provision (note 9)	969	926	986
Long-term debt (note 15)	2,559	2,611	2,604
Lease liability (note 10)	197	254	200
Total Non Current Liabilities	3,725	3,791	3,790

Total Liabilities	8,744	6,604	8,897

Commitments and Contingencies (note 17)

Stockholders’ Equity (note 8)
Common stock: US$.001 par value, 400,000,000 and 300,000,000 shares authorised
226,407,246 and 226,399,674 shares issued and outstanding	275	275	280
Additional paid-in-capital	164,200	163,808	167,064
Accumulated other comprehensive loss	(1,063)	(1,926)	(1,082)
Retained (deficit) prior to exploration activities	(839)	(839)	(854)
Retained (deficit) during exploration period	(105,495)	(101,591)	(107,335)
Retained (deficit) during development period	(40,173)	-	(40,874)

Legend Stockholders’ Equity	16,905	59,727	17,199
Non-controlling interests	11,257	13,910	11,453

Total Equity	28,162	73,637	28,652

Total Liabilities and Equity	36,906	80,241	37,549

The accompanying notes are integral part of the consolidated financial statements.

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statements of Operations

	For the years Ended December 31			Convenience Translation	January 5, 2001 (Inception) to December 31,
	2009 A$000s	2010 A$000s	2011 A$000s	2011 US$000s	2011 A$000s
Revenues:

Sales	-	-	-	-	6
less cost of sales	-	-	-	-	(1)

Gross profit	-	-	-	-	5

Other income
Interest income – related entity (note 12)	82	174	136	139	441
Interest income – other	3,338	2,082	506	515	9,622
Other	403	682	591	601	1,683
Total other income	3,823	2,938	1,233	1,255	11,746

Costs and expenses:
Legal, professional and accounting	881	899	797	811	3,632
Exploration expenditure	25,609	25,705	14,860	15,119	83,898
Aircraft maintenance	1,015	587	934	950	2,815
Stock based compensation	4,260	1,728	452	460	12,772
Interest expense	65	61	292	297	563
Impairment of investment	-	-	-	-	327
Amortization of mineral rights	583	1,398	1,398	1,423	3,379
Administration expenses	8,217	10,400	7,805	7,940	37,832
Total costs and expenses	(40,630)	(40,778)	(26,538)	(27,000)	(145,218)

(Loss) from operations	(36,807)	(37,840)	(25,305)	(25,745)	(133,467)
Foreign currency exchange (loss)	(4,661)	(674)	(45)	(46)	(151)
Adjustment to fair value on stepped acquisition	2,201	-	-	-	2,201
Impairment of equity investment	-	-	(5,654)	(5,752)	(5,654)
Impairment of other investment	-	-	(719)	(732)	(719)
Allowance for doubtful receivable (note 12)	-	-	(6,839)	(6,958)	(6,839)
Realised gain(loss) on marketable securities	114	67	(66)	(67)	186
Loss on other investment	-	-	(371)	(378)	(371)
Loss from sale of property and equipment	-	-	(168)	(171)	(168)
Writeoff/writedown of assets	-	(245)	(34)	(35)	(279)

(Loss) before income taxes and equity in losses of unconsolidated entities	(39,153)	(38,692)	(39,201)	(39,884)	(145,261)
Provision for income taxes	-	-	-	-	-

(Loss) before equity in losses of unconsolidated entities	(39,153)	(38,692)	(39,201)	(39,884)	(145,261)
Equity in losses of unconsolidated entities (note 7)	(346)	(1,440)	(7,495)	(7,626)	(9,281)

Net (loss)	(39,499)	(40,132)	(46,696)	(47,510)	(154,542)

Net loss attributable to non-controlling interests	1,613	3,803	2,619	2,665	8,035

Net (loss) attributable to Legend stockholders	(37,886)	(36,329)	(44,077)	(44,845)	(146,507)

Basic and diluted loss per common shares	(0.17)	(0.16)	(0.19)	(0.20)	(1.35)

Weighted average number of common shares used in per share calculations (000s)	226,328	226,380	226,405	226,405	108,663

The accompanying notes are integral part of the consolidated financial statements.

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
for the period ended December 31, 2011

	Common Stock
	Shares 000s	Par Value A$000s	Additional Paid-In Capital A$000s	Accumulated Other Comprehensive Income (Loss) A$000s	Retained (Deficit) Prior to Exploration Activities A$000s	Retained (Deficit) During Exploration Period A$000s	Retained (Deficit) During Development Period A$000s	Non-Controlling Interests A$000s	Stockholders’ Equity (Deficit) A$000s
Balance, January 5, 2001	-	-	-	-	-	-	-	-	-
Shares issued to founder for organisation cost and services at US$0.05 per shares	4,298	5	119	-	-	-	-	-	124
Shares issued for services rendered at US$0.05 per share	146	-	4	-	-	-	-	-	4
Shares issued for cash	616	1	17	-	-	-	-	-	18
Net Loss	-	-	-	-	(131)	-	-	-	(131)
Balance, December 31, 2001	5,060	6	140	-	(131)	-	-	-	15
Shares issued for cash	225	-	6	-	-	-	-	-	6
Shares issued for officer’s compensation	11,250	15	148	-	-	-	-	-	163
Net Loss	-	-	-	-	(183)	-	-	-	(183)
Balance, December 31, 2002	16,535	21	294	-	(314)	-	-	-	1
Shares issued for services rendered at US$0.022 per share	5,026	7	139	-	-	-	-	-	146
Net Loss	-	-	-	-	(157)	-	-	-	(157)
Balance, December 31, 2003	21,561	28	433	-	(471)	-	-	-	(10)
Shares issued for services rendered at US$0.022 per share	2,005	3	55	-	-	-	-	-	58
Options issued for services	-	-	161	-	-	-	-	-	161
Loan forgiveness-former major shareholder	-	-	12	-	-	-	-	-	12
Net Loss	-	-	-	-	(235)	-	-	-	(235)
Balance, December 31, 2004	23,566	31	661	-	(706)	-	-	-	(14)

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
for the period ended December 31, 2011
 (continued)

	Common Stock
	Shares 000s	Par Value A$000s	Additional Paid-In Capital A$000s	Accumulated Other Comprehensive Income (Loss) A$000s	Retained (Deficit) Prior to Exploration Activities A$000s	Retained (Deficit) During Exploration Period A$000s	Retained (Deficit) During Development Period A$000s	Non-Controlling Interests A$000s	Stockholders’ Equity (Deficit) A$000s
Shares issued on cashless exercise of options	17,086	22	(22)	-	-	-	-	-	-
Net Loss	-	-	-	-	(75)	-	-	-	(75)
Balance, December 31, 2005	40,652	53	639	-	(781)	-	-	-	(89)
Shares issued on cashless exercise of options	72,281	93	(93)	-	-	-	-	-	-
Shares and options issued under settlement agreement	113	0	35	-	-	-	-	-	35
Shares issued for cash	12,757	17	3,855	-	-	-	-	-	3,872
Cost of share issues	-	-	(128)	-	-	-	-	-	(128)
Amortisation of options under stock option plan	-	-	115	-	-	-	-	-	115
Net unrealized gain on foreign exchange translation	-	-	-	38	-	-	-	-	38
Net Loss	-	-	-	-	(58)	(4,516)	-	-	(4,574)
Balance, December 31, 2006	125,803	163	4,423	38	(839)	(4,516)	-	-	(731)
Shares issued for cash	47,687	56	25,686	-	-	-	-	-	25,742
Cost of share issues	-	-	(1,675)	-	-	-	-	-	(1,675)
Shares issued for consulting fees	2,604	3	1,001	-	-	-	-	-	1,004
Shares issued on cashless exercise of options	75	-	-	-	-	-	-	-	-
Shares issued as a result of delay in lodgement of registration statement	200	-	364	-	-	-	-	-	364
Shares issued for part-settlement of the acquisition of rights to exploration licences under agreement	500	1	517	-	-	-	-	-	518

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
for the period ended December 31, 2011
 (continued)

	Common Stock
	Shares 000s	Par Value A$000s	Additional Paid-In Capital A$000s	Accumulated Other Comprehensive Income (Loss) A$000s	Retained (Deficit) Prior to Exploration Activities A$000s	Retained (Deficit) During Exploration Period A$000s	Retained (Deficit) During Development Period A$000s	Non-Controlling Interests A$000s	Stockholders’ Equity (Deficit) A$000s
Amortization of options under stock option plan	-	-	376	-	-	-	-	-	376
Net Loss	-	-	-	-	-	(8,638)	-	-	(8,638)
Balance, December 31, 2007	176,869	223	30,692	38	(839)	(13,154)	-	-	16,960
Shares issued for cash	42,000	44	109,984	-	-	-	-	-	110,028
Cost of share issues		-	(5,964)	-	-	-	-	-	(5,964)
Shares issued on cashless exercise of options	1,522	2	(2)	-	-	-	-	-	-
Shares issued on exercise of options	5,436	6	13,718	-	-	-	-	-	13,724
Shares issued for consulting fees	31	-	147	-	-	-	-	-	147
Shares issued under registration rights agreement	458	-	900	-	-	-	-	-	900
Amortization of options under stock option plan	-	-	5,186	-	-	-	-	-	5,186
Net Loss	-	-	-	-	-	(14,222)	-	-	(14,222)
Balance, December 31, 2008	226,316	275	154,661	38	(839)	(27,376)	-	-	126,759
Shares issued on exercise of options	18	-	3	-	-	-	-	-	3
Amortization of options under stock option plan	-	-	4,260	-	-	-	-	-	4,260
Net unrealized loss on foreign exchange translation	-	-	-	(427)	-	-	-	-	(427)
Net Loss attributable to Legend stockholders	-	-	-	-	-	(37,886)	-	-	(37,886)
Fair value of non-controlling interest	-	-	-	-	-	-	-	10,261	10,261

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
for the period ended December 31, 2011
 (continued)

	Common Stock
	Shares 000s	Par Value A$000s	Additional Paid-In Capital A$000s	Accumulated Other Comprehensive Income (Loss) A$000s	Retained (Deficit) Prior to Exploration Activities A$000s	Retained (Deficit) During Exploration Period A$000s	Retained (Deficit) During Development Period A$000s	Non-Controlling Interests A$000s	Stockholders’ Equity (Deficit) A$000s
Net change in controlling/non-controlling interest	-	-	4,842	-	-	-	-	8,700	13,542
Net loss attributable to non-controlling stockholders	-	-	-	-	-	-	-	(1,613)	(1,613)
Balance, December 31, 2009	226,334	275	163,766	(389)	(839)	(65,262)	-	17,348	114,899
Shares issued on cashless exercise of options	66	-	-	-	-	-	-	-	-
Amortization of options under stock option plan	-	-	1,728	-	-	-	-	-	1,728
Options issued for consulting fees	-	-	247	-	-	-	-	-	247
Net unrealized loss on foreign exchange translation	-	-	-	(1,537)	-	-	-	-	(1,537)
Net loss attributable to Legend stockholders	-	-	-	-	-	(36,329)	-	-	(36,329)
Adjustment due to purchase of additional shares in subsidiary	-	-	(2,705)	-	-	-	-	(1,327)	(4,032)
Adjustment due to issue of shares by subsidiary	-	-	772	-	-	-	-	1,692	2,464
Net loss attributable to non-controlling stockholders	-	-	-	-	-	-	-	(3,803)	(3,803)
Balance, December 31, 2010	226,400	275	163,808	(1,926)	(839)	(101,591)	-	13,910	73,637

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
for the period ended December 31, 2011
 (continued)

	Common Stock
	Shares 000s	Par Value A$000s	Additional Paid-In Capital A$000s	Accumulated Other Comprehensive Income (Loss) A$000s	Retained (Deficit) Prior to Exploration Activities A$000s	Retained (Deficit) During Exploration Period A$000s	Retained (Deficit) During Development Period A$000s	Non-Controlling Interests A$000s	Stockholders’ Equity (Deficit) A$000s
Shares issued on cashless exercise of options	7	-	-	-	-	-	-	-	-
Amortization of options under stock option plan	-	-	452	-	-	-	-	-	452
Net unrealized loss on foreign exchange translation	-	-	-	863	-	-	-	-	863
Net loss attributable to Legend stockholders	-	-	-	-	-	(3,904)	(40,173)	-	(44,077)
Adjustment due to purchase of additional shares in subsidiary	-	-	(60)	-	-	-	-	(34)	(94)
Net loss attributable to non-controlling stockholders	-	-	-	-	-	-	-	(2,619)	(2,619)
Balance, December 31, 2011	226,407	275	164,200	(1,063)	(839)	(105,495)	(40,173)	11,257	28,162

The accompanying notes are integral part of the consolidated financial statements.

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows

	For the years Ended December 31			Convenience Translation	January 5, 2001 (Inception) to December 31,
	2009 A$000s	2010 A$000s	2011 A$000s	2011 US$	2011 A$
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (Loss)	(39,499)	(40,132)	(46,696)	(47,510)	(154,542)

Adjustments to reconcile net (loss) to net cash(used) by operating activities:
Foreign currency exchange loss	4,661	674	45	46	151
Gain(loss) on marketable securities/other investments	(114)	(67)	437	445	185
Shares and Options issued for Stock Based Compensation
- Employees	4,260	1,728	452	460	12,772
- Consultants	-	247	-	-	778
- Exploration agreement	-	-	-	-	518
- Registration payment arrangements	-	-	-	-	1,265
Provision for reclamation and remediation	92	628	44	45	970
Loss(gain) on sale of property and equipment	(17)	-	168	171	151
Writedown/writeoff of assets	-	245	34	35	279
Depreciation and amortization	847	2,946	4,052	4,123	8,395
Adjustment to fair value on stepped acquisition	(2,201)	-	-	-	(2,201)
Equity accounting loss	346	1,440	7,495	7,626	9,281
Impairment of equity investment	-	-	5,654	5,752	5,654
Impairment of other investment	-	-	719	732	719
Allowance for doubtful receivable	-	-	6,839	6,956	6,839
Interest receivable	(82)	(139)	(139)	(141)	(409)
Accrued interest added to principal	-	-	31	31	68
Net Change in:
Receivables	881	1,125	664	676	(780)
Prepayments and deposits	(1,130)	(100)	804	818	(1,632)
Inventories	(162)	144	-	-	(110)
Accounts payable and accrued expenses	1,608	(2,252)	11	11	1,619
Net Cash (Used) by Operating Activities	(30,510)	(33,513)	(19,386)	(19,724)	(110,030)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of marketable securities/other investments	1,272	.	1,933	1,967	3,205
Investment in marketable securities	(377)	(197)	-	-	(1,284)
Investment in equity accounted investments	(13,082)	(6,194)	(23)	(23)	(19,299)
Acquisition of subsidiary	-	-	-	-	(327)
Investment in consolidated entity	(9,198)	(4,033)	(148)	(151)	(13,379)
Additions to property and equipment	(3,356)	(6,427)	(1,912)	(1,945)	(16,490)
Additions to mine development costs	-	-	(1,682)	(1,711)	(1,682)
Proceeds from sale of property and equipment	110	-	215	219	325
Net Cash (Used) In Investing Activities	(24,631)	(16,851)	(1,617)	(1,644)	(48,931)

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances (to) from affiliates	-	(2,935)	(2,098)	(2,135)	(5,011)
Repayment of convertible debenture	-	-	-	-	(130)
Repayment of shareholder advance	-	-	-	-	(1)
Repayment under finance leases	(354)	(403)	(381)	(388)	(1,138)
Proceeds from convertible debenture payable	-		-	-	130
Proceeds from loans	-	2,939	301	306	3,240
Repayment of long term debt	-	-	(290)	(295)	(290)
Shareholder advance	-	-	-	-	7
Proceeds from issuance of stock	3	-	-	-	153,392
Proceeds from issuance of stock by controlled entity	13,542	2,607	53	54	16,202
Cost of share issues	-	(142)	-	-	(7,268)
Net Cash Provided/(Used) by Financing Activities	13,191	2,066	(2,415)	(2,458)	159,133

Effect of exchange rate changes on cash	(4,661)	798	(34)	(35)	1,542

Net increase (decrease) in cash	(46,611)	(47,500)	(23,452)	(23,861)	1,714

Cash at beginning of period	119,277	72,666	25,166	25,605	-

Cash at end of period	72,666	25,166	1,714	1,744	1,714

Supplemental Disclosures:
Cash paid for interest	64	48	268	273	447
Cash paid for income taxes	-	-	-	-	-
Stock and options issued for services	-	247	-	-	1,843
Accrued interest and stockholder advances charged to paid in capital	-	-	-	-	13
Stock issued for exploration agreement	-	-	-	-	518
Stock issued for registration payment arrangement	-	-	-	-	1,265
Equipment obtained through a capital lease	-	472	243	247	1,450
Capital lease obligation for exploration costs	-	-	-	-	4,189
Interest in relation to capital lease for exploration costs	-	-	-	-	42
Fair value of warrants in connection with issuance of capital stock	-	-	-	-	1,331

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

During the economic downturn of 2008, Legend also decided that part of the Company’s strategy should be to invest into undervalued mining projects should opportunities arise. This investment would not detract from Legend’s primary goal of developing the Phosphate Project and had the aim of diversifying interests to dilute the effect of identified potential project risks.  This was seen as necessary by the Company due to the obviously volatile and unpredictable nature of the commodity markets at the time. Some of these investments included taking a major stake in North Australian Diamonds Ltd (NADL) which controls the Merlin Diamond Mine and includes NADL’s current 31.14% interest in Top End Uranium Ltd and an investment in Northern Capital Resources Corporation which controls gold and zinc assets in Nova Scotia, Canada. These are outlined in further detail below.

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

The Company has historically funded its activities from funds provided by capital raising through the issuance of its shares and from advances from affiliated entities. The Company has in place a planning and budgeting process to help determine the funds required to support the Company's operating requirements and its exploration and development plans. Based on this process and the amount of the Company's cash and other current assets as of December 31, 2011, management believes that the Company has sufficient operating liquidity to sustain its activities through 2012. However, as the Company has not yet generated income producing activities, it will continue to seek opportunities to raise additional funds from capital raising efforts through the issuance of its shares, funding from affiliated entities as may be available, debt facilities and other financing arrangements until such time as the Company can commence revenue producing activities.

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

The financial statements presented herein have been prepared on a consolidated basis to include the accounts of Legend, its majority owned subsidiary NADL and its wholly owned subsidiaries Teutonic Minerals Pty Ltd, and Alexya Pty Ltd. All intercompany balances and transactions have been eliminated in consolidation.

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

Other than the arrangements noted above, the Company has not confirmed any other arrangement for ongoing funding.  The Company’s ability to continue operations through fiscal 2012 is dependent upon future funding from capital raisings, or its ability to commence revenue producing operations and positive cash flows.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements, under ASC No. 820-10. The update requires new disclosures about significant transfers in and out of Level 1 and Level 2 fair value measurements. ASU No. 2010-06 also clarifies disclosures required about inputs, valuation techniques and the level of disaggregation applied to each class of assets and liabilities. These updates are effective for interim and annual reporting periods beginning after December 15, 2010. These amendments have no material impact on the Company’s financial results given that they relate to disclosure and presentation only.

In December 2010, the FASB issued ASU No 2010-28 which amends “Intangibles- Goodwill and Other” (Topic 350). The ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting entities, they are required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. An entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance in Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 is effective for fiscal years, and interim periods within those years beginning after December 15, 2010. The adoption of this ASU requires management to further analyze and evaluate goodwill for impairment on a periodic basis.

In May 2011, FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The amendments in this Update generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This Update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company does not expect this guidance to have a significant impact on our consolidated financial position, results of operations or cash flows.

In June 2011, FASB issued ASU No. 2011-05, Comprehensive Income — Presentation of Comprehensive Income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. It requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect this guidance to have a significant impact on our consolidated financial position, results of operations or cash flows.

In September 2011, FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. This ASU is intended to simplify how entities test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not expect this guidance to have a significant impact on our consolidated financial position, results of operations or cash flows.

In December 2011, FASB issued ASU No. 2011-11, Balance Sheet — Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments and will be applied retrospectively for all comparative periods presented. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not expect this guidance to have a significant impact on our consolidated financial position, results of operations or cash flows.

3.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of preparation

The accompanying consolidated statements are prepared in accordance with accounting principles generally accepted in the United States of America (“USGAAP”).

Mineral Property Acquisition, Exploration Costs, Development Costs and Amortization of Mineral Rights

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. As a result of establishing the Paradise South phosphate reserve estimate after it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves, further exploration costs and development costs incurred after such determination will be capitalized. The establishment of proven and probable reserves is based on results of final feasibility studies which indicate whether a property is economically feasible. Upon commencement of commercial production, capitalized costs will be transferred to the appropriate asset category and amortized over their estimated useful lives. Capitalized costs, net of salvage values, relating to a deposit which is abandoned or considered uneconomic for the foreseeable future, will be written off. Mineral rights are amortized over their estimated useful lives being the Company’s estimated rights to tenure.

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

Comprehensive Income (Loss)

The Company follows ASC Topic 220 “Comprehensive Income” (“ASC 220”). ASC 220 requires a company to report comprehensive profit (loss) and its components in a full set of financial statements. Comprehensive income profit/(loss) is the change in equity during a period from transactions and other events and circumstances from non-owner sources such as unrealized gains (losses) on foreign currency translation adjustments. Changes in unrealized foreign currency translation adjustments during fiscal 2009, 2010 and 2011 amounted to A$427,000, A$1,537,000 and A$863,000 respectively. Accordingly, the Company’s comprehensive (loss) for the years ended December 31, 2009, 2010 and 2011 amounted to A$(39,926,000), A$(41,669,000) and A$(45,833,000) respectively.

Comprehensive loss attributable to Legend shareholders for the years ended December 31, 2009, 2010 and 2011 amounted to A$(38,313,000), A$(37,866,000) and A$(43,214,000).

Inventories

Materials and Supplies

Materials and supplies are valued at the lower of average cost or net realizable value.

Loss per Share

The Company follows the FASB ASC Topic 260 “Earnings per Share” provisions which require the reporting of both basic and diluted loss per share. Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Anti-dilutive effects on net loss per share are excluded.

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

		At December 31, 2011			At December 31, 2010
	Depreciable Life (in years)	Cost A$000s	Accumulated Depreciation A$000s	Net Book Value A$000s	Cost A$000s	Accumulated Depreciation A$000s	Net Book Value A$000s
Land		1,101	-	1,101	1,101	-	1,101
Buildings	40	2,978	(195)	2,783	2,978	(119)	2,859
Leasehold Improvements	1-2	267	(102)	165	325	(81)	244
Motor Vehicles	5	1,615	(806)	809	1,476	(492)	984
Equipment	1-10	4,343	(1,482)	2,861	3,230	(690)	2,540
Aircraft	5	4,237	(330)	3,907	4,671	(606)	4,065
Construction in Progress		1,183	-	1,183	2,039	-	2,039
		15,724	(2,915)	12,809	15,820	(1,988)	13,832

The depreciation expense for the year ended December 31, 2011 amounted to A$1,715,000 (US$1,745,000) and for the year ended December 31, 2010 amounted to A$1,262,000. Accumulated depreciation on assets written off and/or disposed of for the year ended December 31, 2011 was A$788,000 (US$802,000) and for the year ended December 31, 2010 was A$223,000. Net book value of assets sold/written off for the year ended December 31, 2011 amounted to A$418,000 (US$425,000) (2010: A$82,000). The amount written off from construction in progress for the year ended December 31, 2011 was A$940,000 (US$956,000) (2010: A$nil).

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

Noncontrolling Interests

The Company follows the ASC guidance for accounting and reporting noncontrolling interests was updated to establish accounting and reporting standards pertaining to: (i) ownership interests in subsidiaries held by parties other than the parent (“noncontrolling interests”), (ii) the amount of net income attributable to the parent and to the noncontrolling interests, (iii) changes in a parent’s ownership interest, and (iv) the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. If a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary is measured at fair value and a gain or loss is recognized in net income based on such fair value. For presentation and disclosure purposes, the guidance requires noncontrolling interests to be classified as a separate component of equity. Noncontrolling interests reflect third parties ownership interest in entities that are consolidated as less than 100% owned.

Noncontrolling interest at December 31, 2011 and 2010 amounted to approximately A$11,257,000 and A13,910,000 respectively represents approximately 49% in NADL shareholding.

Fair Value of Financial Instruments

ASC Topic 825 “Financial Instruments” requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The Company’s financial instruments include cash, receivables, marketable securities, other investments, advances due from affiliates (included in receivables, see note 11), accounts payable and accrued expenses. The carrying amounts of cash, receivables,  accounts payable and accrued expenses approximate their respective fair values due to the short term maturities of these instruments. The fair value of advances due from affiliates are not practicable to estimate as no similar market exists for these instruments and as it does not have a specified date of repayment. The carrying amounts of marketable securities comprised of shares are measured at fair value based on unadjusted quoted market prices that are available in active markets as of the reporting date.

The Company’s other financial instruments consists of long-term debt, including current portion. The fair value of the Company’s fixed rate debt based on market prices as of December 31, 2011 was A$2,855,000 (US$2,905,000), based on current interest rates available to us for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying values of these obligations, for each period presented, approximate fair value.

Cash Equivalents

Legend considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.  For the periods presented there were no cash equivalents.

Federal Income Tax

ASC Topic 740 requires the company to recognise, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. Additionally for tax positions to qualify for deferred tax benefit recognition. The position must have at least “more than likely not” chance of being sustained upon challenge by the respective taxing authorities, and whether or not it meets that criteria is a matter of significant judgement. The Company believes that it does not have any uncertain tax positions that would require the recording or disclosure of a potential tax liability.

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

Foreign Currency Translation

The Company’s functional and reporting currency is the Australian dollar.  Revenue and expenses incurred in a currency other than the reporting currency, Australian dollars are translated at the date incurred or invoiced. Assets and liabilities are re-valued at the period end exchange rate where appropriate. Gains or losses from foreign currency transactions are included in the results of operations. Foreign currency exchange gain/loss in 2011 and 2010 is primarily as a result of the translation of cash maintained in US banking institutions to A$ and amounted to a loss of A$45,000 (US$46,000) in 2011 and a loss of A$674,000 in 2010.

Goods and Services Tax (“GST”)

Revenues, expenses and assets generated in Australia are subject to Australian GST which requires the supplier to add a 10% GST to predominately all expenses and the cost of assets and for the Company to include a 10% GST to the selling price of a product. Revenues, expenses and assets are recognized net of the amount of GST except where the GST incurred on a purchase of goods and services is not recoverable from the taxation authority, in which case the GST is recognized as part of the cost of acquisition of the assets or as part of the expense item as applicable, and receivables and payables are stated with the amount of GST included. The net amount of GST recoverable from, or payable to, the taxation authority is included as part of receivables or payables in the balance sheet. Cash flows are included in the cash flow statement on a gross basis and the GST component of cash flows arising from investing and financing activities which is recoverable from, or payable to, the taxation authority are classified as operating cash flows. Commitments and contingencies are disclosed net of the amount of GST recoverable from, or payable to, the taxation authority.

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

Lease Liability

Leases meeting certain criteria are accounted for as a capital lease. Imputed interest is charged against income. The capitalised value of the assets is depreciated over the estimated useful lives. The Company has entered into leasing agreements of two and three year terms for motor vehicles. Obligations under capital lease are reduced by the rental payments net of imputed interest. All other leases are treated as operating leases.

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

Convenience Translation to US$

The consolidated financial statements as of and for the year ended December 31, 2011 have been translated into United States dollars using the rate of exchange of the United States dollar at December 31, 2011 (A$1.00=US$1.01744). The translation was made solely for the convenience of readers in the United States.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain estimates used by management are susceptible to changes. Management believes that, as of December 31, 2011 and 2010, the estimates used were adequate based on the information currently available.

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

The Company held in interest bearing cash accounts at December 31, 2011, A$1,714,000 (US$1,744,000) including A$800 (US$800) held in US dollars in Australian banking institutions and A$300 (US$300) in other banking institutions.

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

During the year ended December 31, 2011, A$1,682,000 of costs incurred on the Paradise South phosphate project in the process of preparing the mineral deposit for extraction were capitalized and included in development costs.

6.	DEPOSITS

Deposits held by the Company consist of:

	December 31
	2011 A$000s	2010 A$000s

Term Deposit as security for a Banker’s Undertaking	299	258
Other	148	230
Cash deposits provided to Government Departments for the purpose of guaranteeing the Company’s performance in accordance with mining law	707	688
	1,154	1,176

7.	INVESTMENTS/SUBSIDIARIES

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

On May 12, 2009, the Company made an on market takeover offer for all of the shares in NADL, an Australian corporation (see note 1). The takeover offer concluded on August 6, 2009 with an additional investment of approximately A$11,600,000. Since August 2011, the Company has continued to acquire shares and maintain a controlling interest in NADL. At December 31, 2010, the Company’s holding in NADL was 50.40%. During the 2011 year, the Company purchased an additional 495,088 shares, increasing its holding in NADL to 50.69% at December 31, 2011. The cost to the Company was $148,000. As such, the Company recorded adjustments to the Company’s additional paid-in capital and non-controlling interest accounts related to these transactions which are reflected in the accompanying Statements of Stockholders’ Equity (Deficit) during fiscal 2011. Since December 31, 2011, third party holders of options in NADL have exercised options and as a result, at February 29, 2012, the Company’s current holding in NADL is 49.142% (See note 18).

The amount of other income of NADL for the year ended December 31, 2011 included in the Consolidated Statement of Operations is A$844,000 and the amount of loss is A$4,832,000 including exploration expenditure expensed of A$4,384,000.

Teutonic Minerals Pty Ltd

On February 27, 2008, the Company entered into a Share Sale Agreement whereby the Company agreed to purchase all of the issued and outstanding shares of Teutonic Minerals Pty Ltd. As a result, Teutonic became a subsidiary of the Company from that date. Teutonic held an application for a mineral licence over phosphate in the Georgina Basin in the State of Queensland, Australia. The consideration payable to the vendors was A$300,000, and the Company granted the vendors a 1% gross revenue royalty from production from the mineral licence and incurred legal costs of A$26,526. The mineral licence application held by Teutonic was withdrawn on March 17, 2008 and replaced by a mineral application lodged by the Company. Teutonic had no other assets or liabilities. As at December 31, 2008 the net assets and liabilities acquired by the Company had no value. At December 31, 2011, 2010 and 2009, the financial position and results of operations of Teutonic were not material.

Alexya Pty Ltd

On October 22, 2010, the Company incorporated a wholly owned Australian subsidiary, Alexya Pty Ltd (“Alexya”) to hold a certain asset and liability which has been consolidated in the accompanying financial statements. The amount of revenue of Alexya for the year ended December 31, 2011 included in the Consolidated Statement of Operation is A$nil and the amount of loss is A$1,201,000

The Company also has the following wholly owned inactive subsidiaries:

●	Legend International Holdings Limited
●	Legend Diamonds Pty Ltd
●	Paradise Phosphate Pty Ltd

Equity Investments

Northern Capital Resources Corp

In 2009, Legend took a private placement from Northern Capital Resources Corporation (“NCRC”), a Nevada Corporation. NCRC holds a majority interest in Golden River Resources Corporation (“GRR”) listed on the OTCBB and GRR holds a 71.52% interest in TSX listed Acadian Mining Corporation (“Acadian”), which has significant gold and base metal interests in Canada. Since December 31, 2011, GRR has sold 19.9% of Acadian and now holds a 52% interest. At December 31, 2010, the Company held 70,275,851 issued and outstanding shares in NCRC at a cost of A$15,873,157. The Company increased its interest in NCRC from 31.46% at December 31, 2010 to 31.50% at December 31, 2011. The Company has accounted for the investment in NCRC using the equity method. At December 31, 2011 and 2010, the carrying value of the investment was A$595,000 and A$12,500,000 respectively. For the year ended December 31, 2011 and 2010, the Company recorded an equity loss in NCRC of A$7,133,000 and A$1,232,000 respectively. At December 2011, the Company made an assessment of the carrying value of the investment in NCRC and concluded that it needed to impair the carrying value. This assessment took into account the net asset position of NCRC following NCRC impairing an investment in a subsidiary which includes a writedown of the mineral rights in 2011 and a decline in the market capitalisation of NCRC’s subsidiary. As a result, the Company impaired the carrying value of the investment and has recorded an impairment of equity investment of A$5,654,000 in the Company’s consolidated statement of operations.

The Chairman of the Board and Chief Executive Officer of the Company, is also the Chairman of the Board and Chief Executive Officer of NCRC and certain companies with which Mr Gutnick is associated own approximately 35.62% of the outstanding common stock of NCRC. Mr JI Gutnick is one of six directors (four of the directors are independent of NCRC) of the Company.

At December 31, 2011, the investment in the unconsolidated subsidiary is accounted for under the equity method as the Company has significant influence over NCRC.

The following table presents summary unaudited financial information for NCRC. Such summary financial information has been provided herein based upon the individual significance of this unconsolidated equity investment to the consolidated financial information of the Company:

	December 2010 A$000s	December 2011 A$000s

Current assets	919	958
Non- current assets	49,855	7,124
Total assets	50,774	8,082
Current liabilities	4,599	615
Non-current liabilities	6,265	1,249
Total liabilities	10,864	1,864
Total shareholders’ equity	39,910	6,218
Noncontrolling interest	(1,538)	(4,331)
Shareholder equity attributable to NCRC	38,372	1,887
Net profit/(loss)	(4,678)	(22,673)

The difference between the carrying value of this equity investment and the Company’s share of underlying equity in the net assets of the investee at December 31, 2011 amounts to approximately A$nil.

Top End Uranium Ltd

The Company, through its investment in NADL, increased its interest from 31.06% at December 31, 2010 in Top End Uranium Ltd (“TEU”) to a 31.14% interest, which has a carrying value of A$711,000 and A$1,070,000 at December 31, 2011 and 2010 respectively. NADL purchased 50,000 ordinary shares at a cost of A$3,600 during the year ended December 31, 2011. NADL accounts for the investment in TEU using the equity method, For the year ended December 31, 2011 and 2010, the Company recorded equity loss in TEU of A$362,000 and A$208,000 respectively.

At December 31, 2011, the investment in the unconsolidated subsidiary is accounted for under the equity method as the Company via its subsidiary NADL has significant influence over TEU.

The following table presents summary unaudited financial information for TEU. Such summary financial information has been provided herein based upon the individual significance of this unconsolidated equity investment to the consolidated financial information of the Company:

	December 2010 A$000s	December 2011 A$000s

Current assets	4,728	3,618
Non- current assets	12	8
Total assets	4,740	3,626
Current liabilities	128	180
Total liabilities	128	180
Total shareholders’ equity	4,611	3,446
Net profit/(loss)	(731)	(1,166)

The difference between the carrying value of this equity investment and the Company’s share of the underlying equity in the net assets of the investee at December 31, 2011 was in the excess of the carrying value of this equity investment by approximately $360,000.

8.	STOCKHOLDERS EQUITY

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

Between January 1, 2010 and December 31, 2010, Legend issued 1,000,000 options with an exercise price of US$1.00 and expiring on September 1, 2014 for consulting fees amounting to A$247,000 (US$220,000).

Between January 1, 2011 and December 31, 2011, an additional 9,000 options were exercised using the cashless exercise feature and the Company issued 7,572 shares of common stock.

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

	For the year ended December 31, 2011	For the year ended December 31, 2010
Weighted Average Volatility	70%	70%
Dividend Yield	-	-
Expected term (years)	5.5 – 6.5	5.5 – 6.5
Risk-free rate	1.91%	1.91%

A summary of option activity under the Plan as of December 31, 2011, and changes since December 2006 is presented below:

Options	Shares 000s	Weighted-Average Exercise Price
Balance, December 31, 2006	8,100	$0.83
Granted	6,250	$0.93
Exercised	-	-
Forfeited and expired	(1,763)	$0.72
Balance, December 31, 2007	12,587	$0.79
Granted	11,000	$1.79
Exercised	-	-
Forfeited and expired	(1,125)	$0.98
Balance, December 31, 2008	22,462	$1.19
Granted	1,900	$1.00
Exercised	-	-
Forfeited and expired	(675)	$1.00
Balance, December 31, 2009	23,687	$1.30
Granted	500	$1.00
Exercised	(333)	$0.83
Forfeited and expired	(979)	$0.97
Balance, December 31, 2010	22,875	$1.32
Granted	-	-
Exercised	-	-
Forfeited and expired	(300)	$1.00
Balance, December 31, 2011	22,575	$1.33
Options exercisable at December 31, 2011	21,142	$1.35

At the time of an issue of options, management assess the forfeiture rate to be used for the issue based on historical experience and management’s view on the likelihood that the individual will continue employment to the end of the vesting period. The forfeiture rates vary between 33.3% and 100%.

 For the year ended December 31, 2011, stock-based compensation expense relating to stock options was A$452,000 (US$460,000). No income tax benefit was recognized in the year ended December 31, 2011 for stock-based compensation arrangements because of the valuation allowance. As at December 31, 2011, there was A$44,000 (US$42,000) of unrecognized compensation cost, before income taxes, related to unvested stock options.

	Options Outstanding			Options Exercisable
Exercise Prices US$	Number Outstanding 000s	Weighted Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Number Exercisable 000s	Weighted Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price
$0.444	1,856	4.86		1,856	4.86
$1.000	13,819	5.91		12,386	5.73
$2.000	5,900	6.18		5,900	6.18
$3.480	1,000	6.53		1,000	6.53
	22,575	5.92	$1.33	21,142	5.82	$1.35

The aggregate intrinsic value of outstanding stock options at December 31, 2011 was US$nil and the aggregate intrinsic value of exercisable stock options was US$nil. For the year ended December 31, 2011 the aggregate intrinsic value of exercised options was US$nil (2010: US$63,000).

North Australian Diamonds Limited

Options

The number of options outstanding over unissued ordinary shares at December 31, 2011 is 3,656,000. The unlisted options are exercisable by payment of 0.16 cents each on or before February 10, 2012. Option holders are not entitled to participate in any share issue of the Company or any other body corporate and have no voting rights at shareholder meetings. During 2011, 344,000 options were exercised at A$0.16 and NADL issued 344,000 shares for net consideration of A$53,302. Subsequently to December 31, 2011 all options were exercised and 3,656,000 shares issued (see note 18). In February 2011, NADL consolidated its outstanding common shares on the basis of one post-consolidated share for every twenty pre-consolidated shares as approved by NADL shareholders.

Directors, Officers and other Permitted Persons Option Plan

On July 23, 2004, the shareholders of NADL approved the establishment of the North Australian Diamonds Limited Directors, Officers and other Permitted Persons Option Plan. All eligible directors, officers and employees, and consultants of the Company who have been continuously employed by the Company are eligible to participate in the Plan. The Plan allows the Company to issue free options to eligible persons. The options can be granted free of charge and are exercisable at a fixed price calculated in accordance with the Plan. Options granted under the Plan carry no voting rights. At December 31, 2011, no options in respect of this plan are on issue.

No options in respect of this plan are in issue.

9.	RECLAMATION AND REHABILITATION

	December 31, 2011 A$000s	December 31, 2010 A$000s
Balance January 1	926	936
Increase as a result of rehabilitation requirement on exploration undertaken during year	169	67
Decrease as a result of rehabilitation performed during the year	(126)	(77)
Closing balance December 31	969	926

The Company’s exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. The Company conducts its operations so as to protect the environment and believes its operations are in compliance with applicable laws and regulations in all material respects. The Company has made, and expects to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures. Estimated future rehabilitation costs are based principally on legal and regulatory requirements.

10.	LEASE LIABILITY

A$000s
The Company entered into capital finance lease agreements for motor vehicles. The leases are non-cancellable and require total monthly repayments of A$26,000 (2010: A$42,000) and expire at various dates from 2012 to 2014. Future minimum payments due for the remaining term of the leases as of December 31, 2011 are as follows:

2012	315
2013	162
2014	45
522
Less amounts representing interest	42
480

Current liability	283
Non-current liability	197
480
At December 31, 2011, the net book value of the motor vehicles under capital leases amounts to:	707

11.	MARKETABLE SECURITIES/OTHER INVESTMENTS

Management determines the appropriate classification of its investments in marketable securities at the time of purchase and re-evaluates such determinations at each reporting date. The Company accounts for its marketable securities in accordance with FASB issued guidance now codified as ASC Topic 320, “Investments – Debt and Equity Securities” (“ASC 320”).

Marketable Securities

During 2011, the Company sold the marketable securities held in companies in the phosphate industry that were listed on a US stock exchange and Australian Securities Exchange. The cost of the investments was A$237,000 and net realised loss was A$66,000.

Other Investments

During December 2009, the Company invested A$2,784,000 in exchange for shares in a Fund that purchases shares in companies quoted on international stock exchanges. The fair value of the equity security is not readily determinable from published information. The Company accounts for these investments at cost and reviews the carrying amount for impairment at each balance sheet date. During 2011, the Company redeemed the investment and at December 31, 2011, had received A$1,695,000 (US$1,724,000) and recognised an exchange loss as at December 31, 2011 of A$371,000 (US$378,000). The Company has assessed the current net asset value of the investment from information provided by the Fund Manager and determined that a provision for impairment is appropriate at December 31, 2011 of A$719,000 (US$732,000) (2010:A$nil).

12.	AFFILIATE TRANSACTIONS

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

Legend holds a 9.09% interest in AXIS at a cost of A$1 and which is accounted for under the cost method. The majority shareholder (72.73%) of AXIS is a third party independent of Legend Directors and management. J I Gutnick and his family or any of their private companies do not hold any shares in AXIS.

During 2011, AXIS charged the Company A$5,939,000 for management and administration services and A$7,228,000 for exploration services. The Company paid A$17,697,000 for 2011 charges and funding advances. The amount owed by AXIS at December 31, 2011 was A$7,484,000 (September 2011: A$6,740,000). For 2011, the Company charged AXIS interest of A$136,000 at a rate of 11.19%. At December 31, 2011, management considered the recoverability of the amount owed by AXIS and in accordance with the requirements of accounting standards and has provided a provision for doubtful receivable of A$6,839,000. The net amount of A$645,000 is included under non-current assets - advances to affiliates.

During 2010, AXIS charged the Company A$7,003,000 for management and administration services and A$7,599,000 for exploration services. The Company paid A$17,318,000 for 2010 charges and funding advances. AXIS made repayments of A$14,602,000 during 2010. The amount owed by AXIS at December 31, 2010 under non-current assets – advances to affiliates was A$2,818,000. For 2010, the Company charged AXIS interest of A$174,000 at a rate between 10.05% and 11.19%

During the 2009 year, the Company invested in North Australian Diamonds Ltd (“NADL”) through on-market purchases on ASX and through a takeover offer. At December 31, 2011, the Company held 50.69% of the issued shares of NADL (2010: 50.40%). The Company’s President and Chief Executive Officer, Executive General Manager and one of its independent Directors are Executive Chairman and Managing Director, and Directors respectively of NADL.

During the 2009 year, the Company and NADL entered into a camp access agreement and airfield access agreement relating to the Merlin camp and airstrip to allow the Company to utilize these facilities. During the 2011 year, NADL charged the Company A$348,000 (2010: A$527,000) under the camp access agreement, and for other direct costs incurred on behalf of Legend. NADL was charged by the Company A$191,000 (2010: A$123,000) for direct costs incurred on behalf of NADL. The Company paid NADL A$227,000 (2010: A$381,000) At December 31, 2011, the amount due from NADL was A$45,000 and at December 31, 2010, the Company owed NADL A$25,000.

During the 2010 and 2011 years, the Company took a private placement of shares of common stock in Northern Capital Resources Corp (“NCRC”). At December 31, 2011, the Company held 31.50% of the shares of NCRC (2010: 31.46%). The Company’s President and Chief Executive Officer and one of its independent Directors are President and Chief Executive Officer and Director respectively of NCRC. The amount owed by NCRC at December 31, 2011 included under non-current assets – advances to affiliates was A$63,000.

During the 2011 year, Edinox Pty Ltd (“Edinox”), a company associated with Mr J I Gutnick, advanced the Company A$2,264,000. Under the terms of the agreement the advance is repayable on April 2, 2012 but maybe extended and Edinox charges interest at the rate of 6.32%. The Company has provided security in the form of properties owned by Legend for the advance. For 2011, Edinox charged the Company interest of A$31,000. At December 31, 2011, the Company owes Edinox A$2,295,000.

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

Mineral rights were recorded upon the acquisition of NADL during 2009 based upon an independent expert’s report prepared for NADL as part of its Target’s Statement to respond to the on market takeover offer by the Company, which included a valuation of Mineral Rights of the mineral properties of NADL with mineralized material which were valued at A$18,873,000. The underlying mineral property licenses have a set term and the Mineral Rights are being amortized over the term of the licenses. The amortization charge for the twelve months ended December 31, 2011 is A$1,398,000 (2010: A$1,398,000) and the net carrying value of Mineral Rights at December 31, 2011 is A$15,493,000.

15.	LONG-TERM DEBT

During November 2010, the Company entered into a loan facility agreement, which provides for a US$3.2 million credit facility and has a term of five years. Interest on borrowings under the agreement will be fixed at 6.70% per annum.

Borrowings under this agreement amounted to A$2.86 million (US$2.84 million) at December 31, 2011 owed to the financier by our wholly owned subsidiary are secured by certain equipment purchased by the Company. This debt matures in 2015 with the aggregate amount of payment obligations after December 31, 2011 as follows:

Year	A$000s

2012	296
2013	316
2014	339
2015	1,904

Total	$2,855

16.	INCOME TAXES

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

The Company is subject to taxation in both the USA and Australia.

At December 31, 2011 and 2010, deferred taxes consisted of the following:

	USA 2011 A$000s	Australia 2011 A$000s	Total 2011 A$000s
Deferred tax assets

Net operating loss carry-forward	14,758	27,744	42,502
Exploration expenditure	21,157	-	21,157
Less valuation allowance	(35,915)	(27,744)	(63,659)
Net deferred taxes	-	-	-

	USA 2010 A$000s	Australia 2010 A$000s	Total 2010 A$000s
Deferred tax assets

Net operating loss carry-forward	10,362	20,047	30,409
Exploration expenditure	18,134	-	18,134
Less valuation allowance	(28,496)	(20,047)	(48,543)
Net deferred taxes	-	-	-

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

As a result of the ownership change that occurred in November 2004 (see note 1), Internal Revenue Code Section 382 limits the use of available operating loss carryforwards for losses incurred prior to the ownership change. Carry-forward net operating losses will be available to offset future taxable income.  Total available net operating loss carryforwards in the United states, which are subject to limitations, amount to approximately A$49,300,000 at December 31, 2011 expire in years 2024 through 2031. Net operating loss carryforwards in Australia do not have a definite expiration date amounted to approximately A$92,500,000.

The Company’s tax years for all years since December 31, 2008 remain open to most taxing authorities.

17.	COMMITMENTS AND CONTINGENCIES

The Company is a party to claims that arose in the normal course of business. Management of the Company believes that the ultimate outcome of these claims will not have a material effect on the consolidated financial statements.

The Company has entered into lease agreements for the rental of office premises and equipment which expire between 2012 and 2013.

A$000s
Future minimum contractual obligations under operating leases are as follows:

2012	183
2013	41
224

A$000s
Future minimum lease payments under the Company’s non-cancellable operating leases are as follows:

2012	283
2013	154
2014	43
480

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

	2011 A$000s	2010 A$000s
Not later than one year	5,278	1,883
Later than one year but not later than five years	9,532	4,274
Later than five years but not later than twenty one years	1,422	1,602
	16,232	7,759

18.	SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the balance sheet date and has determined that there were no subsequent events or transactions except as described below which would require recognition or disclosure in the consolidated financial statements.

On January 25, 2012, 3,326,000 options of NADL were exercised at A$0.16 and NADL issued 3,326,000 shares for net consideration of A$529,000. On February 7, 2012, 330,000 NADL options were exercised at A$0.16 and NADL issued 330,000 shares for net consideration of A$52,000, The dilutive effect of the issues reduced Legend’s interest to approximately 49.142% of NADL. Given that Legend currently holds 49.142% of NADL, combined with the fact that three out of four directors of NADL are also directors of Legend, would lead Management to the conclusion that Legend has a controlling financial interest in NADL. Accordingly, in the absence of further dilutive issuances by NADL and notwithstanding that it holds less than 50% of the shares in NADL at February 7, 2012, the Company expects to continue to consolidate NADL’s results into Legend.

On February 13, 2012, the Company announced that it had achieved the first major milestone for financing of its 100% owned Paradise Phosphate Project. This first step has involved a transfer of all Legend’s phosphate assets into a 100% owned subsidiary of Legend and funding via a A$7.5 million convertible note facility (“Convertible Note Agreement”) which has been injected into the subsidiary through Acorn Capital Ltd (“Acorn”), an Australian financial institution. The A$7.5 million will convert into equity in the subsidiary upon a successful Initial Public Offering (“IPO”) and listing of the subsidiary on the Australian Securities Exchange (“ASX”) within 12 months of the note issue date. Acorn is a significant cornerstone investor from the Australian market and will act as a strong catalyst for further investment in the future developments of the project. Legend anticipates that by using an Australian subsidiary it is better placed to lift the profile of the world quality phosphate assets, provide a stronger trading platform that will help maximise their value and enable further capital raising to support the development of phosphate rock production and subsequent value added products.

The phosphate assets comprise the Paradise Phosphate Rock Deposits of Paradise North (historically know as Lady Jane) and Paradise South (historically known as Lady Annie), the D-Tree deposit and the deposits associated with Legend’s rights and obligations under the King Eagle Joint Venture agreement (i.e. Highland Plains, Lily & Sherrin Creek and Quita Creek). The assets include the exploration and mining permits and applications associated with the above deposits and related infrastructure. The transfer of the phosphate assets is to a 100% owned subsidiary called Paradise Phosphate Pty Ltd (“Paradise”).

The convertible note facility of A$7.5 million to Paradise is repayable 12 months from the completion date of the agreement. If, within 12 months of the completion date of the agreement, Paradise conducts a public offering of securities in Australia and those securities are listed on the Australian Securities Exchange, then the lender’s debt converts automatically to shares in Paradise in accordance with the formula provided in the agreement and following an IPO, Legend’s interest in Paradise will be diluted to approximately 60-70% of Paradise.Further, if Paradise proceeds to an IPO, (i) Paradise will be the issuer of the securities to be offered; (ii) a disclosure document for the offer of the securities under Australian law will be made available when the shares are offered; and (iii) anyone who wants to acquire the shares will need to complete the application form that will accompany the disclosure document.

Funds received under the convertible note facility will be used to progress the project, its development, production and ultimately the export of phosphate rock from the phosphate deposits.

Appendix A

GLOSSARY

In this Form 10-K, we use certain capitalized and abbreviated terms, as well as technical terms, which are defined below.

ALUMINUM FLUORIDE	AlF3 an inorganic compound produced by reacting Aluminium Hydroxide Al(OH)3 with Fluorosilicic Acid H2SiF6. It is an important additive for the production of aluminium by electrolysis.
APATITE
A pale green to purple mineral, found in sedimentary rocks, igneous rocks and metamorphosed limestones. It is used in the manufacture of phosphorus, phosphates, and fertilizers. Composition: calcium fluorophosphate or calcium chlorophosphate. General formula: Ca5(PO4,CO3)3(F,OH,Cl). Crystal structure: hexagonal

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
BULK DENSITY
A property of powders, granules and other "divided" solids, especially used in reference to mineral components. It is defined as the mass of many particles of the material divided by the total volume they occupy. The total volume includes particle volume, inter-particle void volume and internal pore volume.

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

CONFIDENCE LEVEL	The statistical likelihood (probability) that a random variable lies within the confidence interval of an estimate.
CRATON	The relatively stable nucleus of a continent. Cratons are made up of a shield-like core of Precambrian Rock and a buried extension of the shield.

DAP/MAP	Diammonium Phosphate (DAP) and Monoammonium Phosphate (MAP) are phosphate salts produced by reacting phosphoric acid with ammonia. They are both used as fertiliser.
DEVONIAN	The fourth geological period of the Paleozoic Era, spanning 408 to 360 million years ago.
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

INTRACRATONIC BASIN	A depression in the Earth’s surface caused by subsidence, notable for its lack of significant surrounding highland areas and is usually subsequently filled with sediments.
KIMBERLITE	An intrusive igneous rock sometimes containing diamonds.
KARST	Topography formed by weathered limestone
LATERITE	Weathered material composed principally of the oxides of iron, aluminum, titanium, and manganese; laterite ranges from soft, earthy, porous soil to hard, dense rock.
LITHOLOGY	A set of characteristics particular to a rock formation.
MEAN	The average value of a set of numbers.
MESOZOIC	The era of geologic time from about 245 to 65 million years ago.

METALLURGICAL TEST	A general term for a number of mechanical or chemical processes that are employed to test the amenability of separating metals from their ores.
METAMORPHOSED	Rock or mineral that has undergone mineralogical and/or structural change in response to elevated pressures, temperatures or changes in chemical conditions.
MICACEOUS
Mica’s are a group of platy silicate minerals. A rock described as micaceous is either consisting of or pertaining to mica, or has characteristics resembling a mica, either in lustre or in having the property of being easily split into thin sheets.

MICRONS	A unit of measurement equal to the micrometer, or one-millionth of a meter (1x10-6m).
MICROSPHORITE	Very fine grained phosphorite (phosphate rich rock)
MINERALIZATION	The process or processes by which a mineral or minerals are introduced into a rock, resulting in an enriched deposit; or the result of these processes.
MINERALIZED	Rock that has undergone the process of mineralization.
ORDOVICIAN	The second period of the Paleozoic Era, from about 505 to 438 million years ago.
ORE	See RESERVE.
OUTLIER	An outcrop of rocks that is entirely surrounded by older rocks.
OVERTHRUSTING	A reverse fault in which the rocks on the upper surface of a fault plane have moved over the rocks on the lower surface.
P2O5	Chemical symbol for phosphorus pentoxide
P80	A measurement of grinding ability, where 80% of the ground ore will pass through mesh of a pre-determined screen. In this case, a P80 of 150 microns is required.
PALEO-STREAM	Ancient stream or river beds which have been filled in with younger material.
PALAEOZOIC	The era of geologic time from about 540 to 245 million years ago.
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

QUARTZ	A glassy silicate and common rock forming mineral (SiO2).
RADIOMETRIC SURVEY	Geophysical survey measuring the emission of gamma radiation from rocks and soils. Used as an exploration tool.
RC DRILLING	Reverse Circulation (RC). Drilling technique used which has a double tube to pass the air down between the inner tube and outer tube, with the sample returned up the inner tube.
REPLACEMENT	Pertaining to a type of mineral deposit that forms by partial or complete replacement of bedrock constituents by new minerals, generally by the action of hydrothermal fluids.
REPLACEMENT PHOSPHORITE
Broken Hill South geologists recognised a more indurated, porcellanous form of phosphorite which they termed ‘replacement’ phosphorite. Petrographic studies suggested this material originated from the replacement of limestone or dolomite in the sub-stratum by phosphate (Rogers and Keevers, 1976). Replacement phosphorite is white to tan in colour and consists of structureless collophane containing minor silt, chert and clay. Replacement phosphorite is typically of high-grade.

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

SAMPLE VARIANCE	A measurement of the spread of a set of numbers/results are from each other.

SEDIMENT
Fragmented material that originates from weathering of rocks and that is transported by air, water, ice or other natural agents, and that forms in layers on the Earth's surface at ordinary temperatures in a loose, unconsolidated form; e.g. silt, sand, gravel, etc.

SELECTED SAMPLE	A specimen of a mineralized zone that is not intended to be representative of the deposit as a whole.
SHAPIRO TEST
A chemical visual colorimetric test developed in the 1960’s that was used in the field by Legend International Holdings geologists to allow a quantitive estimate of phosphate content of material at the time of sampling.

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

STANDARD DEVIATION	A statistic used as a measure of the dispersion or variation in a distribution, equal to the square root of the arithmetic mean of the squares of the deviations from the arithmetic mean.
STANDARD ERROR	The standard deviations of the sample in a frequency distribution, obtained by dividing the standard deviation by the total number of cases in the frequency distribution.
STRATA	Beds or layers of rock.
STRATIGRAPHY	Aspect of the geology of an area that pertains to the character of its stratified rock.
STRIKE	The course or bearing of the outcrop of an inclined bed, vein or fault plane on a level surface; the direction of a horizontal line perpendicular to the dip.
TENEMENT	An area of land leased by a mining company from the government upon which they carry out exploration activities.
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