Form 10-Q
period 2012-06-30
LEGEND INTERNATIONAL HOLDINGS INC
filed 2012-08-09
CIK 1132143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

(Check one): Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). ☐ Yes ☒ No
There were 249,047,971 shares of common stock outstanding on August 7, 2012.

SIGNATURES		30

EXHIBIT INDEX		31

Exh. 31.1	Certification	32
Exh. 31.2	Certification	33
Exh. 32.1	Certification	34
Exh. 32.2	Certification	35

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of June 30, 2012, the results of its consolidated operations for the three and six month periods ended June 30, 2012 and June 30, 2011 and for the cumulative period January 5, 2001 (inception) through June 30, 2012, and the changes in its consolidated cash flows for the six month periods ended June 30, 2012 and June 30, 2011 and for the cumulative period January 5, 2001 (inception) through June 30, 2012, have been included.  The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Balance Sheet

	June 2012 A$000s	December 2011 A$000s
ASSETS	(unaudited)

Current Assets:
Cash	8,763	1,714
Receivables	584	478
Prepayments	224	132
Advances to affiliates (note 7)	77	-
Inventories	143	110
Other	23	-
Total Current Assets	9,814	2,434

Non-Current Assets:
Property and equipment, net (note 3)	11,937	12,809
Investment in unconsolidated entities (note 13)	526	1,306
Other investments	200	200
Deposits (note 5)	1,158	1,154
Advances to affiliates (note 7)	708	708
Prepayments	23	27
Development costs (note 4)	2,569	1,682
Mineral rights (note 15)	14,794	15,493
Goodwill (note 14)	1,093	1,093
Total Non-Current Assets	33,008	34,472

Total Assets	42,822	36,906

LIABILITIES

Current Liabilities:
Accounts payable and accrued expenses	2,195	2,145
Advances from affiliates (note 7)	2,390	2,295
Convertible notes (note 16)	10,330	-
Current tax liability (note 19)	650	-
Current portion of long-term debt (note 17)	306	296
Lease liability (note 9)	250	283
Total Current Liabilities	16,121	5,019

Non Current Liabilities:
Reclamation and rehabilitation provision (note 8)	952	969
Long-term debt (note 17)	2,407	2,559
Lease liability (note 9)	77	197
Total Non Current Liabilities	3,436	3,725

Total Liabilities	19,557	8,744

Commitments and Contingencies (note 11)

Stockholders’ Equity
Common stock: US$.001 par value, 400,000,000 shares authorised
249,047,971 and 226,407,246 shares issued and outstanding	298	275
Additional paid-in-capital	166,592	164,200
Retained (deficit) prior to exploration activities	(839)	(839)
Retained (deficit) during exploration period	(107,617)	(107,617)
Retained (deficit) during development period	(48,933)	(39,114)

Legend Stockholders’ Equity	9,501	16,905
Non-controlling interests	13,764	11,257

Total Equity	23,265	28,162

Total Liabilities and Equity	42,822	36,906

The accompanying notes are integral part of the consolidated financial statements.

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statements of Comprehensive Loss
(Unaudited)

	For the three months ended June 30		For the six months ended June 30		January 5, 2001 (Inception) to June 30,
	2012 A$000s	2011 A$000s	2012 A$000s	2011 A$000s	2012 A$000s

Revenues:

Sales	-	-	-	-	6
less cost of sales	-	-	-	-	(1)

Gross profit	-	-	-	-	5

Other income
Interest income – related entity (note 7)	-	35	-	52	441
Interest income – other	53	149	100	387	9,722
Other	14	6	22	12	1,705
Total other income	67	190	122	451	11,868

Costs and expenses:
Legal, accounting and professional	755	189	1,309	308	4,916
Exploration expenditure	757	3,096	2,952	6,134	86,850
Aircraft maintenance	142	242	368	515	3,183
Stock based compensation	11	162	25	372	12,797
Interest expense	451	59	560	127	1,139
Convertible note costs	125	-	609	-	609
Impairment of investment	-	-	-	-	327
Amortization of mineral rights	349	349	699	699	4,078
Administration expenses	1,830	2,005	3,858	4,262	41,699
Total costs and expenses	(4,420)	(6,102)	(10,380)	(12,417)	(155,598)

(Loss) from operations	(4,353)	(5,912)	(10,258)	(11,966)	(143,725)

Foreign currency exchange gain/(loss)	(68)	(14)	(10)	(18)	(161)
Adjustment to fair value on stepped acquisition	-	-	-	-	2,201
Impairment of equity investment	-	-	(471)	-	(6,125)
Impairment of other investment	-	-	-	-	(719)
Recovery of allowance for doubtful receivable	683	-	1,270	-	(5,569)
Realized gain/(loss) on marketable securities	-	(71)	-	(61)	186
Loss on other investments	-	-	-	-	(371)
Profit/(loss) from sale of property and equipment	19	(165)	19	(165)	(149)
Writeoff/writedown of assets	(3)	(5)	(3)	(5)	(282)

(Loss) before income taxes and equity in losses of unconsolidated entities	(3,722)	(6,167)	(9,453)	(12,215)	(154,714)
Provision for income taxes	-	-	(650)	-	(650)

(Loss) before equity in losses of unconsolidated entities	(3,722)	(6,167)	(10,103)	(12,215)	(155,364)
Equity in losses of unconsolidated entities (note 13)	(129)	(1,076)	(309)	(1,474)	(9,590)

Net (loss)	(3,851)	(7,243)	(10,412)	(13,689)	(164,954)
Net (gain)/loss attributable to non-controlling interests	(109)	364	593	638	8,628

Net (loss) attributable to Legend stockholders	(3,960)	(6,879)	(9,819)	(13,051)	(156,326)
Other Comprehensive (Loss):
Foreign currency translation adjustments	-	(367)	-	(563)	(1,063)
Comprehensive (loss) attributable to Legend stockholders	(3,960)	(7,246)	(9,819)	(13,614)	(157,389)
Amounts attributable to Legend stockholders:
Basic and diluted loss per common shares	(0.02)	(0.03)	(0.04)	(0.06)	(1.38)

	Number (000s)	Number (000s)	Number (000s)	Number (000s)	Number (000s)
Weighted average number of common shares used in per share calculations	226,905	226,471	226,656	226,402	114,262

The accompanying notes are integral part of the consolidated financial statements.

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
for the period ended June 30, 2012
(Unaudited)

	Common Stock			Retained	Retained	Retained
	Shares 000s	Par Value A$000s	Additional Paid-In Capital A$000s	(Deficit) Prior to Exploration Activities A$000s	(Deficit) During Exploration Period A$000s	(Deficit) During Development Period A$000s	Non-Controlling Interests A$000s	Stockholders’ Equity (Deficit) A$000s
Balance, January 5, 2001	-	-	-	-	-	-	-	-

Shares issued to founder for organisation cost and services at US$0.05 per shares	4,298	5	119	-	-	-	-	124

Shares issued for services rendered at US$0.05 per share	146	-	4	-	-	-	-	4

Shares issued for cash	616	1	17	-	-	-	-	18

Net Loss	-	-	-	(131)	-	-	-	(131)

Balance, December 31, 2001	5,060	6	140	(131)	-	-	-	15

Shares issued for cash	225	-	6	-	-	-	-	6

Shares issued for officer’s compensation	11,250	15	148	-	-	-	-	163

Net Loss	-	-	-	(183)	-	-	-	(183)

Balance, December 31, 2002	16,535	21	294	(314)	-	-	-	1

Shares issued for services rendered at US$0.022 per share	5,026	7	139	-	-	-	-	146

Net Loss	-	-	-	(157)	-	-	-	(157)

Balance, December 31, 2003	21,561	28	433	(471)	-	-	-	(10)

Shares issued for services rendered at US$0.022 per share	2,005	3	55	-	-	-	-	58

Options issued for services	-	-	161	-	-	-	-	161

Loan forgiveness-former major shareholder	-	-	12	-	-	-	-	12

Net Loss	-	-	-	(235)	-	-	-	(235)

Balance, December 31, 2004	23,566	31	661	(706)	-	-	-	(14)

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
for the period ended June 30, 2012
(Unaudited)
(continued)

	Common Stock			Retained	Retained	Retained
	Shares 000s	Par Value A$000s	Additional Paid-In Capital A$000s	(Deficit) Prior to Exploration Activities A$000s	(Deficit) During Exploration Period A$000s	(Deficit) During Development Period A$000s	Non-Controlling Interests A$000s	Stockholders’ Equity (Deficit) A$000s
Shares issued on cashless exercise of options	17,086	22	(22)	-	-	-	-	-

Net Loss	-	-	-	(75)	-	-	-	(75)

Balance, December 31, 2005	40,652	53	639	(781)	-	-	-	(89)

Shares issued on cashless exercise of options	72,281	93	(93)	-	-	-	-	-

Shares and options issued under settlement agreement	113	0	35	-	-	-	-	35

Shares issued for cash	12,757	17	3,855	-	-	-	-	3,872

Cost of share issues	-	-	(128)	-	-	-	-	(128)

Amortisation of options under stock option plan	-	-	115	-	-	-	-	115

Net Loss	-	-	-	(58)	(4,478)	-	-	(4,536)

Balance, December 31, 2006	125,803	163	4,423	(839)	(4,478)	-	-	(731)

Shares issued for cash	47,687	56	25,686	-	-	-	-	25,742

Cost of share issues	-	-	(1,675)	-	-	-	-	(1,675)

Shares issued for consulting fees	2,604	3	1,001	-	-	-	-	1,004

Shares issued on cashless exercise of options	75	-	-	-	-	-	-	-

Shares issued as a result of delay in lodgement of registration statement	200	-	364	-	-	-	-	364

Shares issued for part-settlement of the acquisition of rights to exploration licences under agreement	500	1	517	-	-	-	-	518

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
for the period ended June 30, 2012
(Unaudited)
(continued)

	Common Stock			Retained	Retained	Retained
	Shares 000s	Par Value A$000s	Additional Paid-In Capital A$000s	(Deficit) Prior to Exploration Activities A$000s	(Deficit) During Exploration Period A$000s	(Deficit) During Development Period A$000s	Non-Controlling Interests A$000s	Stockholders’ Equity (Deficit) A$000s
Amortization of options under stock option plan	-	-	376	-	-	-	-	376

Net Loss	-	-	-	-	(8,638)	-	-	(8,638)

Balance, December 31, 2007	176,869	223	30,692	(839)	(13,116)	-	-	16,960

Shares issued for cash	42,000	44	109,984	-	-	-	-	110,028

Cost of share issues		-	(5,964)	-	-	-	-	(5,964)

Shares issued on cashless exercise of options	1,522	2	(2)	-	-	-	-	-

Shares issued on exercise of options	5,436	6	13,718	-	-	-	-	13,724

Shares issued for consulting fees	31	-	147	-	-	-	-	147

Shares issued under registration rights agreement	458	-	900	-	-	-	-	900

Amortization of options under stock option plan	-	-	5,186	-	-	-	-	5,186

Net Loss	-	-	-	-	(14,222)	-	-	(14,222)

Balance, December 31, 2008	226,316	275	154,661	(839)	(27,338)	-	-	126,759

Shares issued on exercise of options	18	-	3	-	-	-	-	3

Amortization of options under stock option plan	-	-	4,260	-	-	-	-	4,260

Net Loss attributable to Legend stockholders	-	-	-	-	(38,313)	-	-	(38,313)

Fair value of non-controlling interest	-	-	-	-	-	-	10,261	10,261

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
for the period ended June 30, 2012
(Unaudited)
(continued)

	Common Stock			Retained	Retained	Retained
	Shares 000s	Par Value A$000s	Additional Paid-In Capital A$000s	(Deficit) Prior to Exploration Activities A$000s	(Deficit) During Exploration Period A$000s	(Deficit) During Development Period A$000s	Non-Controlling Interests A$000s	Stockholders’ Equity (Deficit) A$000s
Net change in controlling/non-controlling interest	-	-	4,842	-	-	-	8,699	13,541

Net loss attributable to non-controlling stockholders	-	-	-	-	-	-	(1,612)	(1,612)

Balance, December 31, 2009	226,334	275	163,766	(839)	(65,651)	-	17,348	114,899

Shares issued on cashless exercise of options	66	-	-	-	-	-	-	-

Amortization of options under stock option plan	-	-	1,728	-	-	-	-	1,728

Options issued for consulting fees	-	-	247	-	-	-	-	247

Net loss attributable to Legend stockholders	-	-	-	-	(37,866)	-	-	(37,866)

Adjustment due to purchase of additional shares in subsidiary	-	-	(2,705)	-	-	-	(1,327)	(4,032)

Adjustment due to issue of shares by subsidiary	-	-	772	-	-	-	1,692	2,464

Net loss attributable to non-controlling stockholders	-	-	-	-	-	-	(3,803)	(3,803)

Balance, December 31, 2010	226,400	275	163,808	(839)	(103,517)	-	13,910	73,637

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
for the period ended June 30, 2012
(Unaudited)
(continued)

	Common Stock			Retained	Retained	Retained
	Shares 000s	Par Value A$000s	Additional Paid-In Capital A$000s	(Deficit) Prior to Exploration Activities A$000s	(Deficit) During Exploration Period A$000s	(Deficit) During Development Period A$000s	Non-Controlling Interests A$000s	Stockholders’ Equity (Deficit) A$000s
Shares issued on cashless exercise of options	7	-	-	-	-	-	-	-

Amortization of options under stock option plan	-	-	452	-	-	-	-	452

Net loss attributable to Legend stockholders	-	-	-	-	(4,100)	(39,114)	-	(43,214)

Adjustment due to purchase of additional shares in subsidiary	-	-	(60)	-	-	-	(34)	(94)

Net loss attributable to non-controlling stockholders	-	-	-	-	-	-	(2,619)	(2,619)

Balance, December 31, 2011	226,407	275	164,200	(839)	(107,617)	(39,114)	11,257	28,162

Shares issued for cash	22,640	23	2,233	-	-	-	-	2,256

Amortization of options under stock option plan	-	-	25	-	-	-	-	25

Net loss attributable to Legend stockholders	-	-	-	-	-	(9,819)	-	(9,819)

Adjustment due to purchase of additional shares in subsidiary	-	-	(1)	-	-	-	(6)	(7)

Adjustment due to issue of shares by subsidiary	-	-	135	-	-	-	3,106	3,241

Net loss attributable to non-controlling stockholders	-	-	-	-	-	-	(593)	(593)

Balance, June 30, 2012	249,047	298	166,592	(839)	(107,617)	(48,933)	13,764	23,265

The accompanying notes are integral part of the consolidated financial statements.

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)

	For the six months ended June 30		January 5, 2001 (Inception) to June 30
	2012 A$000s	2011 A$000s	2012 A$000s
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (Loss)	(10,412)	(13,689)	(164,954)

Adjustments to reconcile net (loss) to net cash(used) by operating activities:
Foreign currency exchange loss	10	18	161
Unrealized gain on marketable securities	-	61	185
Shares and Options issued for Stock Based Compensation
- Employees	25	372	12,797
- Consultants	-	-	778
- Exploration agreement	-	-	518
- Registration payment arrangements	-	-	1,265
Provision for reclamation and remediation	18	92	988
(Gain)loss on sale of property and equipment	(19)	165	132
Writedown/writeoff of assets	3	5	282
Depreciation and amortisation	1,491	1,583	9,886
Adjustment to fair value on stepped acquisition	-	-	(2,201)
Equity accounting loss	309	1,474	9,590
Impairment of equity investment	471	-	6,125
Impairment of other investment	-	-	719
Allowance for doubtful receivable	(1,270)	-	5,569
Interest receivable	(7)	(52)	(416)
Accrued interest added to principal	431	-	499
Net Change in:
Receivables	(183)	(1,318)	(963)
Prepayments and deposits	(92)	610	(1,724)
Inventories	(33)	-	(143)
Accounts payable and accrued expenses	749	(327)	2,368
Net Cash (Used) by Operating Activities	(8,509)	(11,006)	(118,539)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of trading securities	-	-	3,205
Investment in trading securities	-	-	(1,284)
Investment in equity accounted investments	-	-	(19,299)
Acquisition of subsidiary	-	-	(327)
Investment in consolidated entity	(7)	(108)	(13,386)
Purchase of property and equipment	(17)	(1,896)	(16,507)
Development costs	(887)	(996)	(2,569)
Proceeds from sale of property and equipment	36	214	361
Net Cash (Used) by Investing Activities	(875)	(2,786)	(49,806)

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances payable - affiliates	1,247	(769)	(3,764)
Repayment of convertible debenture	-	-	(130)
Repayment of shareholder advance	-	-	(1)
Repayment under finance leases	(143)	(195)	(1,281)
Proceeds from convertible debenture payable	-	-	130
Proceeds from convertible note	10,000	-	10,000
Proceeds from long term debt	-	301	3,240
Repayment for long term debt	(145)	(126)	(435)
Shareholder advance	-	-	7
Proceeds from issuance of stock	2,256	-	155,648
Proceeds from issuance of stock by controlled entity	3,241	-	19,443
Cost of shares issued	(14)	-	(7,282)
Net Cash Provided /(Used) by Financing Activities	16,442	(789)	175,575

Effect of exchange rate changes on cash	(9)	138	1,533

Net increase (decrease) in cash	7,049	(14,443)	8,763

Cash at beginning of period	1,714	25,166	-

Cash at end of period	8,763	10,723	8,763

Supplemental Disclosures:
Cash paid for interest	126	205	573
Cash paid for income taxes	-	-	-
Shares and options issued for services	-	-	1,843
Accrued interest and stockholder advances charged to paid in capital	-	-	13
Stock issued for exploration agreement	-	-	518
Stock issued for registration payment arrangement	-	-	1,265
Equipment obtained through a capital lease	-	75	1,450
Capital lease obligation for exploration costs	-	-	4,189
Interest in relation to capital lease for exploration costs	-	-	42
Fair value of warrants in connection with issuance of capital stock	-	-	1,331

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

In February 2012, following a review, Legend decided to transfer all of the phosphate assets to a 100% owned subsidiary company, Paradise Phosphate Limited (“Paradise”)(see note 13). It is  the Company’s intention that Paradise will, pursuant to a prospectus to be filed in Australia, raise equity funds to fund ongoing development of its phosphate assets and for working capital purposes and seek listing of its shares on Australian Securities Exchange.

 Paradise's strategy will initially focus on the production of phosphate rock DSO from the Paradise North Project. The secondary objective will be to pursue the significant additional growth opportunities at the Paradise South Project (Paradise South beneficiation plant and Mount Isa fertiliser complex), the D-Tree Project (mineral definition at the D-Tree deposit) and the Golden Cross Joint Venture Project (mineral definition at the Highland Plains, Lily Creek, Sherrin Creek and Quita Creek deposits).

Paradise aims to mine 1Mtpa of phosphate rock DSO from the Paradise North Project at an average grade of approximately 28% P205 and commence shipments by the second quarter of 2014. Prior to achieving this, Paradise will need to convert the known high grade mineralized material (currently estimated at 7.3Mt at 28.1% P205 of Australian JORC compliant mineralized material) within the core of the Paradise North deposit into a Mineable Ore Reserve, Results from the bulk sample test work will provide Paradise with the customers preferred rock specifications which will be used in the estimation of the Ore Reserve and development of a Mine Schedule. Paradise will also aim to complete a feasibility study on the Paradise North Project by the second quarter 2013.

Previous studies conducted by Legend have been focused on the development of a beneficiation plant at the Paradise South Project, capable of producing 1Mtpa of a higher grade concentrate at 32% P205, and a fertiliser complex in Mt Isa capable of producing DAP and MAP high analysis fertiliser. These projects represent significant additional growth opportunities providing a strong project pipeline for Paradise and will be pursued as the company's ultimate goal. As a first step in achieving this goal Paradise will concentrate on the Paradise North Project to begin production of phosphate rock DSO.

Paradise is investigating the various funding options available to it to advance the phosphate projects including equity funding through an IPO and listing of Paradise on the Australian Stock Exchange, strategic partner investment, off-take and funding agreements with potential customers, bank finance or other debt instruments.

The Company has historically funded its activities from funds provided by capital raising through the issuance of its shares and from advances from affiliated entities. The Company has in place a planning and budgeting process to help determine the funds required to support the Company's operating requirements and its exploration and development plans. Based on this process and the amount of the Company's cash and other current assets as of June 30, 2012, management believes that the Company has sufficient operating liquidity to sustain its activities through 2012. However, as the Company has not yet generated income producing activities, it will continue to seek opportunities to raise additional funds from capital raising efforts through the issuance of its shares, funding from affiliated entities as may be available, debt facilities and other financing arrangements until such time as the Company can commence revenue producing activities.

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

The financial statements presented herein have been prepared on a consolidated basis to include the accounts of Legend, its wholly owned subsidiaries Paradise Phosphate Limited, Teutonic Minerals Pty Ltd, Legend International Holdings Limited, Legend Diamonds Pty Ltd and Alexya Pty Ltd; and its controlled subsidiary NADL. All intercompany balances and transactions have been eliminated in consolidation.

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

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This Update resulted in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this Update were applied prospectively. For public entities, the amendments were effective during interim and annual periods beginning after December 15, 2011. This guidance did not have a significant impact on our consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. This ASU is intended to increase the prominence of other comprehensive income in financial statements by presenting the components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminated the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. This new guidance was effective for fiscal years and interim periods beginning after December 15, 2011. While the new guidance changed the presentation of comprehensive income, there were no changes to the components that were recognized in net income or other comprehensive income under current accounting guidance; therefore, adoption of the new guidance in the first quarter of fiscal 2012 did not have any impact on the Company’s consolidated financial position, results of operations or cash flows. We adopted this guidance during the first quarter of 2012 and elected to disclose other comprehensive income in a single continuous statement during interim reporting periods.

In September 2011, FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. This ASU is intended to simplify how entities test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. This guidance did not have a significant impact on our consolidated financial position, results of operations or cash flows.

In July 2012 , the FASB issued ASU No. 2012-02,  Testing Indefinite-Lived Intangible Assets for Impairment. This ASU permits an entity the option to first assess qualitative factors to determine whether it is more-likely-than-not that an indefinite-lived intangible asset is impaired. The results of the qualitative assessment would be used as a basis in determining whether it is necessary to perform the two-step quantitative impairment test.  If the qualitative assessment supports the conclusion that it is more-likely-than-not that the fair value of the asset exceeds its carrying amount, the entity would not need to perform the two-step quantitative impairment test.  The focus of the guidance is to reduce the cost and complexity of performing impairment tests for indefinite-lived intangible assets other than goodwill, and to improve consistency in impairment testing among long-lived asset categories. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted, including for annual and interim impairment tests performed prior to the issuance of the final ASU, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  We have not early-adopted this ASU and do not believe adoption will have a material effect on our financial statements.

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

		At June 30, 2012			At December 31, 2011
	Depreciable Life (in years)	Cost A$000s	Accumulated Depreciation A$000s	Net Book Value A$000s	Cost A$000s	Accumulated Depreciation A$000s	Net Book Value A$000s
Land		1,101	-	1,101	1,101	-	1,101
Buildings	40	2,978	(234)	2,744	2,978	(195)	2,783
Leasehold Improvements	1-2	267	(122)	145	267	(102)	165
Motor Vehicles	5	1,500	(885)	615	1,615	(806)	809
Equipment	1-10	4,327	(1,859)	2,468	4,343	(1,482)	2,861
Aircraft	5	4,240	(503)	3,737	4,237	(330)	3,907
Construction in Progress		1,127	-	1,127	1,183	-	1,183
		15,540	(3,603)	11,937	15,724	(2,915)	12,809

The depreciation expense for the six months ended June 30, 2012 amounted to A$792,000 and for the six months ended June 30, 2011 amounted to A$883,000 and accumulated depreciation on assets written off and/or disposed of for the six months ended June 30, 2012 was A$29,000. Net book value of assets written off and/or disposed of for the six months ended June 30, 2012 amounted to A$3,000.

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

During the six months ended June 30, 2012, A$887,000 of Paradise South phosphate project costs incurred in the process of preparing the mineral deposit for extraction were capitalized and included in development costs.

5.	DEPOSITS

Deposits held by the Company as at June 30, 2012 and December 31, 2011 consist of:

	June 30, 2012 A$000s	December 31, 2011 A$000s
Term deposit as security for a Banker’s Undertaking	310	299
Cash deposits provided to Government Departments for the purpose of guaranteeing the Company’s performance in accordance with mining law	698	707
Other	150	148
	1,158	1,154

6.	STOCKHOLDERS EQUITY

Common Stock

Effective June 29, 2012, Legend issued a further 22,640,725 shares of Common Stock at a placement price of US$0.10 raising A$2,256,000 (US$2,264,073). The securities were issued pursuant to a private placement and are issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended (“the Act”) under Section 4 (2) of the Act.

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

A summary of option activity under the Plan as of June 30, 2012, and changes during the six months then ended is presented below:

Options	Shares 000s	Weighted-Average Exercise Price
Balance, December 31, 2011	22,575	$1.33
Granted	-	-
Exercised	-	-
Forfeited and expired	(213)	$1.00
Balance, June 30, 2012	22,362	$1.33
Options exercisable at June 30, 2012	22,195	$1.33

At the time of an issue of options, management assess the forfeiture rate to be used for the issue based on historical experience and management’s view on the likelihood that the individual will continue employment to the end of the vesting period. The forfeiture rates historically have varied between 33.3% and 100%.

For the six months ended June 30, 2012, stock-based compensation expense relating to stock options was A$25,000. No income tax benefit was recognized in the six months ended June 30, 2012 for stock-based compensation arrangements. As at June 30, 2012, there was A$18,000 of unrecognized compensation cost, before income taxes, related to unvested stock options.

	Options Outstanding			Options Exercisable
Exercise Price US$	Number Outstanding 000s	Weighted Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable 000s	Weighted Average Remaining Contractual Life	Weighted- Average Exercise Price
		(In Years)			(In Years)
$0.444	1,856	4.36		1,856	4.36
$1.000	13,606	5.39		13,439	5.35
$2.000	5,900	5.68		5,900	5.68
$3.480	1,000	6.03		1,000	6.03
	22,362	5.41	$1.33	22,195	5.39	$1.33

The aggregate intrinsic value of outstanding stock options at June 30, 2012 was A$nil and the aggregate intrinsic value of exercisable stock options was A$nil.

North Australian Diamonds Limited (“NADL”)

Options

The number of NADL options outstanding over unissued ordinary shares at June 30, 2012 is nil. For the six months ended June 30, 2012, 3,656,000 options were exercised at A$0.16 and NADL issued 3,656,000 shares for net consideration of A$580,000.

Directors, Officers and other Permitted Persons NADL Option Plan

At June 30, 2012, no options are on issue under this plan.

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

During the six months ended June 30, 2011, AXIS charged the Company A$2,990,000 for management and administration services and A$3,476,000 for exploration services. The Company paid A$8,222,000 for 2011 charges and advanced AXIS A$927,000.The amount owed by AXIS at June 30, 2011 under non-current assets – advances to affiliates was A$5,553,000. For the six months ended June 30, 2011, the Company charged AXIS interest of A$52,000 at a rate of 11.19%. The amount owed by AXIS at December 31, 2011 under non-current assets – advance to affiliates was A$645,000.

During the six months ended June 30, 2012, AXIS charged the Company A$3,312,000 for management and administration services and A$1,736,000 for exploration and development services. The Company paid A$3,941,000 for 2012 charges and AXIS repaid A$140,000. At December 31, 2011, management considered the recoverability of the amount owed by AXIS and in accordance with the requirements of accounting standards provided a A$6,839,000 provision for doubtful receivable during the 4th quarter of 2011. For the six months ended June 30, 2012, Axis repaid A$1,270,000 and accordingly, the Company recorded an adjustment to the provision of A$1,270,000 The amount owed by AXIS at June 30, 2012 under non-current assets – advances to affiliates was A$645,000.

During the 2009 year, the Company invested in North Australian Diamonds Ltd (“NADL”) through on-market purchases on ASX and through a takeover offer. The Company has consolidated the operations of NADL since August 2009. The Company’s President and Chief Executive Officer and two of its independent Directors are Executive Chairman and Managing Director, and Directors, respectively, of NADL.

At December 31, 2011, the Company’s holding in NADL was 50.69%.

During the six months ended June 30, 2012, NADL issued 3,656,000 shares for net consideration of A$580,000 due to the exercise of 3,656,000 options. On June 28, 2012, NADL issued 12,071,221 shares through a private placement for net consideration of A$2,647,000.The dilutive effect of the issues reduced the Company’s interest to approximately 44.70%. It is the Company’s intention to continue to acquire shares and continue to maintain a controlling interest in NADL. Furthermore, management of the Company believes it has the ability to control the operations of NADL through its share ownership as well as having three of the four Directors of NADL and control of the management of the day to day operations. It is management’s conclusion that the Company has a controlling financial interest in NADL and accordingly, it should continue to consolidate NADL’s results into the Company. During the six months ended June 30, 2012, the Company acquired 30,000 additional shares in NADL at a cost of A$7,000.

The Company through its investment in NADL holds a 31.14% interest in Top End Uranium (“TEU”). During the six months ended June 30, 2012, NADL charged TEU for corporate and direct costs. The amount owed to TEU at June 30, 2012 under current assets – advances to affiliates was A$77,000.

During the 2010 and 2011 years, the Company took a private placement of shares of common stock in Northern Capital Resources Corp (“NCRC”). At December 31, 2011 and June 30, 2012, the Company held 31.50% of the shares of NCRC. The Company’s President and Chief Executive Officer and one of its independent Directors are President and Chief Executive Officer and Director respectively of NCRC. The amount owed by NCRC at June 30, 2012 included under non-current assets – advances to affiliates was A$63,000.

During the 2011 year, Edinox Pty Ltd (“Edinox”), a company associated with Mr J I Gutnick, advanced the Company A$2,264,000. The Company has provided security in the form of properties owned by Legend for the advance. At December 31, 2011, the Company owed Edinox A$2,295,000 and at June 30, 2012, the Company owed Edinox A$2,390,000. For the six months ended June 30, 2012, Edinox charged the Company interest at a rate between 5.39% and 6.32% and costs of A$95,000. In July, 2012, the Company paid A$152,057 to Edinox for interest and costs.

8.	RECLAMATION AND REMEDIATION

A$000s
Balance January 1, 2012	969
Increase as a result of rehabilitation requirement on exploration undertaken during the period	1
Decrease as a result of rehabilitation performed during the year	(18)
Closing balance June 30, 2012	952

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

A$000s
The Company entered into capital finance lease agreements for motor vehicles. The leases are non-cancellable and require total monthly repayments of A$25,000 and expire at various dates from 2012 to 2014. Future minimum payments due for the remaining term of the leases as of June 30, 2012 are as follows:

2012	152
2013	152
2014	45
349
Less amounts representing interest	22
327

Current liability	250
Non-current liability	77
327

At June 30, 2012, the net book value of the motor vehicles under capital finance leases amounts to:	544

10.	MARKETABLE SECURITIES/OTHER INVESTMENTS

Management determines the appropriate classification of its investments in marketable securities at the time of purchase and re-evaluates such determinations at each reporting date. The Company accounts for its marketable securities in accordance with FASB issued guidance now codified as ASC Topic 320, “Investments – Debt and Equity Securities” (“ASC 320”).

Other Investments

During December 2009, the Company invested A$2,784,000 in exchange for shares in a Fund that purchases shares in companies quoted on international stock exchanges. The fair value of the equity security is not readily determinable from published information. The Company accounts for these investments at cost and reviews the carrying amount for impairment at each balance sheet date. During 2011, the Company redeemed the investment and at December 31, 2011, had received A$1,695,000 (US$1,724,000) of the redeemed investment. At December 31, 2011 the Company assessed the current net asset value of the investment from information provided by the Fund Manager and determined that a provision for impairment was appropriate of A$719,000 (US$732,000). The Company considers the provision remains appropriate as at June 30, 2012

11.	COMMITMENTS AND CONTINGENCIES

The Company is a party to claims that arose in the normal course of business. Management of the Company believes that the ultimate outcome of these claims will not have a material effect on the consolidated financial statements.

The Company has entered into lease agreements for the rental of office premises and equipment which expire between 2012 and 2013. The lease agreements have a monthly payment as adjusted by the increase in the consumer price index in Australia annually, and the future commitment amounts to A$116,000.

A$000s
Future minimum lease payments under the Company’s non-cancellable operating leases are as follows:

2012	79
2013	37
116

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

A$000s
Not later than one year	4,032
Later than one year but not later than five years	7,469
Later than five years but not later than twenty one years	1,510
13,011

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB issued ASC Topic 825 “Financial Instruments” which requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The Company’s financial instruments include cash, receivables, other investments and advances due from affiliates ( see note 7). The carrying amounts of cash approximate their respective fair values due to the short term maturities of these instruments. The fair value of advances due from affiliates are not practicable to estimate as no similar market exists for these instruments and as it does not have a specified date of repayment.

The Company’s other financial instruments consists of convertible notes and long-term debt, including current portion. The carrying values of this obligation, for each period presented, approximate fair value.

13.	INVESTMENTS/SUBSIDARIES

Consolidated Entities

Paradise Phosphate Limited (“Paradise”)

The Company holds 100% of the shares of Paradise. Paradise commenced operating during the six months ended June 30, 2012. During the six months ended June 30, 2012, Paradise issued 100,000,000 shares to Legend for all of Legend’s phosphate assets. The assets were transferred at their respective cost basis. Legend has recorded an estimated current tax liability of A$650,000 as a result of the transfer of the assets to Paradise. The amount of other income of Paradise for the six months ended June 30, 2012 included in the Consolidated Statements of Comprehensive Loss amounts to A$118,000, and the amount of loss is A$5,429,000.

North Australian Diamonds Limited (“NADL”)

At December 31, 2011, the Company’s holding in NADL was 50.69%. During the six months ended June 30, 2012, NADL issued 3,656,000 shares for net consideration of A$580,000 upon the exercise of 3,656,000 options. On June 28, 2012, NADL issued 12,071,221 shares through a private placement for net consideration of A$2,647,000. The dilutive effect of the issues reduced the Company’s interest to approximately 44.70% at June 30, 2012. During the six months ended June 30, 2012, the Company acquired 30,000 additional shares in NADL at a cost of A$7,000. It is the Company’s intention to continue to acquire shares and continue to maintain a controlling interest in NADL. Furthermore, management of the Company believes it has the ability to control the operations of NADL through its share ownership as well as having the Company’s President and Chief Executive Officer and two of its independent Directors serving as Executive Chairman and Managing Director, and Directors, respectively, of NADL and control of the management of the day to day operations. It is management’s conclusion that the Company has a controlling financial interest in NADL and accordingly, it should continue to consolidate NADL’s results into the Company. The amount of other income of NADL for the six months ended June 30, 2012 and 2011 included in the Consolidated Statements of Comprehensive Loss amounts to A$41,000 and A$168,000 respectively, and the amount of loss is A$1,217,000 and A$1,454,000 respectively. For the six months ended June 30, 2012 the loss was offset by the proceeds from the sale of a parcel of rough diamonds from the 2010 pre-production trials of A$1,772,000.  Since June 30, 2012 the Company has purchased an additional 24,800 shares in NADL for a consideration of A$5,000.

Teutonic Minerals Pty Ltd (“Teutonic”)

The Company holds 100% of the shares of Teutonic. At June 30, 2012 and December 31, 2011 and for the six months ended June 30, 2012 and 2011, the financial position and results of operations of Teutonic were not material.

Alexya Pty Ltd (“Alexya”)

On October 22, 2010, the Company incorporated a wholly owned Australian subsidiary, Alexya to hold a certain asset and liability which has been consolidated in the accompanying consolidated financial statements. For the six months ended June 30, 2012 and 2011, the amount of revenue of Alexya included in the Consolidated Statements of Comprehensive Loss is A$nil and A$nil respectively, and the amount of the loss is A$469,000 and A$562,000 respectively.

Other Subsidiaries

The Company also has the following wholly owned inactive subsidiaries:

•	Legend International Holdings Limited
•	Legend Diamonds Pty Ltd.

Equity Investments

Northern Capital Resources Corp (“NCRC”)

At June 30, 2012 and December 31, 2011 the Company’s holding in NCRC was 31.50%. At December 31, 2011 the carrying value of the investment was A$595,000. For the six months ended June 30, 2012 and 2011, the Company recorded an equity loss in NCRC of A$124,000 and A$1,274,000 respectively. At June 30, 2012, the Company made an assessment of the carrying value of the investment in NCRC and concluded that it needed to impair the carrying value. This assessment took into account the net asset position of NCRC. As a result, the Company impaired the carrying value of the investment and has recorded an impairment of equity investment of A$471,000 in the Company’s consolidated statement of comprehensive loss. At June 30, 2012, the carrying value of the investment was A$nil. At June 30, 2012, the investment in the unconsolidated entity is accounted for under the equity method.

The following table presents summary unaudited financial information for NCRC as of June 30, 2012 and for the six months thus ended. Such summary financial information has been provided herein based upon the individual significance of this unconsolidated equity investment to the consolidated financial information of the Company:

	June 2012 A$000s	June 2011 A$000s

Current assets	320	3,922
Non-current assets	4,870	39,358
Total assets	5,190	43,280

Current liabilities	615	1,733
Non-current liabilities	512	6,766
Total liabilities	1,127	8,499

Total shareholders’ equity	4,063	34,781
Non controlling interest	(5,770)	(14,980)
Shareholder equity attributable to NCRC	(1,707)	19,801
Net profit/(loss)	(2,080)	(4,439)

The excess of the carrying value of this equity investment to the Company’s share of underlying equity in the net assets of the investee at June 30, 2012 approximates A$nil.

Top End Uranium Ltd (“TEU”)

The Company through its investment in NADL holds a 31.14% interest in TEU which has a carrying value of A$526,000 at June 30, 2012. For the six months ended June 30, 2012 and 2011, the Company recorded an equity loss in TEU of A$185,000 and A$200,000 respectively. At June 30, 2012, the investment in the unconsolidated entity is accounted for under the equity method.

The following table presents summary unaudited financial information for TEU as of June 30, 2012 and for the six months thus ended. Such summary financial information has been provided herein based upon the individual significance of this unconsolidated equity investment to the consolidated financial information of the Company:

	June 2012 A$000s	June 2011 A$000s

Current assets	3,217	4,179
Non- current assets	6	10
Total assets	3,223	4,189
Current liabilities	372	220
Total liabilities	372	220
Total shareholders’ equity	2,851	3,969
Net profit/(loss)	(595)	(642)

The Company’s share of the underlying equity in the net assets of the investee at June 30, 2012 approximates A$362,000 in excess of its carrying value.

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

Mineral rights were recorded upon the acquisition of NADL during 2009 based upon an independent expert’s report prepared for NADL as part of its Target’s Statement to respond to the on market takeover offer by the Company, which included a valuation of Mineral Rights of the mineral properties of NADL with mineralized material which were valued at A$18,873,000. The underlying mineral property licenses have a set term and the Mineral Rights are being amortized over the term of the licenses. The amortization charge for the six months ended June 30, 2012 is A$699,000 (2011: A$699,000) and the net carrying value of Mineral Rights at June 30, 2012 is A$14,794,000.

16.	CONVERTIBLE NOTES

Effective as of February 7, 2012, the Company entered into a convertible note agreement via its wholly-owned subsidiary, Paradise, with two Australian investment funds, pursuant to which Paradise issued A$7.5 million in principal amount of notes due 12 months from the issue date (the “Notes”), which bear interest at a nominal rate of 10% per annum (the actual amount of effective interest depends upon the event that triggers repayment). If, within 12 months of the completion date of the agreement, Paradise conducts a public offering of securities in Australia and those securities are listed on the Australian Securities Exchange, then the Notes will be converted into ordinary shares of Paradise at a conversion rate which is based on the pre-money value of Paradise at the time of the public offering of securities. On April 30, 2012, Paradise raised A$2.5 million via an increase in the convertible note facility on the same terms and conditions set out for the A$7.5 million. As at June 30, 2012 interest of $330,000 has been incurred on the Notes and included with the principal balance on the Consolidated Balance Sheet.

17.	LONG TERM DEBT

During November 2010, the Company entered into a US$ denominated loan facility agreement with a third party lender, which provides for a US$3.2 million credit facility and has a term of five years. Interest on borrowings under the agreement is fixed at 6.70% per annum.

Borrowings under this agreement amounted to A$2.71 million (US$2.76 million) at June 30, 2012 and is secured by certain equipment purchased by the Company. This debt matures in 2015 with the aggregate amount of payment obligations after June 30, 2012 as follows:

Year	A$000s

2012	151
2013	317
2014	339
2015	1,906

Total	$2,713

18.	COMPREHENSIVE INCOME (LOSS)

The Company follows ASC Topic 220 “Comprehensive Income” (“ASC 220”). ASC 220 requires a company to report comprehensive profit (loss) and its components in a full set of financial statements. Comprehensive income profit/(loss) is the change in equity during a period from transactions and other events and circumstances from non-owner sources such as unrealized gains (losses) on foreign currency translation adjustments. Changes in unrealized foreign currency translation adjustments during the six months ended June 30, 2012 and 2011 amounted to A$nil and A$563,000 respectively. Accordingly, the comprehensive (loss) attributable to Legend’s stockholders for the six months ended June 30, 2012 and 2011 amounted to A$(9,819,000) and A$(13,614,000) respectively.

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

The Company is subject to taxation in both the USA and Australia.

At June 30, 2012, the net deferred tax asset consisted of the following:

	USA 2012 A$000s	Australia 2012 A$000s	Total 2012 A$000s
Deferred tax assets

Net operating loss carry-forward	15,692	28,832	44,524
Exploration expenditure	20,558	-	20,558
Deferred tax assets realised	(26,246)	(23,473)	(49,719)
Less valuation allowance	(10,004)	(5,359)	(15,363)
Net deferred taxes	-	-	-

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

In February 2012, as a result of the transfer of the phosphate assets to Paradise, the Company has realised its carry forward net operating losses and exploration expenditures. In addition the Company recorded an estimated current tax liability of A$650,000 resulting from the transaction.

As a result of the ownership change that occurred in November 2004 (see note 1), Internal Revenue Code Section 382 limits the use of available operating loss carryforwards for losses incurred prior to the ownership change.  Carry-forward net operating losses will be available to offset future taxable income. Total available net operating loss carryforwards in the United States, which are subject to limitations, amount to approximately A$49,300,000 at December 31, 2011 and expire in years 2023 through 2030. Net operating loss carryforwards in Australia do not have a definite expiration date and amounted to A$92,500,000

The Company’s tax years for all years since December 31, 2008 remain open to most taxing authorities.

20.	SUBSEQUENT EVENTS

The Company has evaluated events and transactions after the balance sheet date and, through the date the consolidated financial statements were issued and believes that all relevant disclosures have been included herein and there are no other events which require recognition or disclosure in the accompanying consolidated financial statements, other than disclosed herein notes 7 and 13.

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

The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar during the periods indicated:

6 months ended June 30, 2011                      A$1.00 = US$1.0595
6 months ended June 30, 2012                      A$1.00 = US$1.0160
6 months ended June 30, 2011                      A$1.00 = CDN$1.0346
6 months ended June 30, 2012                      A$1.00 = CDN$1.0414

RESULTS OF OPERATION

Three Months Ended June 30, 2012 vs. Three Months Ended June 30, 2011.

The Company’s financial statements are prepared in Australian dollars (A$). A number of the costs, expenses and assets of the Company are incurred/held in US$ and the conversion of these costs to A$ means that the comparison of the three months ended June 30, 2012 to the three months ended June 30, 2011 does not always present a true comparison.

As an exploration company until February 2011 and a development stage company since then, we do not have an ongoing source of revenue. Our revenue stream is normally from interest received on cash in bank and adhoc tenement disposals and Australian Taxation Office refunds.

Other income decreased from A$190,000 for the three months ended June 30, 2011 to A$67,000 for the three months ended June 30, 2012, which primarily represents interest on funds in the bank of A$53,000 (2011: A$149,000), as a result of the reducing cash at bank balances as funds have been used for operational purposes; interest income from a related entity of A$nil (2011: A$35,000) due to lower amounts owed to the Company as a provision for doubtful receivable was created at December 31, 2011 and increase in NADL’s fuel rebate to $14,000 (2011: A$6,000) for fuel usage of the Merlin Project

Costs and expenses decreased from A$6,102,000 in the three months ended June 30, 2011 to A$4,420,000 in the three months ended June 30, 2012. The decrease in expenses is a net result of:

a)
an increase in legal, accounting and professional expense from A$189,000 for the three months ended June 30, 2011 to A$755,000 for the three months ended June 30, 2012. The increase for the three months ending June 30, 2012 relate to professional fees of A$751,000 for attorneys, accountants, experts  and advisors for the spin out of the phosphate assets into a subsidiary which is being prepared for an initial public offering and listing on Australian Securities Exchange.

b)
a decrease in exploration expenditure written off from A$3,096,000 in the three months ended June 30, 2011 to A$757,000 in the three months ended June 30, 2012. The exploration costs include drilling/geological/geophysical/mineral analysis contractors, salaries for contract field staff, travel costs, accommodation and tenement costs on properties where we have not estimated mineral reserves.  In relation to our diamond activities, included within exploration expenditure for the three months ending June 30, 2012 was A$895,000 for further studies confirming the scale and viability of the Merlin project and surrounding areas and costs of the plant and camp which was offset by the proceeds from the sale of a parcel of rough diamonds from the 2010 pre-production trials of A$1,772,000. For the three months ended June 30, 2011, our diamond activities at Merlin and surrounding areas included drilling and trial testing amounting to A$463,000.  On our phosphate activities, we continued to advance the current feasibility test work and for the three months ended June 30, 2012, A$255,000 (2011: A$463,000) of costs were incurred on the Paradise South phosphate project, which were capitalized and included in development costs.

c)	a decrease in aircraft maintenance costs from A$242,000 in the three months ended June 30, 2011 to A$142,000 in the three months ended June 30, 2012, due to reduction in usage.

d)
a decrease in stock based compensation from A$162,000 in the three months ended June 30, 2011 to A$11,000 in the three months ended June 30, 2012. The Company has issued options under the 2006 Incentive Option Plan throughout 2006 to 2010. The decrease is a result of a majority of the options being fully vested in prior periods.

e)
an increase in interest expense from A$59,000 for the three months ended June 30, 2011 to A$451,000 for the three months ended June 30, 2012 due to an advance from an affiliate that incurs interest, interest bearing long term debt and the convertible note.

f)
an increase in convertible note costs from A$nil for the three months ended June 30, 2011 to A$125,000 for the three months ended June 30, 2012 due to the convertible note agreement the Company entered into via its wholly-owned subsidiary, Paradise, with two Australian investment funds. The expense in the current period represents the legal and advisors fees in relation to the issue of the convertible notes (see note 16).

g)
amortization of mineral rights of A$349,000 for the three months ended June 30, 2011 and June 30, 2012. On the acquisition date of the business combination of NADL (August 6, 2009), the Company recognized mineral rights of A$18,873,000. The underlying mineral property licenses have a set term and the mineral rights are being amortized over the term of the licenses.

h)
a decrease in administration expense from A$2,005,000 in the three months ended June 30, 2011 to A$1,830,000 in the three months ended June 30, 2012 is a net result of: (i) an increase in direct costs, indirect costs and service fees charged to the Company by AXIS which increased from A$1,569,000 to A$1,597,000 primarily as a result of a increase in direct costs incurred on our behalf by AXIS; (ii) a decrease in the cost of travel and accommodation relating to the business activities of the Company  from A$186,000 to A$41,000 as there has been less travel for business and marketing purposes in the current quarter; (iii) a decrease in investor relations and other consultants costs from A$173,000 to A$27,000 as a result of decrease in business activity; and (iv) a increase in property rentals and associated costs from A$30,000 to A$155,000 as a result of increase in rent and outgoing costs.

As a result of the foregoing, the loss from operations decreased from A$5,912,000 for the three months ended June 30, 2011 to A$4,353,000 for the three months ended June 30, 2012.

An increase in the foreign currency exchange loss from A$14,000 for the three months ended June 30, 2011 to A$68,000 for the three months ended June 30, 2012 was recorded as a result of the movement in the Australian dollar versus the US dollar.

At December 31, 2011, management considered the recoverability of the amount owed by AXIS and in accordance with the requirements of accounting standards provided a provision for doubtful receivable. For the three months ended June 30, 2012, Axis repaid A$683,000 and accordingly the Company recorded an adjustment to the provision of A$683,000.

A net realized loss of A$71,000 was recorded on revaluation and sale of certain marketable securities, being the difference between the carrying value and market value, was incurred in the three months ended June 30, 2011 for which there was no comparable amount for the three months ended June 30, 2012.

A net realized gain of A$19,000 (2011: loss A$165,000) was recorded on sale of assets, being the difference between cost and sale price, was incurred in the three months ended June 30, 2012.

The Company has written off obsolete assets of A$3,000 (2011: A$5,000) for the three months ended June 30, 2012.

The loss before income taxes and equity in losses of unconsolidated entities was A$6,167,000 for the three months ended June 30, 2011 compared to A$3,722,000 for the three months ended June 30, 2012.

There was no provision for income taxes in either the three months ended June 30, 2012 or 2011.

The equity losses in unconsolidated entities for the three months ended June 30, 2012 amounted to A$129,000 (2011: A$1,076,000). The Company through its investment in NADL holds a 31.14% investment in Top End Uranium Ltd (“TEU”) at June 30, 2012. For the three months ended June 30, 2012 the equity loss for TEU was A$129,000 (2011: A$51,000). The Company holds a 31.50% interest in Northern Capital Resources Corp at June 30, 2012. The carrying value of Northern Capital Resources Corp at June 30, 2012 is A$nil and accordingly no equity loss has been recorded for the three months ended June 30, 2012. The Company held a 31.46% investment in Northern Capital Resources Corp and NADL held 31.06% interest in Top End Uranium Ltd at June 30, 2011.

The net loss was A$3,851,000 for the three months ended June 30, 2012 compared to a net loss of A$7,243,000 for the three months ended June 30, 2011.

The share of the gain attributable to the non-controlling interests of NADL for the three months ended June 30, 2012 amounted to A$109,000, compared to a loss of A$364,000 for the three months ended June 30, 2011. During the three months ended June 30, 2012 NADL exploration expenditure was offset by the proceeds from the sale of a parcel of rough diamonds from the 2010 pre-production trials. At June 30, 2011 the Company’s interest in NADL was 50.69% and at June 30, 2012 its interest was 44.70%. During the three months ended June 30, 2012 the Company purchased a further 30,000 shares in NADL at a cost of A$7,000. In June 2012, NADL placed shares to a third party which had the effect of diluting the Company’s interest in NADL to 44.70%.

The net loss attributable to Legend stockholders amounted to A$3,960,000 for the three months ended June 30, 2012 compared to A$6,879,000 for the three months ended June 30, 2011.

Six Months Ended June 30, 2012 vs. Six Months Ended June 30, 2011.

The Company’s financial statements are prepared in Australian dollars (A$). A number of the costs, expenses and assets of the Company are incurred/held in US$ and the conversion of these costs to A$ means that the comparison of the six months ended June 30, 2012 to the six months ended June 30, 2011 does not always present a true comparison.

As an exploration company until February 2011 and a development stage company since then, we do not have an ongoing source of revenue. Our revenue stream is normally from interest received on cash in bank and adhoc tenement disposals and Australian Taxation Office refunds.

Other income decreased from A$451,000 for the six months ended June 30, 2011 to A$122,000 for the six months ended June 30, 2012, which primarily represents interest on funds in the bank of A$100,000 (2011: A$387,000), as a result of the reducing cash at bank balances as funds have been used for operational purposes; interest income from a related entity of A$nil (2011: A$52,000) due to lower amounts owed to the Company as a provision for doubtful receivable was created at December 31, 2011 and increase in NADL’s fuel rebate to $22,000 (2011: A$12,000) for fuel usage of the Merlin Project

Costs and expenses decreased from A$12,417,000 in the six months ended June 30, 2011 to A$10,380,000 in the six months ended June 30, 2012. The decrease in expenses is a net result of:

i)
an increase in legal, accounting and professional expense from A$308,000 for the six months ended June 30, 2011 to A$1,309,000 for the six months ended June 30, 2012. The increase for the six months ending June 30, 2012 relate to professional fees of A$1,156,000 for attorneys, accountants, experts  and advisors for the spin out of the phosphate assets into a subsidiary which is being prepared for an initial public offering and listing on Australian Securities Exchange.

j)
a decrease in exploration expenditure written off from A$6,134,000 in the six months ended June 30, 2011 to A$2,952,000 in the six months ended June 30, 2012. The exploration costs include drilling/geological/geophysical/mineral analysis contractors, salaries for contract field staff, travel costs, accommodation and tenement costs on properties where we have not estimated mineral reserves.  In relation to our diamond activities, included within exploration expenditure for the six months ending June 30, 2012 was A$1,739,000 for further studies confirming the scale and viability of the Merlin project and surrounding areas and costs of the plant and camp which was offset by the proceeds from the sale of a parcel of rough diamonds from the 2010 pre-production trials of A$1,772,000. For the six months ended June 30, 2011, our diamond activities at Merlin and surrounding areas included drilling and trial testing amounting to A$836,000.  On our phosphate activities, we continued to advance the current feasibility test work and for the six months ended June 30, 2012, A$887,000 of costs were incurred on the Paradise South phosphate project, which were capitalized and included in development costs. We only calculated mineral reserves for Paradise South at the end of the March 2011 quarter so there were no comparable amounts capitalized in 2011 first quarter.

k)	a decrease in aircraft maintenance costs from A$515,000 in the six months ended June 30, 2011 to A$368,000 in the six months ended June 30, 2012, due to reduction in usage.

l)
a decrease in stock based compensation from A$372,000 in the six months ended June 30, 2011 to A$25,000 in the six months ended June 30, 2012. The Company has issued options under the 2006 Incentive Option Plan throughout 2006 to 2010. The decrease is a result of a majority of the options being fully vested in prior periods.

m)
an increase in interest expense from A$127,000 for the six months ended June 30, 2011 to A$560,000 for the six months ended June 30, 2012 due to an advance from an affiliate that incurs interest, interest bearing long term debt and the convertible note.

n)
an increase in convertible note costs from A$nil for the six months ended June 30, 2011 to A$609,000 for the six months ended June 30, 2012 due to the convertible note agreement the Company entered into via its wholly-owned subsidiary, Paradise, with two Australian investment funds. The expense in the current period represents the legal and advisors fees in relation to the issue of the convertible notes (see note 16).

o)
amortization of mineral rights of A$699,000 for the six months ended June 30, 2011 and June 30, 2012. On the acquisition date of the business combination of NADL (August 6, 2009), the Company recognized mineral rights of A$18,873,000. The underlying mineral property licenses have a set term and the mineral rights are being amortized over the term of the licenses.

p)
a decrease in administration expense from A$4,262,000 in the six months ended June 30, 2011 to A$3,858,000 in the six months ended June 30, 2012 is a net result of: (i) an increase in direct costs, indirect costs and service fees charged to the Company by AXIS which increased from A$2,990,000 to A$3,312,000 primarily as a result of a increase in direct costs incurred on our behalf by AXIS; (ii) a decrease in the cost of travel and accommodation relating to the business activities of the Company  from A$429,000 to A$46,000 as there has been less travel for business and marketing purposes in the current quarter; (iii) a decrease in investor relations and other consultants costs from A$370,000 to A$76,000 as a result of decrease in business activity; and (iv) a increase in property rentals and associated costs from A$172,000 to A$303,000 as a result of increase in rent and outgoing costs.

As a result of the foregoing, the loss from operations decreased from A$11,966,000 for the six months ended June 30, 2011 to A$10,258,000 for the six months ended June 30, 2012.

A decrease in the foreign currency exchange loss from A$18,000 for the six months ended June 30, 2011 to A$10,000 for the six months ended June 30, 2012 was recorded as a result of the movement in the Australian dollar versus the US dollar.

An impairment of equity investments was recorded of A$471,000 (2011: $nil) as the Company has assessed the current net asset value of the investment in NCRC from the information available and determined that a provision for impairment was appropriate.

At December 31, 2011, management considered the recoverability of the amount owed by AXIS and in accordance with the requirements of accounting standards provided a provision for doubtful receivable. . For the six months ended June 30, 2012, Axis repaid A$1,270,000 and accordingly the Company recorded an adjustment to the provision of A$1,270,000.

 A net realized loss of A$61,000 was recorded on revaluation and sale of certain marketable securities, being the difference between the carrying value and market value, was incurred in the six months ended June 30, 2011 for which there was no comparable amount for the six months ended June 30, 2012.

A net realized gain of A$19,000 (2011: loss A$165,000) was recorded on sale of assets, being the difference between cost and sale price, was incurred in the six months ended June 30, 2012.

The Company has written off obsolete assets of A$3,000 (2011: A$5,000) for the six months ended June 30, 2012.

The loss before income taxes and equity in losses of unconsolidated entities was A$12,215,000 for the six months ended June 30, 2011 compared to A$9,453,000 for the six months ended June 30, 2012.

The Company has recorded a current tax liability of A$650,000 for the six months ended June 30, 2012 (2011: A$nil) as a result of the transfer of the phosphate assets to a 100% owned subsidiary of Legend.

The equity losses in unconsolidated entities for the six months ended June 30, 2012 amounted to A$309,000 (2011: A$1,474,000). The Company through its investment in NADL holds a 31.14% investment in Top End Uranium Ltd (“TEU”) at June 30, 2012. For the six months ended June 30, 2012 the equity loss for TEU was A$185,000 (2011: A$200,000). The Company holds a 31.50% interest in Northern Capital Resources Corp (“NCRC”) at June 30, 2012. The carrying value of NCRC at June 30, 2012 is A$nil. For the six months ended June 30, 2012 the equity loss for NCRC was A$124,000 (2011: A$1,274,000). The Company held a 31.46% investment in Northern Capital Resources Corp and NADL held 31.06% interest in Top End Uranium Ltd at June 30, 2011.

The net loss was A$10,412,000 for the six months ended June 30, 2012 compared to a net loss of A$13,689,000 for the six months ended June 30, 2011.

The share of the loss attributable to the non-controlling interests of NADL for the six months ended June 30, 2012 amounted to A$593,000, compared to a loss of A$638,000 for the six months ended June 30, 2011. During the six months ended June 30, 2012 NADL exploration expenditure was offset by the proceeds from the sale of a parcel of rough diamonds from the 2010 pre-production trials. At June 30, 2011 the Company’s interest in NADL was 50.69% and at June 30, 2012 its interest was 44.70%. During the six months ended June 30, 2012, 3,656,000 options were exercised at A$0.16 and NADL issued 3,656,000 shares for net consideration of A$580,000 and issued 12,071,221 shares through a private placement for net consideration of A$2,647,000 which resulted in an increase in non-controlling interest of A$3,106,000. During the six months ended June 30, 2012 the Company purchased a further 30,000 shares in NADL at a cost of A$7,000 which resulted in a decrease in non-controlling interest of A$6,000.

The net loss attributable to Legend stockholders amounted to A$9,819,000 for the six months ended June 30, 2012 compared to A$13,051,000 for the six months ended June 30, 2011.

Liquidity and Capital Resources

For the six months ended June 30, 2012, net cash used in operating activities was A$8,509,000 (2011: A$11,006,000) primarily consisting of the net loss of A$10,412,000 (2011: A$13,689,000), depreciation and amortization of A$1,491,000 (2011: A$1,583,000); adjustment to the provision for doubtful receivable of A$1,270,000; increase in accounts receivable of A$183,000 (2011: A$1,318,000); increase in prepayments and deposits of A$92,000 (2011: decrease A$610,000); increase in inventories of A$33,000 (2011: A$nil) and an increase in accounts payable and accrued expenses of A$749,000 (2011: decrease A$327,000).

Net cash used in investing activities was A$875,000 (2011: A$2,786,000) which consisted of the following major items; purchase of an additional 30,000 shares in NADL at a cost of A$7,000 (2011: A$108,000), purchase of plant and equipment A$17,000 (2011: A$1,896,000), included in the purchase of plant and equipment for the six months ended June 30, 2011 was the plant upgrade at Merlin, and additions to mine development of A$887,000 (2011: A$996,000).

Net cash provided by financing activities was A$16,442,000 (2011: (used) A$789,000) being primarily represented by net proceeds from the  issue of convertible notes of  A$10,000,000 for which there was no equivalent for the six months ended June 30, 2011, the private placement of  22,640,725 shares for net proceeds of A$2,256,000 (2011: A$nil), repayments under finance leases of A$143,000 (2011: A$195,000), repayments of advances by affiliates of A$1,247,000 (2011: advance A$769,000), proceeds from loans of A$nil (2011: A$301,000) repayment of long term debt A$145,000 (2011: A$126,000) and in NADL, the private placement of 12,071,221 shares for net proceeds of A$2,647,000 (2011:A$nil) and the exercise of 3,656,000 options for net proceeds of A$580,000 (2011: A$nil).

At June 30, 2012, the Company held US$2,265,000 in US accounts which when converted to Australian dollars results in an unrealized foreign exchange loss of A$27,000.

As at June 30, 2012, the Company had A$8,763,000 in cash.

 We plan to continue our exploration and development program throughout 2012 and the Company has an obligation to incur expenditure on phosphate projects of A$1,800,000, diamond project of A$3,100,000 and other commodity projects of A$400,000. Our budget for the remaining six months of 2012 for general administration costs is A$2,200,000, Paradise’s budget for general and administration costs is A$3,700,000 and NADL’s budget for general administrative costs is A$3,100,000.

On February 13, 2012, the Company announced that it had achieved the first major milestone for financing of its 100% owned Paradise Phosphate Project.

This first step has involved a transfer of all Legend’s phosphate assets into Paradise, a 100% owned subsidiary of Legend; the issue of 100 million ordinary shares (100% of the issued shares of the subsidiary) by the subsidiary to Legend; and funding via a A$7.5 million convertible note facility (“Convertible Note Agreement”) which has been injected into the subsidiary through Acorn Capital Ltd (“Acorn”), an Australian financial institution. In early May 2012, the amount of the convertible note was increased by A$2.5 million. The A$10 million will convert into equity in the subsidiary upon a successful Initial Public Offering (“IPO”) and listing of the subsidiary on the Australian Securities Exchange (“ASX”) within 12 months of the note issue date.

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

The convertible note facility of A$10 million to Paradise is repayable 12 months from the issue date of the agreement. The notes bear interest at the nominal rate of 10% per annum (the actual amount of effective interest depends upon the event that triggers repayment).  If, within 12 months of the completion date of the agreement, Paradise conducts a public offering of securities in Australia and those securities are listed on the Australian Securities Exchange, then the Notes will be convertible into ordinary shares of Paradise at a conversion rate which is based on the pre-money value of Paradise at the time of the public offering of securities. Further, if Paradise proceeds to an IPO; (i) Paradise will be the issuer of the securities to be offered; and (ii) a disclosure document for the offer of the securities under Australian law will be made available when the shares are offered;

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

Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make.  Risks, uncertainties and inaccurate assumptions could cause actual results to differ materially from historical results or those currently anticipated.  Consequently, no forward-looking statement can be guaranteed.  The potential risks and uncertainties that could affect forward looking statements include, but are not limited to:

•	The risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011,

•	The possibility that the phosphates we find are not commercially economical to mine,

•	The possibility that we do not find diamonds or other minerals or that the diamonds or other minerals we find are not commercially economical to mine,

•	The risks and hazards inherent in the mineral exploration and development business (including environmental hazards, industrial accidents, weather or geologically related conditions),

•	Changes in the market price of phosphate, base metals and diamonds,

•	The uncertainties inherent in our exploratory activities, including risks relating to permitting regulatory delays,

•	The effects of environmental and other governmental regulations,

•	Uncertainty as to whether financing will be available to enable further exploration and development,

•	Estimates of proven and probable reserves are subject to considerable uncertainty,

•	Movements in foreign exchange rates,

•	Increased competition, governmental regulation,

•	Performance of information systems,

•	Ability of the Company to hire, train and retain qualified employees,

•	The availability of sufficient, transportation, power and water resources, and

•	Our ability to enter into key exploration and supply agreements and the performance of contract counterparties.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

At June 30, 2012, the Company had long-term debt of A$2,713,000 (US$2,757,000). As the Loan Facility is in US dollars, a change in the exchange rate between the A$ and the US$ will have an effect on the amounts reported in the Company’s consolidated financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the US$ exchange rate will have an A$27,000 effect on the consolidated balance sheet and statement of comprehensive loss.

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

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2012 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

(c)	Other

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of June 30, 2012, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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

101
The following materials from the Legend International Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL):  (i) the Consolidated Statements of Comprehensive Loss, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

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

Dated: August 8, 2012

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

101
The following materials from the Legend International Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL):  (i) the Consolidated Statements of Comprehensive Loss, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

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