Form 10-Q
period 2012-09-30
LEGEND INTERNATIONAL HOLDINGS INC
filed 2012-11-15
CIK 1132143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended September 30, 2012
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

(Check one): Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). ☐ Yes ☒ No

There were 249,047,971 shares of common stock outstanding on November 7, 2012.

SIGNATURES		29

EXHIBIT INDEX		30

Exh. 31.1	Certification	31
Exh. 31.2	Certification	32
Exh. 32.1	Certification	33
Exh. 32.2	Certification	34

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of September 30, 2012, the results of its consolidated operations for the three and nine month periods ended September 30, 2012 and September 30, 2011 and for the cumulative period January 5, 2001 (inception) through September 30, 2012, and the changes in its consolidated cash flows for the nine month periods ended September 30, 2012 and September 30, 2011 and for the cumulative period January 5, 2001 (inception) through September 30, 2012, have been included.  The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Balance Sheet

	September 2012 A$000s	December 2011 A$000s
ASSETS	(unaudited)

Current Assets:
Cash	3,065	1,714
Receivables	287	478
Prepayments	152	132
Advances to affiliates	117	-
Inventories	178	110
Total Current Assets	3,799	2,434

Non-Current Assets:
Property and equipment, net	11,685	12,809
Investment in unconsolidated entities	435	1,306
Other investments	200	200
Deposits	1,167	1,154
Advances to affiliates	708	708
Prepayments	20	27
Development costs	2,769	1,682
Mineral rights	14,444	15,493
Goodwill	1,093	1,093
Total Non-Current Assets	32,521	34,472

Total Assets	36,320	36,906

LIABILITIES

Current Liabilities:
Accounts payable and accrued expenses	2,270	2,145
Advances from affiliates	2,250	2,295
Convertible notes	10,591	-
Current tax liability	650	-
Current portion of long-term debt	305	296
Lease liability	197	283
Total Current Liabilities	16,263	5,019

Non Current Liabilities:
Reclamation and rehabilitation provision	971	969
Long-term debt	2,278	2,559
Lease liability	125	197
Total Non Current Liabilities	3,374	3,725

Total Liabilities	19,637	8,744

Commitments and Contingencies

Stockholders’ Equity
Common stock: US$.001 par value, 400,000,000 shares authorised
249,047,971 and 226,407,246 shares issued and outstanding	298	275
Additional paid-in-capital	166,601	164,200
Retained (deficit) prior to exploration activities	(839)	(839)
Retained (deficit) during exploration period	(107,617)	(107,617)
Retained (deficit) during development period	(54,321)	(39,114)

Legend Stockholders’ Equity	4,122	16,905
Non-controlling interests	12,561	11,257

Total Equity	16,683	28,162

Total Liabilities and Equity	36,320	36,906

The accompanying notes are integral part of the consolidated financial statements.

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statements of Comprehensive Loss
(Unaudited)

	For the three months ended September 30		For the nine months ended September 30		January 5, 2001 (Inception) to September 30,
	2012 A$000s	2011 A$000s	2012 A$000s	2011 A$000s	2012 A$000s

Revenues:

Sales	-	-	-	-	6
less cost of sales	-	-	-	-	(1)

Gross profit	-	-	-	-	5

Other income
Interest income – related entity	45	41	45	93	486
Interest income – other	43	77	143	464	9,765
Other	25	575	47	587	1,730
Total other income	113	693	235	1,144	11,981

Costs and expenses:
Legal, accounting and professional	471	160	1,780	468	5,413
Exploration expenditure	2,321	4,209	5,273	10,343	89,171
Aircraft maintenance	268	246	636	761	3,451
Stock based compensation	11	31	36	403	12,808
Interest expense	353	57	913	184	1,476
Convertible note costs	57	-	666	-	666
Impairment of investment	-	-	-	-	327
Amortization of mineral rights	350	350	1,049	1,049	4,428
Administration expenses	2,505	1,775	6,363	6,037	44,194
Total costs and expenses	(6,336)	(6,828)	(16,716)	(19,245)	(161,934)

(Loss) from operations	(6,223)	(6,135)	(16,481)	(18,101)	(149,948)

Foreign currency exchange gain/(loss)	3	(142)	(7)	(160)	(158)
Adjustment to fair value on stepped acquisition	-	-	-	-	2,201
Impairment of equity investment	-	-	-	-	(6,125)
Impairment of other investment	-	-	(471)	-	(719)
Recovery of (provision for) allowance for doubtful receivable	(313)	-	957	-	(5,882)
Realized gain/(loss) on marketable securities	-	(5)	-	(66)	186
Loss on other investments	-	(62)	-	(62)	(371)
Profit/(loss) from sale of property and equipment	58	(3)	77	(168)	(91)
Writeoff/writedown of assets	-	(25)	(3)	(30)	(282)

(Loss) before income taxes and equity in losses of unconsolidated entities	(6,475)	(6,372)	(15,928)	(18,587)	(161,189)
Provision for income taxes	-	-	(650)	-	(650)

(Loss) before equity in losses of unconsolidated entities	(6,475)	(6,372)	(16,578)	(18,587)	(161,839)
Equity in losses of unconsolidated entities	(92)	(601)	(401)	(2,075)	(9,682)

Net (loss)	(6,567)	(6,973)	(16,979)	(20,662)	(171,521)
Net (gain)/loss attributable to non-controlling interests	1,179	742	1,772	1,380	9,807

Net (loss) attributable to Legend stockholders	(5,388)	(6,231)	(15,207)	(19,282)	(161,714)

Other Comprehensive Income/(Loss):
Foreign currency translation adjustments	-	1,087	-	524	(1,063)

Comprehensive (loss) attributable to Legend stockholders	(5,388)	(5,144)	(15,207)	(18,758)	(162,777)

Amounts attributable to Legend stockholders:
Basic and diluted loss per common shares	(0.02)	(0.02)	(0.06)	(0.08)	(1.42)

	Number (000s)	Number (000s)	Number (000s)	Number (000s)	Number (000s)
Weighted average number of common shares used in per share calculations	249,047	226,473	234,174	226,404	114,262

The accompanying notes are integral part of the consolidated financial statements.

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
for the period ended September 30, 2012
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
for the period ended September 30, 2012
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
for the period ended September 30, 2012
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
for the period ended September 30, 2012
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

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
for the period ended September 30, 2012
(Unaudited)
(continued)

	Common Stock
	Shares 000s	Par Value A$000s	Additional Paid-In Capital A$000s	Retained (Deficit) Prior to Exploration Activities A$000s	Retained (Deficit) During Exploration Period A$000s	Retained (Deficit) During Development Period A$000s	Non-Controlling Interests A$000s	Stockholders’ Equity (Deficit) A$000s
Shares issued on cashless exercise of options	7	-	-	-	-	-	-	-

Amortization of options under stock option plan	-	-	452	-	-	-	-	452

Net loss attributable to Legend stockholders	-	-	-	-	(4,100)	(39,114)	-	(43,214)

Adjustment due to purchase of additional shares in subsidiary	-	-	(60)	-	-	-	(34)	(94)

Net loss attributable to non-controlling stockholders	-	-	-	-	-	-	(2,619)	(2,619)

Balance, December 31, 2011	226,407	275	164,200	(839)	(107,617)	(39,114)	11,257	28,162

Shares issued for cash	22,640	23	2,233	-	-	-	-	2,256

Amortization of options under stock option plan	-	-	36	-	-	-	-	36

Net loss attributable to Legend stockholders	-	-	-	-	-	(15,207)	-	(15,207)

Adjustment due to purchase of additional shares in subsidiary	-	-	(3)	-	-	-	(29)	(32)

Adjustment due to issue of shares by subsidiary	-	-	135	-	-	-	3,105	3,240

Net loss attributable to non-controlling stockholders	-	-	-	-	-	-	(1,772)	(1,772)

Balance, September 30, 2012	249,047	298	166,601	(839)	(107,617)	(54,321)	12,561	16,683

The accompanying notes are integral part of the consolidated financial statements.

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)

	For the nine months ended September 30		January 5, 2001 (Inception) to September 30
	2012 A$000s	2011 A$000s	2012 A$000s
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (Loss)	(16,979)	(20,662)	(171,521)

Adjustments to reconcile net (loss) to net cash(used) by operating activities:
Foreign currency exchange loss	7	160	158
Unrealized gain on marketable securities	-	128	185
Shares and Options issued for Stock Based Compensation	-
- Employees	36	403	12,808
- Consultants	-	-	778
- Exploration agreement	-	-	518
- Registration payment arrangements	-	-	1,265
Provision for reclamation and remediation	(1)	25	969
(Profit)loss on sale of property and equipment	(77)	168	74
Writedown/writeoff of assets	3	30	282
Depreciation and amortization	1,841	2,468	10,236
Adjustment to fair value on stepped acquisition	-	-	(2,201)
Equity accounting loss	401	2,075	9,682
Impairment of equity investment	471	-	6,125
Impairment of other investment	-	-	719
Allowance for doubtful receivable	(957)	-	5,882
Interest receivable	(50)	(93)	(459)
Accrued interest added to principal	591	-	659
Net Change in:
Receivables	171	(2,474)	(609)
Prepayments and deposits	(6)	775	(1,638)
Inventories	(68)	-	(178)
Accounts payable and accrued expenses	443	105	2,062
Net Cash (Used) by Operating Activities	(14,174)	(16,892)	(124,204)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of trading securities	-	503	3,205
Investment in trading securities	-	-	(1,284)
Investment in equity accounted investments	-	-	(19,299)
Acquisition of subsidiary	-	-	(327)
Investment in consolidated entity	(32)	(148)	(13,411)
Purchase of property and equipment	(120)	(1,992)	(16,610)
Development costs	(1,087)	(1,652)	(2,769)
Proceeds from sale of property and equipment	135	215	460
Net Cash (Used) by Investing Activities	(1,104)	(3,074)	(50,035)

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances payable – affiliates	1,542	(938)	(3,469)
Repayment of convertible debenture	-	-	(130)
Repayment of shareholder advance	-	-	(1)
Repayment under finance leases	(238)	(302)	(1,376)
Proceeds from convertible debenture payable	-	-	130
Proceeds from convertible note	10,000	-	10,000
Proceeds from long term debt	-	301	3,240
Repayment for long term debt	(217)	(204)	(507)
Shareholder advance	-	-	7
Proceeds from issuance of stock	2,256	-	155,648
Proceeds from issuance of stock by controlled entity	3,240	54	19,442
Cost of shares issued	(14)	-	(7,282)
Net Cash Provided /(Used) by Financing Activities	16,569	(1,089)	175,702

Effect of exchange rate changes on cash	60	(13)	1,602

Net increase (decrease) in cash	1,351	(21,068)	3,065

Cash at beginning of period	1,714	25,166	-

Cash at end of period	3,065	4,098	3,065

Supplemental Disclosures:
Cash paid for interest	322	262	769
Cash paid for income taxes	-	-	-
Shares and options issued for services	-	-	1,843
Accrued interest and stockholder advances charged to paid in capital	-	-	13
Stock issued for exploration agreement	-	-	518
Stock issued for registration payment arrangement	-	-	1,265
Equipment obtained through a capital lease	73	138	1,523
Capital lease obligation for exploration costs	-	-	4,189
Interest in relation to capital lease for exploration costs	-	-	42
Fair value of warrants in connection with issuance of capital stock	-	-	1,331

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

During the economic downturn of 2008, Legend also decided that part of the Company’s strategy should be to invest into undervalued mining projects should opportunities arise. This investment would not detract from Legend’s primary goal of developing the Phosphate Project and had the aim of diversifying interests to dilute the effect of identified potential project risks.  This was seen as necessary by the Company due to the obviously volatile and unpredictable nature of the commodity markets at the time. Some of these investments include taking a major stake in North Australian Diamonds Ltd (NADL) which controls the Merlin Diamond Mine and includes NADL’s current 31.14% interest in Top End Uranium Ltd and an investment in Northern Capital Resources Corporation which controls gold assets in Nova Scotia, Canada. These are outlined in further detail below.

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

The Company has historically funded its activities from funds provided by capital raising through the issuance of its shares and from advances from affiliated entities. The Company has in place a planning and budgeting process to help determine the funds required to support the Company's operating requirements and its exploration and development plans. Based on this process and the amount of the Company's cash and other current assets as of September 30, 2012, management believes that the Company has sufficient operating liquidity to sustain its activities through 2012. However, as the Company has not yet generated income producing activities, it will continue to seek opportunities to raise additional funds from capital raising efforts through the issuance of its shares, funding from affiliated entities as may be available, debt facilities and other financing arrangements until such time as the Company can commence revenue producing activities.

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

2.      RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. This ASU permits an entity the option to first assess qualitative factors to determine whether it is more-likely-than-not that an indefinite-lived intangible asset is impaired. The results of the qualitative assessment would be used as a basis in determining whether it is necessary to perform the two-step quantitative impairment test.  If the qualitative assessment supports the conclusion that it is more-likely-than-not that the fair value of the asset exceeds its carrying amount, the entity would not need to perform the two-step quantitative impairment test.  The focus of the guidance is to reduce the cost and complexity of performing impairment tests for indefinite-lived intangible assets other than goodwill, and to improve consistency in impairment testing among long-lived asset categories. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted, including for annual and interim impairment tests performed prior to the issuance of the final ASU, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  We have not early-adopted this ASU and do not believe adoption will have a material effect on our financial statements.

Other Recently Issued, but not Yet Effective Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

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

		At September 30, 2012			At December 31, 2011
	Depreciable Life (in years)	Cost A$000s	Accumulated Depreciation A$000s	Net Book Value A$000s	Cost A$000s	Accumulated Depreciation A$000s	Net Book Value A$000s
Land		1,101	-	1,101	1,101	-	1,101
Buildings	40	2,978	(253)	2,725	2,978	(195)	2,783
Leasehold Improvements	1-2	267	(133)	134	267	(102)	165
Motor Vehicles	5	1,566	(891)	675	1,615	(806)	809
Equipment	1-10	4,333	(2,061)	2,272	4,343	(1,482)	2,861
Aircraft	5	4,240	(590)	3,650	4,237	(330)	3,907
Construction in Progress		1,128	-	1,128	1,183	-	1,183
		15,613	(3,928)	11,685	15,724	(2,915)	12,809

The depreciation expense for the nine months ended September 30, 2012 amounted to A$1,184,000 and for the nine months ended September 30, 2011 amounted to A$1,304,000 and accumulated depreciation on assets written off and/or disposed of for the nine months ended September 30, 2012 was A$171,000. Net book value of assets written off and/or disposed of for the nine months ended September 30, 2012 amounted to A$63,000.

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

During the nine months ended September 30, 2012, A$1,087,000 of Paradise South phosphate project costs incurred in the process of preparing the mineral deposit for extraction were capitalized and included in development costs.

5.      DEPOSITS

Deposits held by the Company as at September 30, 2012 and December 31, 2011 consists of:

	September 30, 2012 A$000s	December 31, 2011 A$000s
Term deposit as security for a Banker’s Undertaking	315	299
Cash deposits provided to Government Departments for the purpose of guaranteeing the Company’s performance in accordance with mining law	699	707
Other	153	148
	1,167	1,154

6.      STOCKHOLDERS EQUITY

Common Stock

Effective June 29, 2012, Legend issued 22,640,725 shares of Common Stock at a placement price of US$0.10 raising A$2,256,000 (US$2,264,073). The securities were issued pursuant to a private placement and are issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended (“the Act”) under Section 4 (2) of the Act.

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

A summary of option activity under the Plan as of September 30, 2012, and changes during the nine months then ended is presented below:

Options	Shares 000s	Weighted-Average Exercise Price
Balance, December 31, 2011	22,575	$1.33
Granted	-	-
Exercised	-	-
Forfeited and expired	(563)	$1.00
Balance, September 30, 2012	22,012	$1.33
Options exercisable at September 30, 2012	21,845	$1.34

At the time of an issue of options, management assess the forfeiture rate to be used for the issue based on historical experience and management’s view on the likelihood that the individual will continue employment to the end of the vesting period. The forfeiture rates historically have varied between 33.3% and 100%.

For the nine months ended September 30, 2012, stock-based compensation expense relating to stock options was A$36,000. No income tax benefit was recognized in the nine months ended September 30, 2012 for stock-based compensation arrangements. As at September 30, 2012, there was A$8,000 of unrecognized compensation cost, before income taxes, related to unvested stock options.

	Options Outstanding			Options Exercisable
Exercise Price US$	Number Outstanding 000s	Weighted Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Number Exercisable 000s	Weighted Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price
$0.444	1,856	4.11		1,856	4.11
$1.000	13,256	5.11		13,089	5.07
$2.000	5,900	5.43		5,900	5.43
$3.480	1,000	5.78		1,000	5.78
	22,012	5.14	$1.33	21,845	5.12	$1.34

The aggregate intrinsic value of outstanding stock options at September 30, 2012 was A$nil and the aggregate intrinsic value of exercisable stock options was A$nil.

North Australian Diamonds Limited (“NADL”)

Options

The number of NADL options outstanding over unissued ordinary shares at September 30, 2012 is nil. For the nine months ended September 30, 2012, 3,656,000 options were exercised at A$0.16 and NADL issued 3,656,000 shares for net consideration of A$580,000.

Directors, Officers and other Permitted Persons NADL Option Plan

At September 30, 2012, no options are on issue under this plan.

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

During the nine months ended September 30, 2011, AXIS charged the Company A$4,506,000 for management and administration services and A$5,314,000 for exploration services. The Company paid A$12,553,000 for 2011 charges and advanced AXIS A$1,096,000.The amount owed by AXIS at September 30, 2011 under non-current assets – advances to affiliates was A$6,740,000. For the nine months ended September 30, 2011, the Company charged AXIS interest of A$93,000 at a rate of 11.19%. At December 31, 2011, management considered the recoverability of the amount owed by AXIS and in accordance with the requirements of accounting standards provided a A$6,839,000 provision for doubtful receivable during the 4th quarter of 2011. The amount owed by AXIS at December 31, 2011 under non-current assets – advance to affiliates was A$645,000.

During the nine months ended September 30, 2012, AXIS charged the Company A$5,165,000 for management and administration services and A$2,449,000 for exploration and development services. The Company paid A$6,752,000 for 2012 charges and AXIS repaid A$140,000. For the nine months ended September 30, 2012, AXIS repaid A$957,000 and accordingly, the Company recorded an adjustment to the provision of A$957,000. For the nine months ended September 30, 2012, the Company charged AXIS interest of A$45,000 at a rate of 10.24%.The amount owed by AXIS at September 30, 2012 under non-current assets – advances to affiliates was A$645,000.

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

During the nine months ended September 30, 2012, NADL issued 3,656,000 shares for net consideration of A$580,000 due to the exercise of 3,656,000 options. On June 28, 2012, NADL issued 12,071,221 shares through a private placement for net consideration of A$2,647,000. During the nine months ended September 30, 2012, the Company acquired 165,000 additional shares in NADL at a cost of A$32,000. The net dilutive effect of the issues and acquisitions reduced the Company’s interest to approximately 44.80%. The management of the Company believes it has the ability to control the operations of NADL through its share ownership as well as having control of the management of the day to day operations. Additionally, three of the four Directors of Legend are also Directors of NADL. It is management’s conclusion that the Company has a controlling financial interest in NADL and accordingly, it should continue to consolidate NADL’s results into the Company. The Company through its investment in NADL holds a 31.14% interest in Top End Uranium (“TEU”). During the nine months ended September 30, 2012, NADL charged TEU for corporate and direct costs. The amount owed by TEU at September 30, 2012 under current assets – advances to affiliates was A$117,000.

During the 2010 and 2011 years, the Company took a private placement of shares of common stock in Northern Capital Resources Corp (“NCRC”). At December 31, 2011 and September 30, 2012, the Company held 31.50% of the shares of NCRC. The Company’s President and Chief Executive Officer and one of its independent Directors are President and Chief Executive Officer and Director respectively of NCRC. The amount owed by NCRC at September 30, 2012 included under non-current assets – advances to affiliates was A$63,000.

During the 2011 year, Edinox Pty Ltd (“Edinox”), a company associated with Mr J I Gutnick, advanced the Company A$2,264,000. The Company has provided security in the form of properties owned by Legend for the advance. At December 31, 2011, the Company owed Edinox A$2,295,000 and at September 30, 2012, the Company owed Edinox A$2,250,000. For the nine months ended September 30, 2012, Edinox charged the Company interest at a rate between 5.39% and 6.32% and costs of A$134,000. In the nine months ended September 30, 2012, the Company paid A$179,000 to Edinox for interest and costs.

8.      RECLAMATION AND REMEDIATION

A$000s

Balance January 1, 2012	969
Increase as a result of rehabilitation requirement on exploration undertaken during the period	30
Decrease as a result of rehabilitation performed during the year	(28)
Closing balance September 30, 2012	971

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

9.      LEASE LIABILITY

A$000s
The Company entered into capital finance lease agreements for motor vehicles. The leases are non-cancellable and require total monthly repayments of A$25,000 and expire at various dates from 2012 to 2014. Future minimum payments due for the remaining term of the leases as of September 30, 2012 are as follows:

2012	76
2013	157
2014	57
2015	14
2016	41
345
Less amounts representing interest	23
322

Current liability	197
Non-current liability	125
322

At September 30, 2012, the net book value of the motor vehicles under capital finance leases amounts to:	542

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

Other Investments

During December 2009, the Company invested A$2,784,000 in exchange for shares in a Fund that purchases shares in companies quoted on international stock exchanges. The fair value of the equity security is not readily determinable from published information. The Company accounts for these investments at cost and reviews the carrying amount for impairment at each balance sheet date. During 2011, the Company redeemed the investment and at December 31, 2011, had received A$1,695,000 (US$1,724,000) of the redeemed investment. At December 31, 2011 the Company assessed the current net asset value of the remaining investment from information provided by the Fund Manager and determined that a provision for impairment was appropriate of A$719,000 (US$732,000). The Company considers the provision remains appropriate as at September 30, 2012

11.     COMMITMENTS AND CONTINGENCIES

The Company is a party to claims that arose in the normal course of business. Management of the Company believes that the ultimate outcome of these claims will not have a material effect on the consolidated financial statements.

The Company has entered into lease agreements for the rental of office premises and equipment which expire between 2012 and 2014. The lease agreements have a monthly payment as adjusted by the increase in the consumer price index in Australia annually, and the future commitment amounts to A$151,000.

A$000s
Future minimum lease payments under the Company’s non-cancellable operating leases are as follows:

2012	46
2013	78
2014	27

151

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

A$000s
Not later than one year	2,604
Later than one year but not later than five years	5,054
Later than five years but not later than twenty one years	1,365

9,023

12.     FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB issued ASC Topic 825 “Financial Instruments” which requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The Company’s financial instruments include cash, receivables, other investments and advances due from affiliates (see note 7). The carrying amounts of cash approximate their respective fair values due to the short term maturities of these instruments. The fair value of advances due from affiliates are not practicable to estimate as no similar market exists for these instruments and as it does not have a specified date of repayment.

The Company’s other financial instruments consists of convertible notes and long-term debt, including current portion. The carrying values of this obligation, for each period presented, approximate fair value.

13.     INVESTMENTS/SUBSIDARIES

Consolidated Entities

Paradise Phosphate Limited (“Paradise”)

The Company holds 100% of the shares of Paradise which commenced operating during the nine months ended September 30, 2012. During the nine months ended September 30, 2012, Paradise issued 100,000,000 shares to Legend for all of Legend’s phosphate assets. The assets were transferred at their respective cost basis. Legend has recorded an estimated current tax liability of A$650,000 as a result of the transfer of the assets to Paradise. The amount of other income of Paradise for the nine months ended September 30, 2012 included in the Consolidated Statements of Comprehensive Loss amounts to A$181,000, and the amount of loss is A$7,401,000.

North Australian Diamonds Limited (“NADL”)

At December 31, 2011, the Company’s holding in NADL was 50.69%. During the nine months ended September 30, 2012, NADL issued 3,656,000 shares for net consideration of A$580,000 upon the exercise of 3,656,000 options. On June 28, 2012, NADL issued 12,071,221 shares through a private placement for net consideration of A$2,647,000. During the nine months ended September 30, 2012, the Company acquired 165,000 additional shares in NADL at a cost of A$32,000. The net dilutive effect of the issues and acquisitions reduced the Company’s interest to approximately 44.80%. The management of the Company believes it has the ability to control the operations of NADL through its share ownership as well control of the management of the day to day operations. Additionally, the Company’s President and Chief Executive Officer and two of its independent Directors serving as Executive Chairman and Managing Director, and Directors, respectively, of NADL. It is management’s conclusion that the Company has a controlling financial interest in NADL and accordingly, it should continue to consolidate NADL’s results into the Company. The amount of other income of NADL for the nine months ended September 30, 2012 and 2011 included in the Consolidated Statements of Comprehensive Loss amounts to A$3,444,000 and A$787,000 respectively, and the amount of loss is A$3,314,000 and A$3,580,000 respectively. For the nine months ended September 30, 2012 the loss was offset by the proceeds from the sale of a parcel of rough diamonds from the pre-production trials of A$1,772,000.

Teutonic Minerals Pty Ltd (“Teutonic”)

The Company holds 100% of the shares of Teutonic. At September 30, 2012 and December 31, 2011 and for the nine months ended September 30, 2012 and 2011, the financial position and results of operations of Teutonic were not material.

Alexya Pty Ltd (“Alexya”)

On October 22, 2010, the Company incorporated a wholly owned Australian subsidiary, Alexya to hold a certain asset and liability which has been consolidated in the accompanying consolidated financial statements. For the nine months ended September 30, 2012 and 2011, the amount of revenue of Alexya included in the Consolidated Statements of Comprehensive Loss is A$nil and A$nil respectively, and the amount of the loss is A$727,000 and A$1,090,000 respectively.

Other Subsidiaries

The Company also has the following wholly owned inactive subsidiaries:

●	Legend International Holdings Limited

●	Legend Diamonds Pty Ltd.

Equity Investments

Northern Capital Resources Corp (“NCRC”)

At September 30, 2012 and December 31, 2011 the Company’s holding in NCRC was 31.50%. At December 31, 2011 the carrying value of the investment was A$595,000. For the nine months ended September 30, 2012 and 2011, the Company recorded an equity loss in NCRC of A$124,000 and A$1,758,000 respectively. At September 30, 2012, the Company made an assessment of the carrying value of the investment in NCRC and concluded that it needed to impair the carrying value. This assessment took into account the net asset position of NCRC. As a result, the Company impaired the carrying value of the investment and has recorded an impairment of equity investment of A$471,000 in the Company’s consolidated statement of comprehensive loss. At September 30, 2012, the carrying value of the investment was A$nil. At September 30, 2012, the investment in the unconsolidated entity is accounted for under the equity method.

The following table presents summary unaudited financial information for NCRC as of September 30, 2012 and for the nine months thus ended. Such summary financial information has been provided herein based upon the individual significance of this unconsolidated equity investment to the consolidated financial information of the Company:

	September 2012 A$000s	September 2011 A$000s
Current assets	884	2,264
Non-current assets	3,821	40,193
Total assets	4,705	42,457
Current liabilities	472	1,179
Non-current liabilities	946	7,360
Total liabilities	1,418	8,539
Total shareholders’ equity	3,287	33,918
Non controlling interest	(5,626)	(14,692)
Shareholder equity attributable to NCRC	(2,339)	19,226
Net profit/(loss)	(2,798)	(5,587)

The excess of the carrying value of this equity investment to the Company’s share of underlying equity in the net assets of the investee at September 30, 2012 approximates A$nil.

Top End Uranium Ltd (“TEU”)

The Company through its investment in NADL holds a 31.14% interest in TEU which has a carrying value of A$435,000 at September 30, 2012. For the nine months ended September 30, 2012 and 2011, the Company recorded an equity loss in TEU of A$277,000 and A$317,000 respectively. At September 30, 2012, the investment in the unconsolidated entity is accounted for under the equity method.

The following table presents summary unaudited financial information for TEU as of September 30, 2012 and for the nine months thus ended. Such summary financial information has been provided herein based upon the individual significance of this unconsolidated equity investment to the consolidated financial information of the Company:

	September 2012 A$000s	September 2011 A$000s
Current assets	1,932	3,824
Non- current assets	1,067	9
Total assets	2,999	3,833
Current liabilities	442	243
Total liabilities	442	243
Total shareholders’ equity	2,557	3,590
Net profit/(loss)	(889)	(1,021)

The Company’s share of the underlying equity in the net assets of the investee at September 30, 2012 approximates A$336,000 in excess of its carrying value.

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

15.     MINERAL RIGHTS

Mineral rights were recorded upon the acquisition of NADL during 2009 based upon an independent expert’s report prepared for NADL as part of its Target’s Statement to respond to the on market takeover offer by the Company, which included a valuation of Mineral Rights of the mineral properties of NADL with mineralized material which were valued at A$18,873,000. The underlying mineral property licenses have a set term and the Mineral Rights are being amortized over the term of the licenses. The amortization charge for the nine months ended September 30, 2012 is A$1,049,000 (2011: A$1,049,000) and the net carrying value of Mineral Rights at September 30, 2012 is A$14,444,000.

16.     CONVERTIBLE NOTES

Effective as of February 7, 2012, the Company entered into a convertible note agreement via its wholly-owned subsidiary, Paradise, with two Australian investment funds, pursuant to which Paradise issued A$7.5 million in principal amount of notes due 12 months from the issue date (the “Notes”), which bear interest at a nominal rate of 10% per annum (the actual amount of effective interest depends upon the event that triggers repayment). If, within 12 months of the completion date of the agreement, Paradise conducts a public offering of securities in Australia and those securities are listed on the Australian Securities Exchange, then the Notes will be converted into ordinary shares of Paradise at a conversion rate which is based on the pre-money value of Paradise at the time of the public offering of securities. On April 30, 2012, Paradise raised A$2.5 million via an increase in the convertible note facility on the same terms and conditions set out for the A$7.5 million. As at September 30, 2012 interest of $591,000 has been incurred on the Notes and included with the principal balance on the Consolidated Balance Sheet.

17.     LONG TERM DEBT

During November 2010, the Company entered into a US$ denominated loan facility agreement with a third party lender, which provides for a US$3.2 million credit facility and has a term of five years. Interest on borrowings under the agreement is fixed at 6.70% per annum.

Borrowings under this agreement amounted to A$2.58 million (US$2.68 million) at September 30, 2012 and is secured by certain equipment purchased by the Company. This debt matures in 2015 with the aggregate amount of payment obligations after September 30, 2012 as follows:

Year	A$000s

2012	74
2013	310
2014	332
2015	1,867

Total	$2,583

18.     COMPREHENSIVE INCOME (LOSS)

The Company follows ASC Topic 220 “Comprehensive Income” (“ASC 220”). ASC 220 requires a company to report comprehensive profit (loss) and its components in a full set of financial statements. Comprehensive income profit/(loss) is the change in equity during a period from transactions and other events and circumstances from non-owner sources such as unrealized gains (losses) on foreign currency translation adjustments. Changes in unrealized foreign currency translation adjustments during the nine months ended September 30, 2012 and 2011 amounted to A$nil and A$524,000 respectively. Accordingly, the comprehensive (loss) attributable to Legend’s stockholders for the nine months ended September 30, 2012 and 2011 amounted to A$(15,207,000) and A$(18,758,000) respectively.

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

The Company is subject to taxation in both the USA and Australia.

At September 30, 2012, the net deferred tax asset consisted of the following:

	USA 2012 A$000s	Australia 2012 A$000s	Total 2012 A$000s
Deferred tax assets

Net operating loss carry-forward	16,111	29,329	45,440
Exploration expenditure	20,619	-	20,619
Deferred tax assets realised	(26,246)	(23,473)	(49,719)
Less valuation allowance	(10,484)	(5,856)	(16,340)
Net deferred taxes	-	-	-

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

On October 26, 2012 Paradise announced that it will postpone its initial public offering and proposed listing on the Australian Stock Exchange.

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

The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar during the periods indicated:

9 months ended September 30, 2011              A$1.00 = US$0.9792
9 months ended September 30, 2012              A$1.00 = US$1.0379
9 months ended September 30, 2011              A$1.00 = CDN$1.0111
9 months ended September 30, 2012              A$1.00 = CDN$1.0209

RESULTS OF OPERATION

Three Months Ended September 30, 2012 vs. Three Months Ended September 30, 2011.

The Company’s financial statements are prepared in Australian dollars (A$). A number of the costs, expenses and assets of the Company are incurred/held in US$ and the conversion of these costs to A$ means that the comparison of the three months ended September 30, 2012 to the three months ended September 30, 2011 does not always present a true comparison.

As an exploration company until February 2011 and a development stage company since then, we do not have an ongoing source of revenue. Our revenue stream is normally from interest received on cash in bank and adhoc tenement disposals and Australian Taxation Office refunds.

Other income decreased from A$693,000 for the three months ended September 30, 2011 to A$113,000 for the three months ended September 30, 2012, which primarily represents interest on funds in the bank of A$43,000 (2011: A$ A$77,000), as a result of the reducing cash at bank balances as funds have been used for operational purposes; interest income from a related entity of A$45,000 (2011: A$41,000); NADL’s fuel rebate of $11,000 (2011: A$13,000) for fuel usage of the Merlin Project and sundry income A$14,000 and for the three months ended September 30, 2011 A$547,000 being a refund from the government for research and development.

Costs and expenses decreased from A$6,828,000 in the three months ended September 30, 2011 to A$6,336,000 in the three months ended September 30, 2012. The decrease in expenses is a net result of:

a)
an increase in legal, accounting and professional expense from A$160,000 for the three months ended September 30, 2011 to A$471,000 for the three months ended September 30, 2012. The increase for the three months ending September 30, 2012 relate to professional fees of A$428,000 for attorneys, accountants, experts  and advisors for the initial public offering and listing on Australian Securities Exchange of the phosphate assets. On October 26, 2012 Paradise announced that it will postpone its initial public offering and proposed listing on the Australian Stock Exchange.

b)
a decrease in exploration expenditure written off from A$4,209,000 in the three months ended September 30, 2011 to A$2,321,000 in the three months ended September 30, 2012. The exploration costs include drilling/geological/geophysical/mineral analysis contractors, salaries for contract field staff, travel costs, accommodation and tenement costs on properties where we have not estimated mineral reserves. On our phosphate activities, we continued to advance the current feasibility test work and for the three months ended September 30, 2012, A$200,000 of costs were incurred on the Paradise South phosphate project which were capitalized and included in development costs. In relation to our diamond activities, included within exploration expenditure for the three months ending September 30, 2012 was A$1,118,000 for further studies confirming the scale and viability of the Merlin project and surrounding areas and costs of the plant and camp. For the three months ended September 30, 2011, our diamond activities at Merlin and surrounding areas included drilling and trial testing amounting to A$1,266,000.

c)	an increase in aircraft maintenance costs from A$246,000 in the three months ended September 30, 2011 to A$268,000 in the three months ended September 30, 2012.

d)
a decrease in stock based compensation from A$31,000  in the three months ended September 30, 2011 to A$11,000 in the three months ended September 30, 2012. The Company has issued options under the 2006 Incentive Option Plan throughout 2006 to 2010. The decrease is a result of a majority of the options being fully vested in prior periods.

e)
an increase in interest expense from A$57,000 for the three months ended September 30, 2011 to A$353,000 for the three months ended September 30, 2012 due to (a) an advance from an affiliate that incurs interest, (b) interest bearing long term debt and (c) the convertible note.

f)
an increase in convertible note costs from A$nil for the three months ended September 30, 2011 to A$57,000 for the three months ended September 30, 2012 due to the convertible note agreement the Company entered into via its wholly-owned subsidiary, Paradise, with two Australian investment funds. The expense represents the legal and advisors fees in relation to the issue of the convertible notes (see note 16).

g)
amortization of mineral rights of A$350,000 for the three months ended September 30, 2011 and September 30, 2012. On the acquisition date of the business combination of NADL (August 6, 2009), the Company recognized mineral rights of A$18,873,000. The underlying mineral property licenses have a set term and the mineral rights are being amortized over the term of the licenses.

h)
an increase in administration expense from A$1,775,000  in the three months ended September 30, 2011 to A$2,505,000 in the three months ended September 30, 2012 is a net result of: (i) an increase in direct costs, indirect costs and service fees charged to the Company by AXIS which increased from A$1,517,000  to A$1,853,000 primarily as a result of an increase in direct costs incurred on our behalf by AXIS; (ii) a increase in the cost of travel and accommodation relating to the business activities of the Company  from A$94,000 to A$108,000; (iii) a increase in investor relations and other consultants costs from A$162,000 to A$248,000 as a result of increase in business activity; and (iv) a increase in property rentals and associated costs from A$50,000  to A$167,000 as a result of increase in rent and outgoing costs.   In overall terms, the costs have increased from 2011 to 2012 as a result of the work involved in the Paradise public offering and proposed listing on the Australian Stock Exchange.

As a result of the foregoing, the loss from operations increased from A$6,135,000 for the three months ended September 30, 2011 to A$6,223,000 for the three months ended September 30, 2012.

An decrease in the foreign currency exchange loss from A$142,000 for the three months ended September 30, 2011 to a gain of A$3,000 for the three months ended September 30, 2012 was recorded as a result of the movement in the Australian dollar versus the US dollar.

At December 31, 2011, management considered the recoverability of the amount owed by AXIS and in accordance with the requirements of accounting standards provided a provision for doubtful receivable. For the three months ended September 30, 2012, the Company advanced AXIS A$313,000 and accordingly recorded an adjustment to the provision of A$313,000.

A net realized loss of A$5,000 was recorded on revaluation and sale of certain marketable securities, being the difference between the carrying value and market value, was incurred in the three months ended September 30, 2011 for which there was no comparable amount for the three months ended September 30, 2012.

A loss on disposal of other investments of A$62,000 being the difference between the cost of the investment and net proceeds, was incurred in the three months ended September 30, 2011 for which there was no comparable amount for the three months ended September 30, 2012.

A net realized gain of A$58,000 (2011: loss A$3,000) was recorded on sale of property and euipment, being the difference between carrying value and sale price, was incurred in the three months ended September 30, 2012.

The Company had written off obsolete assets of A$25,000 for the three months ended September 30, 2011 for which there was no comparable amount for the three months ended September 30, 2012.

The loss before income taxes and equity in losses of unconsolidated entities was A$6,372,000 for the three months ended September 30, 2011 compared to A$6,475,000 for the three months ended September 30, 2012.

There was no provision for income taxes in either the three months ended September 30, 2012 or 2011.

The equity losses in unconsolidated entities for the three months ended September 30, 2012 amounted to A$92,000 (2011: A$601,000). The Company through its investment in NADL holds a 31.14% investment in TEU at September 30, 2012. For the three months ended September 30, 2012 the equity loss for TEU was A$92,000 (2011: A$117,000). The Company holds a 31.50% interest in NCRC at September 30, 2012. The carrying value of Northern Capital Resources Corp at September 30, 2012 is A$nil and accordingly no equity loss has been recorded for the three months ended September 30, 2012.

The net loss was A$6,567,000 for the three months ended September 30, 2012 compared to a net loss of A$6,973,000 for the three months ended September 30, 2011.

The share of the gain attributable to the non-controlling interests of NADL for the three months ended September 30, 2012 amounted to A$1,179,000, compared to a loss of A$742,000 for the three months ended September 30, 2011. During the three months ended September 30, 2012 NADL exploration expenditure was offset by the proceeds from the sale of a parcel of rough diamonds from the pre-production trials. At September 30, 2011 the Company’s interest in NADL was 50.69% and at September 30, 2012 its interest was 44.70%. During the three months ended September 30, 2012 the Company purchased a further 135,000 shares in NADL at a cost of A$25,000 which resulted in a decrease in non controlling interest of A$23,000.

The net loss attributable to Legend stockholders amounted to A$5,388,000 for the three months ended September 30, 2012 compared to A$5,144,000 for the three months ended September 30, 2011.

Nine Months Ended September 30, 2012 vs. Nine Months Ended September 30, 2011.

The Company’s financial statements are prepared in Australian dollars (A$). A number of the costs, expenses and assets of the Company are incurred/held in US$ and the conversion of these costs to A$ means that the comparison of the nine months ended September 30, 2012 to the nine months ended September 30, 2011 does not always present a true comparison.

As an exploration company until February 2011 and a development stage company since then, we do not have an ongoing source of revenue. Our revenue stream is normally from interest received on cash in bank and adhoc tenement disposals and Australian Taxation Office refunds.

Other income decreased from A$1,144,000 for the nine months ended September 30, 2011 to A$235,000 for the nine months ended September 30, 2012, which primarily represents interest on funds in the bank of A$143,000 (2011: A$464,000) which has reduced as a result of the reducing cash at bank balances as funds have been used for operational purposes; interest income from a related entity of A$45,000 (2011: A$93,000); increase in NADL’s fuel rebate to $33,000 (2011: A$25,000) for fuel usage of the Merlin Project and sundry income of A$14,000; and for the three months ended September 30, 2011, A$547,000 being a refund from the government for research and development.

Costs and expenses decreased from A$19,245,000 in the nine months ended September 30, 2011 to A$16,716,000 in the nine months ended September 30, 2012. The decrease in expenses is a net result of:

i)
an increase in legal, accounting and professional expense from A$468,000 for the nine months ended September 30, 2011 to A$1,780,000 for the nine months ended September 30, 2012. The increase for the nine months ending September 30, 2012 relate to professional fees of A$1,656,000 for attorneys, accountants, experts  and advisors for the initial public offering and listing on Australian Securities Exchange of the phosphate assets. On October 26, 2012 Paradise announced that it will postpone its initial public offering and proposed listing on the Australian Stock Exchange.

j)
a decrease in exploration expenditure written off from A$10,343,000 in the nine months ended September 30, 2011 to A$5,273,000 in the nine months ended September 30, 2012. The exploration costs include drilling/geological/geophysical/mineral analysis contractors, salaries for contract field staff, travel costs, accommodation and tenement costs on properties where we have not estimated mineral reserves. On our phosphate activities, we continued to advance the current feasibility test work and for the nine months ended September 30, 2012 A$1,087,000 (2011: A$1,652,000) of costs were incurred on the Paradise South phosphate project, which were capitalized and included in development costs. In relation to our diamond activities, included within exploration expenditure for the nine months ending September 30, 2012 was A$2,857,000 for further studies confirming the scale and viability of the Merlin project and surrounding areas and costs of the plant and camp which was offset by the proceeds from the sale of a parcel of rough diamonds from the pre-production trials of A$1,729,000. For the nine months ended September 30, 2011, our diamond activities at Merlin and surrounding areas included drilling and trial testing amounting to A$2,145,000. On our phosphate activities, we continued to advance the current feasibility test work and for the nine months ended September 30, 2012 A$1,087,000 (2011: A$1,652,000) of costs were incurred on the Paradise South phosphate project, which were capitalized and included in development costs.

k)	a decrease in aircraft maintenance costs from A$761,000 in the nine months ended September 30, 2011 to A$636,000 in the nine months ended September 30, 2012, due to reduction in usage.

l)
a decrease in stock based compensation from A$403,000 in the nine months ended September 30, 2011 to A$36,000 in the nine months ended September 30, 2012. The Company has issued options under the 2006 Incentive Option Plan throughout 2006 to 2010. The decrease is a result of a majority of the options being fully vested in prior periods.

m)
an increase in interest expense from A$184,000 for the nine months ended September 30, 2011 to A$913,000 for the nine months ended September 30, 2012 due to (a) an advance from an affiliate that incurs interest, (b) interest bearing long term debt and (c) the convertible note.

n)
an increase in convertible note costs from A$nil for the nine months ended September 30, 2011 to A$666,000 for the nine months ended September 30, 2012 due to the convertible note agreement the Company entered into via its wholly-owned subsidiary, Paradise, with two Australian investment funds. The expense in the current period represents the legal and advisors fees in relation to the issue of the convertible notes (see note 16).

o)
amortization of mineral rights of A$1,049,000 for the nine months ended September 30, 2011 and September 30, 2012. On the acquisition date of the business combination of NADL (August 6, 2009), the Company recognized mineral rights of A$18,873,000. The underlying mineral property licenses have a set term and the mineral rights are being amortized over the term of the licenses.

p)
an increase in administration expense from A$6,037,000 in the nine months ended September 30, 2011 to A$6,363,000 in the nine months ended September 30, 2012 is a net result of: (i) an increase in direct costs, indirect costs and service fees charged to the Company by AXIS which increased from A$4,507,000 to A$5,165,000 primarily as a result of an increase in direct costs incurred on our behalf by AXIS; (ii) a decrease in the cost of travel and accommodation relating to the business activities of the Company  from A$523,000 to A$154,000 as there has been less travel for business and marketing purposes in the current year; (iii) a decrease in investor relations and other consultants costs from A$532,000 to A$324,000 as a result of decrease in business activity; and (iv) a increase in property rentals and associated costs from A$222,000 to A$470,000 as a result of increase in rent and outgoing costs. In overall terms, the costs have increased from 2011 to 2012 as a result of the work involved in the Paradise public offering and proposed listing on the Australian Stock Exchange.

As a result of the foregoing, the loss from operations decreased from A$18,101,000 for the nine months ended September 30, 2011 to A$16,481,000 for the nine months ended September 30, 2012.

A decrease in the foreign currency exchange loss from A$160,000 for the nine months ended September 30, 2011 to A$7,000 for the nine months ended September 30, 2012 was recorded as a result of the movement in the Australian dollar versus the US dollar.

An impairment of equity investments was recorded of A$471,000 (2011: $nil) as the Company has assessed the current net asset value of the investment in NCRC from the information available and determined that a provision for impairment was appropriate.

At December 31, 2011, management considered the recoverability of the amount owed by AXIS and in accordance with the requirements of accounting standards provided a provision for doubtful receivable. For the nine months ended September 30, 2012, AXIS repaid A$957,000 and accordingly the Company recorded an adjustment to the provision of A$957,000.

A loss on disposal of other investments of A$62,000 being the difference between the cost of the investment and net proceeds, was incurred in the three months ended September 30, 2011 for which there was no comparable amount for the three months ended September 30, 2012.

 A net realized loss of A$66,000 was recorded on revaluation and sale of certain marketable securities, being the difference between the carrying value and market value, was incurred in the nine months ended September 30, 2011 for which there was no comparable amount for the nine months ended September 30, 2012.

A net realized gain of A$77,000 (2011: loss A$168,000) was recorded on sale of assets, being the difference between carrying value and sale price, was incurred in the nine months ended September 30, 2012.

The Company has written off obsolete assets of A$3,000 (2011: A$30,000) for the nine months ended September 30, 2012.

The loss before income taxes and equity in losses of unconsolidated entities was A$18,587,000 for the nine months ended September 30, 2011 compared to A$16,578,000 for the nine months ended September 30, 2012.

The Company has recorded a current tax liability of A$650,000 for the nine months ended September 30, 2012 (2011: A$nil) as a result of the transfer of the phosphate assets to a 100% owned subsidiary of Legend.

The equity losses in unconsolidated entities for the nine months ended September 30, 2012 amounted to A$401,000 (2011: A$2,075,000). The Company through its investment in NADL holds a 31.14% investment in TEU at September 30, 2012. For the nine months ended September 30, 2012 the equity loss for TEU was A$277,000 (2011: A$317,000). The Company holds a 31.50% interest in NCRC at September 30, 2012. The carrying value of NCRC at September 30, 2012 is A$nil. For the nine months ended September 30, 2012 the equity loss for NCRC was A$124,000 (2011: A$1,758,000).

The net loss was A$16,979,000 for the nine months ended September 30, 2012 compared to a net loss of A$20,662,000 for the nine months ended September 30, 2011.

The share of the loss attributable to the non-controlling interests of NADL for the nine months ended September 30, 2012 amounted to A$1,772,000, compared to a loss of A$1,380,000 for the nine months ended September 30, 2011. During the nine months ended September 30, 2012 NADL exploration expenditure was offset by the proceeds from the sale of a parcel of rough diamonds from the pre-production trials. At September 30, 2011 the Company’s interest in NADL was 50.69% and at September 30, 2012 its interest was 44.70%. During the nine months ended September 30, 2012, 3,656,000 options were exercised at A$0.16 and NADL issued 3,656,000 shares for net consideration of A$580,000 and issued 12,071,221 shares through a private placement for net consideration of A$2,647,000 which resulted in an increase in non-controlling interest of A$3,106,000. During the nine months ended September 30, 2012 the Company purchased a further 165,000 shares in NADL at a cost of A$32,000 which resulted in a decrease in non-controlling interest of A$29,000.

The net loss attributable to Legend stockholders amounted to A$15,207,000 for the nine months ended September 30, 2012 compared to A$18,758,000 for the nine months ended September 30, 2011.

Liquidity and Capital Resources

For the nine months ended September 30, 2012, net cash used in operating activities was A$14,174,000 (2011: A$16,892,000) primarily consisting of the net loss of A$16,979,000 (2011: A$20,662,000), depreciation and amortization of A$1,841,000 (2011: A$2,468,000); adjustment to the provision for doubtful receivable of A$957,000; decrease in accounts receivable of A$171,000 (2011: increase A$2,474,000); increase in prepayments and deposits of A$6,000 (2011: decrease A$775,000); increase in inventories of A$68,000 (2011: A$nil) and an increase in accounts payable and accrued expenses of A$443,000 (2011: A$105,000).

Net cash used in investing activities was A$1,104,000 (2011: A$3,074,000) which consisted of the following major items; purchase of an additional 165,000 shares in NADL at a cost of A$32,000 (2011: A$148,000), purchase of plant and equipment A$120,000 (2011: A$1,992,000), included in the purchase of plant and equipment for the nine months ended September 30, 2011 was the plant upgrade at Merlin; additions to mine development of A$1,087,000 (2011: A$1,652,000) and proceeds from the sale of property and equipment of A$135,000 (A$215,000).

Net cash provided by financing activities was A$16,569,000 (2011: (used) A$1,090,000) being primarily represented by net proceeds from the  issue of convertible notes of  A$10,000,000 for which there was no equivalent for the nine months ended September 30, 2011, the private placement of  22,640,725 shares for net proceeds of A$2,256,000 (2011: A$nil), repayments under finance leases of A$238,000 (2011: A$302,000), repayments of advances by affiliates of A$1,542,000 (2011: advance A$938,000), proceeds from loans of A$nil (2011: A$301,000) repayment of long term debt A$217,000 (2011: A$204,000) and in NADL, the private placement of 12,071,221 shares for net proceeds of A$2,647,000 (2011:A$nil) and the exercise of 3,656,000 options for net proceeds of A$580,000 (2011: A$nil).

At September 30, 2012, the Company held US$736,000 in US accounts which when converted to Australian dollars results in an unrealized foreign exchange loss of A$27,000.

As at September 30, 2012, the Company had A$3,065,000 in cash.

 We plan to continue our exploration and development program throughout 2012 and the Company has an obligation to incur expenditure on phosphate projects of A$805,000, diamond projects of A$995,000 and other commodity projects of A$380,000. Our budget for the remaining three months of 2012 for general administration costs is A$250,000, Paradise’s budget for general and administration costs is A$1,050,000 and NADL’s budget for general administrative costs is A$285,000.

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

The phosphate assets comprise the Paradise Phosphate Rock Deposits of Paradise North (historically known as Lady Jane) and Paradise South (historically known as Lady Annie), the D-Tree deposit and the deposits associated with Legend’s rights and obligations under the King Eagle Joint Venture agreement (i.e. Highland Plains, Lily & Sherrin Creek and Quita Creek). The assets include the exploration and mining permits and applications associated with the above deposits and related infrastructure.

 The convertible note facility of A$10 million to Paradise is repayable 12 months from the issue date of the agreement. The notes bear interest at the nominal rate of 10% per annum (the actual amount of effective interest depends upon the event that triggers repayment).  If, within 12 months of the completion date of the agreement, Paradise conducts a public offering of securities in Australia and those securities are listed on the ASX, then the Notes will be convertible into ordinary shares of Paradise at a conversion rate which is based on the pre-money value of Paradise at the time of the public offering of securities. Further, if Paradise proceeds to an IPO; (i) Paradise will be the issuer of the securities to be offered; and (ii) a disclosure document for the offer of the securities under Australian law will be made available when the shares are offered;

Funds received under the convertible note facility are being used to progress the project, its development, production and ultimately the export of phosphate rock from the phosphate deposits. The notes are secured by a security interest in the phosphate assets and in the shares of Paradise.

Paradise lodged a Prospectus with the ASX on July 23, 2012 for the non-underwritten initial public offering of 40 million Shares in Paradise at an Offer price of $0.50 per Share to raise a Minimum Subscription amount of $20 million. Since that time Paradise has been in discussions with international fertiliser production and fertiliser trading companies for potential off-take and investment, to develop both the Paradise North and Paradise South Projects. Paradise is now in advanced negotiations with a potential strategic partner and Paradise believes that the completion of a transaction with the strategic partner may provide greater shareholder value than that obtained via completion of the IPO at this present time.

On October 26, 2012, Paradise announced that it will postpone its IPO and proposed listing on the ASX.

The IPO and ASX listing is still an important future goal for Paradise, however Paradise believes that it may be more beneficial to pursue this goal post any potential transaction with a strategic partner.  Paradise expects that a transaction will occur before the end of this year.

However, as Paradise has not yet generated income producing activities, it will continue to seek opportunities to raise additional funds from capital raising efforts through the issuance of its shares, funding from affiliated entities as may be available, debt facilities and other financing arrangements until which time as the Company can commence revenue producing activities.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

At September 30, 2012, the Company had long-term debt of A$2,583,000 (US$2,681,000). As the Loan Facility is in US dollars, a change in the exchange rate between the A$ and the US$ will have an effect on the amounts reported in the Company’s consolidated financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the US$ exchange rate will have an A$27,000 effect on the consolidated balance sheet and statement of comprehensive loss.

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

(b)           Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2012 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

(c)           Other

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of September 30, 2012, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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
101
The following materials from the Legend International Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL):  (i) the Consolidated Statements of Comprehensive Loss, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

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

Dated: November 13, 2012

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
101
The following materials from the Legend International Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL):  (i) the Consolidated Statements of Comprehensive Loss, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

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