Form 10-K
period 2012-12-31
LEGEND INTERNATIONAL HOLDINGS INC
filed 2013-03-28
CIK 1132143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: December 31, 2012
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
☐ Yes    ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant’s common stock, (“Common Stock”) held by non-affiliates of the Company was US$13,146,370 as at June 30, 2012.

There were 294,047,971 outstanding shares of Common Stock as of March 15, 2013.

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

Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make.  Risks, uncertainties and inaccurate assumptions could cause actual results to differ materially from historical results or those currently anticipated.  Consequently, no forward-looking statement can be guaranteed.  The potential risks and uncertainties that could affect forward looking statements include, but are not limited to:

■	the risks of mineral exploration stage projects,
■	political risks in foreign countries,
■	risks associated with environmental and other regulatory matters,
■	exploration risks and competitors,
■	the volatility of phosphate, diamond and other mineral prices,
■	estimates of proven and probable reserves are subject to considerable uncertainty,
■	movements in foreign exchange rates,
■	increased competition, governmental regulation,
■	performance of information systems,
■	ability of the Company to hire, train and retain qualified employees,
■	the availability of sufficient transportation, power and water resources,
■	our ability to enter into key exploration and supply agreements and the performance of contract counterparties, and
■	availability of financing.

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

GENERAL

The terms “Legend,” “Company,” “we,” “our,” and “us” refer to Legend International Holdings, Inc. unless the context suggests otherwise.

Legend has been an exploration stage company since August 2006. During February 2011, the Company announced its maiden mineral reserve estimates for its 100% owned Paradise South phosphate project in accordance with SEC Industry Guide 7. As a result of establishing mineral reserve estimates, Legend has entered into the development stage for this project as it engages in the process of preparing the mineral deposit for extraction, while it continues with its other various exploration activities.

We have an additional objective to exploit our interest in certain exploration tenements which are in Queensland and the Northern Territory of Australia.  Our exploration target is for base metals and diamonds and we are seeking to determine whether they are present in commercially economic quantities on our tenements to develop an operating mine.

Currency

We use the Australian dollar as our reporting currency, since we are headquartered in Australia and our exploration, development and administrative expenses are incurred in Australian dollars. References to dollars are to Australian dollars (A$) unless otherwise indicated as being United States dollars (US$). For the convenience of the reader, the Australian Dollar figures for the year ended December 31, 2012 have been translated into United States Dollars (“US$”) using the rate of exchange at December 31, 2012 of A$1.00=US$1.0373.

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

In March 2006, the Company acquired diamond exploration tenements in Northern Australia and in November 2007, Legend acquired a number of phosphate exploration interests in the State of Queensland in Australia.

In August 2009, Legend acquired a controlling interest in Merlin Diamonds Limited (“MED”) (formerly North Australian Diamonds Limited), an Australian company with diamond interests in the Northern Territory of Australia.

During the 2009 year, the Company took a private placement of shares in Northern Capital Resources Corp. (“NCRC”). During the 2010 and 2011 years, the Company took additional private placements in NCRC to increase its holding to 31.50% at December 31, 2012.

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

RECENT DEVELOPMENTS

On February 13, 2012, the Company announced the restructuring of its phosphate assets in order to facilitate the financing of its 100% owned Paradise Phosphate Project.

This first step has involved a transfer of all Legend’s phosphate assets into a 100% owned subsidiary of Legend (Paradise Phosphate Limited)(“Paradise”); the issue of 100 million ordinary shares (100% of the issued shares of Paradise) by Paradise to Legend; and funding via a A$10 million convertible note facility (“Convertible Note Agreement”) which has been injected into Paradise through Acorn Capital Ltd as manager of two Australian investment funds (“Acorn”), an Australian financial institution. The A$10 million will convert into equity in the subsidiary upon a successful Initial Public Offering (“IPO”) and listing of the subsidiary on the Australian Securities Exchange (“ASX”) within 12 months of the note issue date.

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

Legend’s senior management are of the opinion that a dedicated Australian company wholly focused on phosphate is best placed to bring the project into production and is in the best interests of all Legend’s stockholders. It will also assist us in seeking investment by Australian financial institutions and other global managed funds that have not been able to invest in stocks listed on the OTC Bulletin Board in the USA.

The convertible note facility of A$10 million to Paradise is repayable 12 months from the completion date of the agreement, which has been extended to March 10, 2013. The notes bear interest at the nominal rate of 10% per annum (the actual amount of effective interest depends upon the event that triggers repayment).  If, within 12 months of the completion date of the agreement, Paradise conducted a public offering of securities in Australia and those securities were listed on ASX, then the convertible notes converted automatically to shares in Paradise at a conversion rate of A$0.50 (subject to adjustment in accordance with the formula provided in the agreement). Paradise did not proceed with the IPO and listing on ASX due to market conditions and the advanced state of discussions with strategic partners at the time. Funds received under the convertible note facility have been used to progress the project, its development, production and ultimately the export of phosphate rock from the phosphate deposits. The notes are secured by a security interest in the phosphate assets and in the shares of Paradise. The A$10 million convertible note is due for repayment on March 10, 2013. The note agreement calls for an adjustment to the repayment factor if Paradise does not complete the public offering as defined. Acorn has agreed to extend the repayment date for 2 months under certain conditions including the finalisation of a term sheet for an off-take agreement prior to March 10, 2013. Paradise has entered into a term sheet with a third party and the repayment date has been extended to May 10, 2013. The Company has recorded a A$5,590,000 liability at December 31, 2012 representing an additional payment due in accordance with the term sheet (see note 15 to the financial statements).

On January 16, 2013, Legend announced that (i) it had placed 150 million shares of common stock to a third party at a price of US$0.05 per share to raise US$7.5 million. Closing of the first tranche of this placement of 45 million shares raising $2,250,000 occurred on February 20, 2013; and (ii) that it intends to undertake a rights issue of shares to all Legend shareholders, on a pro-rate basis at a price of US$0.05. If fully subscribed, the rights issue will raise US$20 million. On January 18, 2013, Legend announced that it had entered into an agreement with a third party to sell 24 million shares in MED at a price of A$0.21 per share for a total consideration of A$5,040,000.

It is Legend’s intention to utilize funds from the capital raisings and sale of MED shares to repay the convertible note.

Paradise will continue discussions with potential strategic partners in relation to participating in the full development of the fertilizer complex in Mt Isa, Queensland, Australia. Legend has been progressing these discussions with various international industry fertilizer corporations for over 12 months and expects to continue these discussions.

During 2012, MED issued shares to third parties to raise further capital to advance its development of the Merlin diamond mine, and as a result, Legend’s interest in MED reduced to 41.95% at December 31, 2012. Since that date, MED has issued further shares to third parties and at March 15, 2013, Legend’s interest in MED had reduced to 33.84%. In January 2013, Legend entered into a contract to sell 24 million ordinary shares (approximately 16.9%) in MED at a price of A$0.21 per share and on March 12, 2013, it entered into two further contracts to sell a total of 35 million ordinary shares (approximately 19.9% in MED at a price of A$0.22 per share. Following closing, Legend will hold less than a 1% interest in MED. On January 31, 2013, MED announced it has reached an agreement with Innopac Holdings Limited (Innopac) under which Innopac agrees to make a scrip-for-scrip off-market takeover offer to acquire all of the shares in MED (the Transaction).

Under the Transaction, Innopac will offer 1.67 Innopac shares for every one MED share. This equates to A$0.28 per MED share (based on S$0.2145 per Innopac share which is the weighted average price for trades of Innopac’s shares done on the SGX-ST Mainboard for 7 consecutive trading days prior to and including January 30, 2013, being the day on which the Takeover Bid Implementation Deed was executed, and at an exchange rate of A$1.00 to S$1.28) and represents a premium of approximately 36.59% over the closing price of A$0.205 on January 30, 2013. The Transaction is unanimously recommended by the Directors of MED, in the absence of a superior proposal. Subject to compliance with any law and regulatory approvals, Innopac has agreed to use best endeavours to establish a share sale facility for MED shareholders who accept the offer but do not wish to hold Innopac shares, up to an agreed cap.

Innopac has been listed on the Singapore Stock Exchange mainboard since 1983, and is an investment holding and management company headquartered in Singapore. Its present investments are in telecommunications, investment properties and equities. Innopac is continually looking for new investments that will contribute to and increase its shareholders’ value.

The Offer will be subject to a number of conditions.

The Takeover Bid Implementation Deed also contains:

●	no shop, no talk, notification and matching rights in favour of Innopac; and
●	a break fee payable by each of Innopac and MED in certain circumstances.

Innopac and MED expect that the Bidder’s Statement and Target’s Statement in relation to the Offer will be sent to MED Shareholders in March 2013.

On March 1, 2013, shareholders representing more than 50% of the issued shares of Common Stock of Legend approved a resolution to increase the authorized shares of common stock to 1,270,000,000 shares of common stock consisting of 1,250,000,000 shares of Common Stock having a par value of $.001 per shares and 20,000,000 shares of Preferred Stock having a par value of $.001 per share and to be issued in such series and to have such rights, preferences, and designation as determined by the Board of Directors of the Corporation.

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

We have an additional objective to exploit our interest in certain exploration tenements in Queensland and the Northern Territory of Australia.  Our exploration target is for diamonds.

Effective as of March 3, 2006, the Company entered into a Contract for the Sale of Mining Tenements with Astro Diamond Mines N.L. (“Astro”) an Australian company pursuant to which the Company acquired certain diamond exploration tenements in Northern Australia from Astro. In November 2007, Legend acquired a number of phosphate exploration interests in the State of Queensland in Australia. In August 2009, Legend acquired a controlling interest in MED, an Australian company with diamond interests in the Northern Territory of Australia. During the 2009 year, the Company took a private placement of shares in Northern Capital Resources Corp. (“NCRC”). During the 2010 and 2011 years, the Company took additional private placements in NCRC to increase its holding to 31.50% at December 31, 2012.

Strategy

Legend is primarily focused on the commencement of mining, beneficiation and processing of its 100% owned (through Paradise) phosphate mineralization near Mount Isa in northwest Queensland, Australia. Legend has a phased implementation plan to become a leading supplier of phosphate fertilisers.

Phosphate rock is the primary source of phosphorus, a mineral which is an essential building block for all life on Earth and it is a vital nutrient for humans, animals and plants. Being essential for life means that we need to consume phosphorus in our food. Approximately 90% of mined phosphate rock is used in the production of phosphate fertilisers which are needed to maintain the high crop yields required for world food production. Legend plans to market a range of phosphate fertilisers.

We plan to supply direct shipping ore phosphate rockfrom Paradise North. This product may be used in direct fertiliser applications or as feedstock into high yield phosphate fertilizer manufacture.

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

Legend owns a controlling interest in MED which controls the Merlin diamond mine in the Northern Territory, Australia and includes MED’s 31.14% interest in Top End Minerals Ltd (“TEM”). The Company also has an investment in NCRC which has an interest in gold assets in Nova Scotia, Canada via its investment in Golden River Resources Corporation (“GRR”) and Acadian Mining Corporation (“Acadian”). These are outlined in further detail below.

The following chart sets forth the Company’s corporate organization as of December 31, 2012:

Paradise Phosphate Limited (100% owned subsidiary)

Strategy

Paradise’s goal is the development of its phosphate mineralisation and the commencement of mining and processing operations. Paradise aims to become an integrated, reliable and low cost supplier of quality phosphate fertiliser products to support the growing global population.

Paradise’s properties consist of exploration and mining licenses within approximately 200km from Mt Isa in the state of Queensland, Australia. The licences are grouped into projects called Paradise North, Paradise South, D-Tree and the Golden Cross Joint Venture project.

Paradise Regional Tenements

LEGEND

- Paradise North Project
- Paradise South Project
- D-Tree Project
- Golden Cross Joint Venture Projects
- Railways
- Main Paradise access tracks
- Population centres
- Major roads
- Powerline

Mt Isa
Townsville
Rail link
Brisbane

138°0'0"E
139°0'0"E
140°0'0"E
19°0'0"S
20°0'0"S
21°0'0"S
22°0'0"S
Highland Plains
GREGORY DOWNS
D-Tree
Paradise North
Paradise South
CAMOOWEAL
Lake Julius
Lily and Sherrin Creek
Moondarra Dam
MT ISA
CLONCURRY
DAJARRA
Quita Creek
N
0 15 30 60
Kilometers

24 Paradise Phosphate

Paradise’s initial business objective is the development of the Paradise North project to mine and deliver phosphate Direct Shipping Ore (“DSO”) to potential customers in the Australasian and South Asian regions. DSO refers to ore which needs negligible processing to meet customer requirements, often needing only crushing and screening, before it can be used as feedstock for phosphate fertiliser manufacture or as a direct application fertiliser.

While Paradise is focussed on near term production from the Paradise North project, its longer term business objective is to pursue additional growth opportunities by undertaking work to progress plans for the development of a phosphate beneficiation plant at the Paradise South project. Paradise aims to attract a strategic partner to finance the development of its phosphate mineralisation. This could involve a range of possible transactions including entering into joint venture arrangements, accepting direct investment into the projects or the issue of new shares in Paradise. Concurrently, Paradise will also pursue exploration activity at the D-Tree and Golden Cross Joint Venture projects.

2012 Paradise Highlights:

●	Tender for the Paradise South beneficiation plant design and construction was completed. The three tender packages cover:

o	beneficiation plant;

o	electrical power transmission; and

o	water supply and tailings dam.

●
Lodgement of a Supplementary Environmental Impact Statement and Environmental Management Plan for the Paradise South project to the Queensland Government Department of Environment and Heritage Protection (“DEHP”).

●	Issue of an Environmental Authority by the DEHP on October 25, 2012, which stipulates the environmental limits for an operation of up to 7.5 million tonnes of ore per year for 30 years.

●	Negotiation of a groundwater allocation licence for the Paradise South mining lease.

●
Grant of Australian Patent Number 2011205157 to Legend. The patent describes a methodology for the beneficiation for phosphate ore which captures ultrafine particles of phosphate which otherwise would be discarded as waste. The patent has since been assigned to Paradise.

●	Acceptance of the Plan of Operations for Paradise North by the DEHP which approved commencement of mining activity at Paradise North in 2013.

●	Paradise shipped phosphate DSO from Paradise North for trial production at the Ballance Agri-Nutrients Ltd single superphosphate plant in New Zealand.

Phosphate Industry

Phosphorus is an essential building block for all life on earth and it is a vital nutrient for humans, animals and plants. It forms the backbone of the double helix shape of our DNA and the DNA of every other living organism on the planet.

Being essential for life means that we need to consume phosphorus in our food. Phosphorus is absorbed by plants from the soil. Phosphate fertilisers are applied to agricultural soils to replenish the phosphate consumed by plants and to improve and maintain high crop yields. In addition to nitrogen and potassium, phosphorus is one of the three key macronutrients required for plant growth. Phosphorus has no substitute in food production and an expanding global human population means a corresponding expansion in the global demand for phosphorus.

Mined phosphate rock is the primary source of phosphorus, with over 90% of the world's mined rock being used to produce phosphate fertilisers. Other uses include the production of livestock feed, domestic detergents and other specialty chemicals used in the pharmaceutical, technological and food manufacturing industries. Phosphate fertiliser is sold in many forms with differing concentrations of phosphorus, other nutrient additives and solubility. The simplest form is crushed phosphate rock, known as reactive phosphate rock ("RPR"), which releases phosphorus from water soluble minerals when applied to weakly acidic soils. RPR can be blended with types of organic fertilisers to increase the phosphorus content of these fertilisers.

Phosphate deposits can occur as either marine sedimentary, biogenic (bat or bird guano) or igneous formations. Over 75% of the world's phosphate resources originate from marine sedimentary deposits.

The main phosphate bearing mineral is apatite, a calcium phosphate mineral. Paradise's phosphate ore was deposited in an ancient sedimentary basin known as the Georgina Basin which covers large parts of central and northern Australia in Queensland and the Northern Territory. The sedimentary phosphate rock was deposited approximately 500 million years ago in a shallow marine environment and is flat lying, close to the surface and relatively soft.

Shallow sedimentary rocks such as Paradise's phosphate deposits are often mined in open pits using large mining equipment such as draglines or excavators and trucks.

To be economically viable, phosphate orebodies generally need to satisfy the following key criteria:

●	be close to the earth's surface to allow cost effective mining;

●	contain at least 28% P2O5 or have ore that is suitable for upgrading to 28% P2O5 through beneficiation;

●
contain levels of oxides such as iron oxide, aluminium oxide and magnesium oxide that maximise the efficiency of the chemical reactions which produce phosphoric acid (these levels vary for different types of rocks and different fertiliser producers); and

●
contain low levels of heavy metals such as cadmium (the Food and Agriculture Organization of the United Nations ("FAO") recommends under 27 ppm for cadmium for RPR. Cadmium may cause adverse health effects if introduced into the food chain in high concentrations.

Processing of mined rock is sometimes needed to remove impurities and increase the concentration of phosphate to meet fertiliser manufacturer specifications. A concentrate of greater than 28% P2O5 is generally desirable for phosphate rock to be used in fertiliser production.

Concentration, or beneficiation, of phosphate can take place over a number of steps depending on the properties of the mined rock, Screening is used to remove hard waste followed by grinding and flotation to remove other impurities. The concentrate is then dried before being used as feedstock for fertiliser manufacturing.

Based on price data from the World Bank GEM Commodities Database, phosphate fertiliser prices have fluctuated widely in recent years. Since 2009 phosphate fertiliser prices have increased. Long term changes in the demographics of emerging economies with a growing population and rising expectations of living standards have resulted in increased demand. The June 2012 price for phosphate rock 70% BPL/32% P2O5 (fas Casablanca) based on World Bank data was US$175 per tonne with DAP (fob Tampa) at US$553 per tonne.

Paradise South

Ore Reserve estimate for Paradise South ore and beneficiated phosphate concentrate.

Ore Reserves1,2

	Metric Tonnes (Millions)	%P2O5	Average BPL	%Fe2O3	%Al2O3	%MgO
Proven	129.9	13.2	28.8	5.9	2.4	0.8
Probable	68.7	11.9	26.0	5.6	2.3	1.0
Total	198.6	12.7	27.8	5.8	2.3	0.8
Average Phosphate Concentrate Grade Post Processing3
	Metric Tonnes (Millions)	%P2O5	Average BPL	%Fe2O3	%Al2O3	%MgO
Proven	35.5	32.2	70.4	3.0	0.8	0.6
Probable	17.2	31.9	69.7	2.9	0.8	0.8
Total	52.7	32.1	70.1	3.0	0.8	0.7

Ownership and Tenement Status

The Paradise South project tenements and applications are 100% owned by Paradise, pending registration by the Queensland Department of Natural Resources and Mines  of the transfer of these tenements from Legend to Paradise.

Granted Tenements for the Paradise South project

Lease	Lease Status	Project	Grant Date	Expiry Date	Acres	Annual Commitment (AUD)
EPM16942	Granted	Paradise South	28-Aug-09	27-Aug-14	14,310	$155,000

EPM17447	Granted	Paradise South	23-Feb-10	22-Feb-14	7,155	$70,000

1
These Ore Reserves are estimated based upon information compiled under the guidance of Mr. Dean Basile MAusIMM (Mining One Pty Ltd) who is a competent person as defined in the 2004 Edition of the Australasian Code for Reporting of Exploration Results, Mineral Resources and Ore Reserves. The Reserves were estimated at an effective “mine gate” commodity price of US$90 per concentrate tonne (US$155 F.O.B Townsville), with P2O5 >30%, Fe2O3<3% and MgO<1%. The commodity price was derived from the previous three years historical averages as reported by CRU Strategies Ltd.

2	Ore reserves are defined here as the phosphorite ore material for the beneficiation plant. It is “as-mined” material and is before screening and processing in the proposed flotation beneficiation plant to be located at Paradise South. All ore reserves are in areas that are fully accessible for mining; free of surface or subsurface encumbrance, legal setbacks, environmental reserves and other legal restrictions that preclude permittable access for mining; believed by us to be permittable within a reasonable timeframe; and meet specified minimum physical, economic and chemical criteria related to current mining and production practices of the industry.

3	Mineral reserves are defined here as the recoverable rock concentrate post screening and processing of the ore through the proposed flotation beneficiation plant to be located at Paradise South. This material is therefore a subset of the ore reserves and cannot be aggregated with the ore reserves. These reserves are in areas that are fully accessible for mining; free of surface or subsurface encumbrance, legal setbacks, environmental reserves and other legal restrictions that preclude permittable access for mining; believed by us to be permittable within a reasonable timeframe; and meet specified minimum physical, economic and chemical criteria related to current mining and production practices of the industry.

Tenements under application for Paradise South project. * ML90210 will not be transferred to Paradise

Lease	Lease Status	Purpose	Application Date	Acres
ML90197	Application	Mining Paradise South	23-Nov-09	5,619
ML90210*	Application	Road Access	3-Dec-10	450
ML90221	Application	Tailings/Settling Dam	1-Jul-11	528
ML90222	Application	Water Supply	1-Jul-11	1,643
ML90223	Application	Power Lines/Aerials	29-Jul-11	475
ML90224	Application	Power Lines/Aerials	29-Jul-11	126
ML90225	Application	Power Lines/Aerials	29-Jul-11	24
ML90226	Application	Power Lines/Aerials	29-Jul-11	554
ML90227	Application	Slurry Pipeline	29-Jul-11	496

Project History

Phosphate mineralisation was discovered at Paradise South by Broken Hill South Ltd in 1967. By 1972 over 55,000 metres of rotary percussion holes were drilled and 33 shafts sunk across both Paradise South and Paradise North. At Paradise South, 64,000 tonnes of phosphate ore was extracted to supply a 100 tonne per day beneficiation plant. This plant produced concentrate of up to 34% P2O5 which was used for testing by fertiliser manufacturers.

During the 2009 and 2010 drilling programs, 7,218m of reverse circulation and 1,191m of diamond holes were drilled and sampled. In 2009, a pilot beneficiation plant was constructed in Adelaide to confirm the suitability of Paradise’s proprietary metallurgical flotation process. Two 40 tonne samples from the Paradise South project were processed in Adelaide which successfully upgraded the rock phosphate content from 14.3% P2O5 and 18.7% P2O5 to 31.7% P2O5 and 34.4% P2O5 respectively. Subsequent geological modelling and further metallurgical tests were used to define a detailed open pit design and mining schedule.

In 2009 Legend applied for a patent for the phosphate flotation methodology which Paradise intends to use at the Paradise South project. The flotation method recovers ultra-fine phosphate particles which conventional beneficiation methods would treat as waste. The patented process uses a Jameson flotation cell which has been used for many years to recover fine particles in potash and coal. The Jameson cell is considered to be well suited to the flotation of fine particles since it generates smaller bubbles than both conventional and column cells. The Jameson cell is a mature technology, and under this patent, is being uniquely applied to phosphate flotation. Pilot plant trials in 2009 using two 40 tonne samples of phosphate from the Paradise South project successfully achieved high phosphate recovery which was supported by the additional recovery of the fine material. This result indicates that the use of this methodology at the Paradise South project would maximise the recovery of saleable phosphate concentrate from the proposed beneficiation plant.

Mining Lease Applications have been made for mining and processing operations and associated infrastructure at the Paradise South project.

Environmental Permitting Requirements

The level of environmental approval for mining projects in Queensland depends on the size and nature of the proposed mining operation. The proposed mining operation at the Paradise South project includes a beneficiation processing plant requiring power and water infrastructure and accordingly has been approved through an Environmental Impact Statement (“EIS”) with a supporting Environmental Management Plan. The EIS for the Paradise South project has been completed by the Legend development team with support from an independent engineering consultancy and was submitted to Queensland Government Department of Environment and Heritage Protection (“DEHP”) in August 2011. The EIS was made available for public comment and a Supplementary EIS was submitted on 1 June 2012 as a response to comments received on the EIS. The DEHP approved the EIS in July 2012.

The Company undertook a final revision of the EMP to progress the application for the Environmental Authority for the Paradise South Project. The draft Environmental Authority conditions were negotiated with government and a draft Environmental Authority was issued in October 2012. This Environmental Authority is subject public comment and is expected to be approved in mid-2013.

Throughout 2012, baseline surveys of environmental conditions were undertaken at Paradise South project. These surveys included quality measurements of ground and surface water and will be used to define water quality objectives for future mining and beneficiation activities.

Paradise South Beneficiation Plant Design & Construction Tender

In February 2012 a tender design was completed by a team comprising in-house and external consultants. Site visits for tenderers were conducted in April 2012 and tender submissions received in May 2012. Tender evaluations for each package were conducted from June to August 2012 and a shortlist of preferred design and construction contractors advised in August 2012.

The three tender packages are:

●
Package 1: Construction of beneficiation plant at Paradise South. The plant is designed to beneficiate 3.5 million tonnes of phosphate ore per year to produce 1 million tonnes of phosphate concentrate with a grade of greater than 32% P2O5. The beneficiation process will use the phosphate flotation method patented by Legend.

●	Package 2: Construction of a 26km, 220kV single circuit power transmission line, switch yard and 220/11kV transformer substation.

●	Package 3: Construction of a water supply dam at Battle Creek capable of supplying 2.5 million litres per year. Construction of a tailings storage facility at Paradise South.

Metallurgical Testwork

During 2012 samples of Paradise South beneficiated concentrate that had been stockpiled from the 2009 pilot plant test work were used for phosphoric acid test work, as well as for testing various parameters for the Paradise South beneficiation plant.  The following points summarise the test work completed during the reporting period:

●
A 600kg sample of Paradise South concentrate was prepared from previous stockpiled pilot plant concentrates at Amdel, dewatered, mixed and blended for assay with the purpose of sending to Prayon for phosphoric acid testing in 2013.

●
Samples of Paradise South feed and concentrate slurry were sent to tenderers for the Paradise South beneficiation plant design and construction. These samples were needed to allow potential suppliers to refine their equipment offers for the Paradise South beneficiation plant.

2012 Exploration Program

Exploration during 2012 at Paradise South was limited to re-analysis of geological data from previous drilling campaigns.

Paradise North

Ore Reserves for the Paradise North Project

No Ore Reserve estimate has been declared for the Paradise North project.

Ownership and Tenement Status

The Paradise North project tenements and applications are 100% owned by Paradise, pending registration by the Queensland Department of Natural Resources and Mines  of the transfer of these tenements from Legend to Paradise.

Granted Tenements for the Paradise North project

Lease	Lease Status	Project	Grant Date	Expiry Date	Acres	Annual Commitment (AUD)
EPM17330	Granted	Paradise North	23-Jul-09	22-Jul-14	3,180	$335,000
EPM17441	Granted	Paradise North	6-Oct-09	5-Oct-14	14,310	$110,000
ML90191	Granted	Paradise North	7-Apr-11	30-Apr-26	484	NA

Project History

In the 1960s exploration at the Paradise North project, formerly known as Lady Jane, identified phosphate mineralization in the geographic area currently covered by Paradise’s tenements. The extent of the mineralisation was identified from 66 drill holes, of which 36 are located on Paradise tenements EPM 17330 and EPM 17441. Paradise has used data from these 36 drill holes to estimate the grade and tonnage of phosphate mineralisation located within Paradise’s tenements.

Exploration at Paradise North since 2009 consisted of 417 drill holes with a total length of over 9,800 metres of drilling. The drilling was aimed at identifying material with phosphate grades higher than 28% P2O5 which may be suitable as phosphate DSO. Subsequent test work was conducted to define the mineralisation characteristics of the rock as they relate to high analysis phosphate fertilizer production and use as direct application fertiliser reactive phosphate rock.

In April 2011 Mining Lease 90191 was granted for the Paradise North project allowing Paradise to commence mining operations up to 1 million tonnes per year of ore, subject to the approval of a plan of operations by the DEHP.

Environmental Permitting Requirements

Paradise holds an Environmental Authority over the Paradise North mining lease allowing mining activity subject to an approved Plan of Operations.

Throughout 2012, baseline surveys of environmental conditions were undertaken at Paradise North project. These surveys included quality measurements of ground and surface water and will be used to define water quality objectives for future mining activities.

Plan of Operations

A Plan of Operations for the Paradise North mine lease was submitted to the DEHP on September 19, 2012. The Plan of Operations was accepted by the DEHP on October 23, 2012 which approves commencement of mining activity at Paradise North in 2013.

Under this authorisation Paradise is permitted to conduct mining at two test pits producing approximately 45,000 tonnes of DSO phosphate material. This work is necessary to better understand the natural variability of the ore body as part of the planned ore reserve estimation. The material will be stockpiled and potentially delivered to customers as bulk samples.

The Paradise North deposit has an in-situ phosphate grade of greater than 28% P2O5 making it potentially suitable to be used as feed for fertiliser production and as RPR. Paradise North phosphate DSO does not require any concentration (beneficiation) of the phosphate content resulting in significantly lower capital expenditure as no beneficiation plant needs to be built to bring the Paradise North Project into production. The current mineralized material model indicates that the deposit is close to the surface, amenable to bulk open pit mining methods and will have low strip ratios. Paradise proposes to mine phosphate DSO, screen and crush the rock, load it into covered containers and transport via road train to Mount Isa. The containers can then be transferred to flat bed rail wagons for rail transport to the Port of Townsville. The phosphate rock would then be loaded into ships bound for potential customers in the Australasian and South Asian region.

The Paradise North Project has an estimate for capital expenditure of approximately A$26.4 million which is anticipated to provide all of the necessary infrastructure required to deliver phosphate DSO to the Port of Townsville. A bulk mining phosphate DSO operation requires minimal mine infrastructure and is based on contract mining. A majority of the capital expenditure is allocated to haul road upgrades and rail access security.

2012 Exploration Program

Exploration during 2012 at Paradise North was aimed at acquiring additional data to allow an Ore Reserve estimate to be computed for the mining lease.

Exploration work conducted:

●	Channel sampling and face mapping of historic trenches excavated in the late 1960’s.

●	Surface sampling operation including cultural clearance of sampling area.

●	Compositing of 2009 RC drilling samples for metallurgical test work.

●	Moisture content testing was completed and methods of drying the rock product were also investigated and tested.

D-Tree

Ore Reserves for the D-Tree Project

No Ore Reserve has been declared for the D-Tree project.

Ownership and Tenement Status

The D-Tree project tenements and applications are 100% owned by Paradise, pending registration by the Queensland Department of Natural Resources and Mines of the transfer of these tenements from Legend to Paradise.

Granted Tenements for the D-Tree project

Lease	Lease Status	Project	Grant Date	Expiry Date	Acres	Annual Commitment (AUD)
EPM14753	Granted	D-Tree	21-Apr-08	20-Apr-13	16,695	$10,000
EPM15763	Granted	D-Tree	26-Jun-08	25-Jun-13	62,805	$100,000
EPM17333	Granted	D-Tree	29-Sep-09	28-Sep-14	30,210	$100,000
EPM17446	Granted	D-Tree	29-Sep-09	28-Sep-13	5,565	$50,000
ML90190	Granted	D-Tree	12-Aug-10	31-Aug-15	104	NA

Project History

Explorers in the 1960s identified mineralized phosphate material at the D-Tree project. The D-Tree project deposit spans several of Paradise’s exploration tenements, EPM’s 15763, 14753, 17446 and 17333 and Mining Lease 90190, and is located approximately 10km west of the Paradise South Project. The exploration campaign at the D-Tree project commenced in 2008 and concluded in 2009. In total, over 19,500 metres of drilling was completed in this period which covered approximately 35% by area of the mineralised material discovered in the 1960’s. Legend subsequently reported mineralised material which contains a core zone of high grade phosphate mineralisation. Mining Lease 90190 was granted in 2010 over this high grade portion of the deposit, allowing for a 0.5Mtpa phosphate DSO operation.

A 40 tonne sample of phosphate rock from the D-Tree Project was tested in the 2009 pilot beneficiation plant trials in Adelaide. The sample successfully produced a marketable grade rock concentrate of 33% P2O5 from 17.5% P2O5 ore feed.

Recent citric solubility testing on a high grade sample also indicated the suitability of portions of the D-Tree Project as reactive phosphate rock direct application fertiliser.

2012 Exploration program

During the year, work commenced on defining a new estimate of the total mineralised phosphate material at the D-Tree project. The spatial parameters of the new estimate will be increased to include exploration lease numbers 15763, 17446 and 17333. In addition to data verification and preliminary calculations of grade and tonnage for the new estimate, Paradise conducted site preparation work for future drilling programs and ongoing environmental baseline sampling of water quality.

Golden Cross Joint Venture Project

Ore Reserves for the Golden Cross JV Project

No Ore Reserve estimate has been declared for the Golden Cross JV project.

Ownership and Tenement Status

The tenements comprising the Golden Cross Joint Venture project are registered in the name of King Eagle Resources Pty Ltd, a wholly owned subsidiary of Golden Cross Resources Ltd. Legend entered into an earn-in joint venture with Golden Cross Resources Ltd in May 2008. The terms of the agreement required the Company to spend $3 million over 5 years on the Golden Cross Joint Venture project to earn an 80% participating interest. Legend has assigned its rights under this agreement to Paradise and the total expenditure on the project is $3.06 million as of December 2012.

The tenements for the Golden Cross Joint Venture Project are summarised in the table below.

Granted Tenements for Queensland Projects

Lease	Lease Status	Project	Grant Date	Expiry Date	Acres	Annual Commitment (AUD)

EPM14905*	Granted	Golden Cross	12-Dec-06	11-Dec-16	73140	$100,000

EPM14906*	Granted	Golden Cross	24-Aug-07	23-Aug-17	58830	$50,000

EPM14912*	Granted	Golden Cross	30-Jan-07	29-Jan-17	79500	$50,000

* earning 80% interest

Project History

The Lily and Sherrin Creek phosphate mineralised zones were defined in the 1970s. The Quita Creek and Highland Plains phosphate deposits were also defined at that time.

Legend commenced drilling programs at Lily and Sherrin Creek in 2008 with the latest program concluding in 2011. During this period 2,250 metres of drilling was completed. The programs successfully confirmed the presence of phosphate mineralisation. The first drilling program at Highland Plains and Quita Creek commenced in 2011 and drilled 1,248 metres and 597 metres respectively.

2012 Exploration program

A total of 1,452 samples were assayed following drilling programs in 2011. All of the samples were analysed for the standard suite of elements (P2O5, Fe2O3, Al2O3, CaO and MgO) via Inductively Coupled Plasma mass spectrometry (ICP) and as part of the joint venture agreement were then also tested by X-ray fluorescence for uranium content.

The number of samples for each tenement is as follows:

●	EPM14912 – Lily and Sherrin Creek – 454 samples.

●	EPM14905 – Quita Creek – 446 samples.

●	EPM14906 – Highland Plains – 552 samples.

Assay results were received during the fourth quarter of 2012 and at this time geological modelling has only taken place for the Highland Plains data with the other tenements to be reviewed in 2013.

Government Regulations, Declarations & Conditions

The Company’s exploration operations are subject to Australian Federal and State laws and regulations governing the method of acquisition and ownership of mining rights, exploration, development, mining, production, taxes, labour standards, occupational health, mine safety, toxic substances and other matters. Australian Federal and State legislation also governs environmental management and native title issues.  We are committed to and, to our knowledge, are in compliance with all governmental legislation and regulations.

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

R = $1 x	G	x	Pcurr
	32.3		$72.50

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

Northern Territory and Western Australian Exploration Interests

Legend’s exploration interests in the Northern Territory and Western Australia are through its interest in MED; MED’s 31.14% interest in TEM; and its direct holdings in exploration interests in its own right.

The exploration interests cover the following minerals:

(i)	Legend exploration interests cover diamonds and base metals;

(ii)	MED exploration interests cover previous diamond mining operations at the Merlin diamond mine and diamond exploration on Tenements in the Northern Territory and Western Australia; and

(iii)	TEM exploration interests cover uranium exploration in the Northern Territory and Western Australia.

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

Legend has entered into an agreement with Ashton Mining Limited (“Ashton”) and Rio Tinto Exploration Pty Ltd (“Ashton Agreement”) dated December 4, 2009 and a second agreement with Mwana Africa plc, Gravity Diamonds Limited and Diamond Mines Australia Pty Ltd dated April 24, 2009 (“Gravity Agreement”). Under these two agreements, Legend has acquired further diamond interests in the Northern Territory of Australia. As way of background, in April and July 2004, Ashton, MED and certain of MED’s 100% owned subsidiaries entered into agreements whereby MED purchased certain diamond assets (including the Merlin diamond mine and diamond exploration tenements) from Ashton and Ashton retained rights over these diamond assets including royalty rights, marketing rights and earn back rights. In addition, Rio Tinto and Gravity had entered into an agreement in July 2003 whereby Gravity acquired certain diamond interests from Rio Tinto in the McArthur Basin, which is in the broad vicinity of Legend and MED’s diamond interests in the Northern Territory, with Rio Tinto retaining certain residual rights.

Under the Ashton Agreement, Legend purchased all of the Ashton and Rio Tinto’s mining information, rights under three agreements and interests in four (4) exploration licences, six (6) applications for exploration licences, five (5) substitute exploration licences and one (1) mining lease for an amount of A$1,000,000. Rio Tinto retained the royalty payable by MED in respect of the Merlin diamond mine and rights to conduct exploration, development and production activities for non-diamond minerals. Under the Gravity Agreement, Legend purchased Gravity’s interest in twelve (12) exploration licences, nine (9) applications for exploration licences and one (1) substitute exploration licence; Gravity’s rights, interests and obligations under the Red Metal Agreement and all exploration and data bases relevant to historical exploration; and Legend paid Gravity A$400,000 for these assets.

In summary, under the Ashton Agreement and Gravity Agreement, Legend has acquired all of Ashton’s, Rio Tinto’s and Gravity’s rights under previous agreement between those parties, not already held by Legend or MED.

Merlin Diamonds Limited

Description of Business

Background

On May 12, 2009, Legend announced it was making an on market takeover offer for all of the shares in MED, an Australian corporation (ASX: MED) that it does not already own. The offer was an unconditional on market cash offer at $A0.012 per MED share, which expired on June 27, 2009 unless extended in the sole discretion of Legend. On June 18, 2009, the Company increased its offer to A$0.015 per MED share as a final offer. The offer period was also extended to July 24, 2009. On July 23, 2009, Legend’s voting power in MED exceeded 50% and in accordance with subsection 624(2) of the Australian Corporation Act 2001 the offer was automatically extended for an additional period of 14 days. As of August 6, 2009 (close of offer), Legend held 55% of the issued and outstanding shares of MED for a total cost of A$11.6 million (approx. US$9.3 million).  As a result, MED became a subsidiary of Legend post June 30, 2009.  In early December 2009, MED placed shares to a third party which had the effect of diluting Legend’s interest in MED to 47.83%. During 2010 and 2011, Legend subsequently increased its stake to 50.69%. During 2012, MED has issued further shares upon exercise of options and to raise further funding. As a result, at December 31, 2012, Legend’s interest in Merlin was 41.95%. Since that date, MED has issued further shares to third parties and at March 15, 2013, Legend’s interest in MED had reduced to 33.84%. In January 2013, Legend entered into a contract to sell 24 million ordinary shares (approximately 16.9%) in MED at a price of A$0.21 per share and on March 12, 2013, it entered into two further contracts to sell a total of 35 million ordinary shares (approximately 19.9% in MED at a price of A$0.22 per share. Following closing, Legend will hold less than a 1% interest in MED.

Strategy

MED is primarily focused on the commencement of mining and processing activity at its 100% owned Merlin diamond mine in the Northern Territory, Australia. Merlin is also evaluating the economic potential of the Borroloola gravels which are known to host diamonds. Regional exploration for diamondiferous kimberlites is undertaken by a dedicated exploration team.

The Merlin diamond project comprises the Merlin diamond mine operations and the surrounding exploration tenements (“Merlin Orbit”) which effectively encompass the known extent of the Merlin Kimberlite Field.

EL28914
EL28915
EL28917
EL28919
EL28931
EL28920
DARWIN
BORROLOOLA
EL28930
EL28922
EL24512
EL28926
EL28928
EL28921
EL28927
EL28924
EL28923
EL28925
EL24082
EL26943
MACARTHUR RIVER
BALBIRINI
MLN1154
EL25122
EL26944
MALLAPUNYAH
EL10189
EL27175
EL25580
EL25676
EL27895
N
Granted
Non consent areas
Mine lease
Population centres
Merlin Plant locations
Highways
Sealed roads
Unsealed roads
Major drainage
Merlin Diamond Mine and Surrounds
0 5 10 15
Kilometres

The Merlin diamond project is located some 60 miles south of the settlement of Borroloola and comprises 14 kimberlite pipes, grouped into four clusters. Nine of these pipes were subject to open-pit mining over a 5 year period commencing in 1998. The operations ceased in 2003 having produced 507,000 carats of diamonds. During its short operational life, the Merlin diamond mine was renowned for the production of top quality white diamond and large specials, including Australia’s largest diamond of 104.73 carats. Merlin acquired the project from the Rio Tinto group in 2004.

In addition to the Merlin diamond project, Merlin has over 5 million acres of tenement holdings in Arnhem Land (Arnhem Project) and granted mining leases over the Ashmore and Seppelt kimberlite.

2012 Merlin Highlights:

●	The total Merlin Australian JORC Code and US SEC Industry Guide 7 compliant Probable Ore Reserve is estimated at 11.1 million tonnes for a contained 2.9 million carats.

●	As part of a feasibility study, Jet Mining Pty Ltd, an affiliate of USA based Kinley Exploration, has defined the technical and economic parameters for hydraulic ore cutting at Merlin.

●
Jet Mining and MED have executed a contract to begin mining operations at the Merlin diamond mine. MED expects the borehole mining equipment and drilling rig to be commissioned during the second quarter 2013. The commissioning phase will be conducted on a single shift basis, mining kimberlite ore from the PalSac pipe. Subsequent to the successful commissioning of the borehole mining rig, double shift operations will commence at the higher grade Ywain kimberlite pipe.

●
To meet MED’s aim of diamond production in 2013, MED is seeking to engage a suitable engineering group to maintain and operate the processing plant in the near term. Similarly, camp accommodation and catering contracts are also being tendered.

●
During the year MED sold parcels of rough diamonds from the 2010 production trials. The sales have generated proceeds of US$1.865 million. MED has retained a quantity of high value special stones, including several which have been cut and polished for marketing and valuation purposes.

●	Processing of bulk samples extracted from the Borroloola alluvial project recovered 22 diamonds with a total weight of 1.09 carats.

Merlin Diamond Project

Ore Reserves for the Merlin Diamond Mine

Merlin has previously declared an Australian JORC Code and US SEC Industry Guide 7 compliant Ore Reserve estimate based on conventional open pit mining methods. The Ore Reserves at the Merlin diamond mine may be re-estimated in 2013 based on the borehole rig operating parameters established during the initial mining period.

	Probable Ore Reserve (Mt)	Grade (ct/t)	Carats (Mct)
Southern Cluster
PalSac	8.1	0.3	2.41
Sub-Total	8.1	0.3	2.41
Central Cluster
Gawain	0.5	0.39	0.21
Ywain	0.1	0.81	0.05
Sub-Total	0.6	0.44	0.26
Northern Cluster
Kaye	0.9	0.12	0.1
Ector	1.5	0.07	0.11
Sub-Total	2.4	0.09	0.11
TOTAL	11.1	0.26	2.89

Mineralised Material for the Merlin Diamond Mine

The mineralized material in all diamond pipes at the Merlin diamond mine is 19.02 million tonnes for an average grade of 24 carats per hundred tonnes (“cpht”).

	Mineralized Material (Mt)	Grade (ct/t)
Southern Cluster
PalSac	6.59	0.3
Launfal	3.28	0.25
Excalibur	0.77	0.34
Tristram	0.74	0.06
Sub-Total	11.38	0.27
Central Cluster
Gawain	1.14	0.39
Ywain	0.12	0.81
Sub-Total	1.26	0.43
Northern Cluster
Gareth	0.27	0.22
Kaye	2.14	0.12
Ector	3.47	0.07
Bedevere	0.5	0.21
Sub-Total	6.38	0.11
TOTAL	19.02	0.24

Tom Reddicliffe, who was previously employed by Merlin Diamonds Ltd, and who is a Fellow of the AUSIMM, has sufficient experience which is relevant to the style of mineralisation and type of deposit under consideration and to the activity which he is undertaking to qualify as a Competent Person as defined in the 2004 Edition of the ‘Australian Code of Reporting of Exploration Results, Mineral Resources and Ore Reserves’.

Ownership and Tenement Status

Merlin Project granted tenements

Lease	Lease Status	Project	Grant Date	Expiry Date	Acres	Annual Commitment
MLN1154	Granted	Merlin	15-Jun-98	31-Dec-22	5,683	NA
EL10189	Granted	Merlin Orbit	23-Jul-02	22-Jul-14	50,880	$150,000
EL24082	Granted	Merlin Orbit	17-Oct-05	16-Oct-13	16,695	$70,000
EL24512	Granted	Merlin Orbit	29-Aug-11	28-Aug-17	229,755	$90,000
EL25122	Granted	Merlin Orbit	17-Nov-06	16-Nov-12	3,180	$20,000
EL25580	Granted	Merlin Orbit	16-Mar-07	15-Mar-13	11,925	$70,000
EL25676	Granted	Merlin Orbit	23-Aug-07	22-Aug-13	44,520	$80,000
EL26943	Granted	Merlin Orbit	30-Apr-09	29-Apr-13	50,880	$70,000
EL26944	Granted	Merlin Orbit	30-Apr-09	29-Apr-13	50,880	$75,000
EL27175	Granted	Merlin Orbit	28-Sep-09	27-Sep-15	13,515	$48,000
EL27750	Granted	Merlin Orbit	20-Sep-10	19-Sep-16	27,825	$30,000
EL27895	Granted	Merlin Orbit	20-Sep-10	19-Sep-16	63,600	$50,000

Merlin project tenements under application

Lease	Lease Status	Project	Acres
EL28914	Application	Merlin	795
EL28915	Application	Merlin	1,590
EL28916	Application	Merlin	1,590
EL28917	Application	Merlin	2,385
EL28918	Application	Merlin	1,590
EL28919	Application	Merlin	1,590
EL28920	Application	Merlin	3,180
EL28921	Application	Merlin	1,590
EL28922	Application	Merlin	2,385
EL28923	Application	Merlin	3,180
EL28924	Application	Merlin	795
EL28925	Application	Merlin	1,590
EL28926	Application	Merlin	3,180
EL28927	Application	Merlin	795
EL28928	Application	Merlin	3,180
EL28929	Application	Merlin	3,180
EL28930	Application	Merlin	795
EL28931	Application	Merlin	1,590
EL28932	Application	Merlin	1,590

Project History

The Merlin diamond field was discovered in 1993 by Ashton Mining Limited. Limited trial mining commenced in late 1998 as a means of evaluating the diamond field. Trial mining was deemed more cost effective than bulk sampling due to the number of pipes involved and their small size.  The trial mining operations continued for five years and ceased in 2003 with a total of 507,000 carats of diamonds being produced and sold during this period. In late 2000, Rio Tinto acquired the project following the takeover of Ashton Mining Limited and continued the trial mining until its completion in 2003.

MED acquired the project from Rio Tinto in 2004. Since that time Merlin has been evaluating the project with a view to recommencing commercial mining operations.

Royalties

The project is subject to two gross revenue royalties totalling 1.75%.

The project also operates under a Native Title agreement with relevant Traditional Owners who have traditional links to the area. This agreement allows for a net profit interest to be paid annually at the rate of 2% and scaling up to 4% for a more profitable operation and with a minimum annual payment of $10,000 if operations are scaled back. Renegotiation of this agreement has been proposed by the Northern Land Council who administers the agreement.

Environmental Permitting Requirements

The Northern Territory government requires a Mining Management Plan (MMP) to be lodged and approved prior to commencement of mining activity. The MMP is required to quantify the impact of the mining activity on water quality, local ecosystems and ground disturbance. Merlin is currently working with environmental consulting group EcOz to evaluate the impact of activities planned for 2013. Security provisions for site rehabilitation will also be indicated by the MMP.

MED staff are undertaking ongoing sampling of water on the mining lease to establish baseline levels of water quality.

Merlin Diamond Mine Strategy

Jet Mining Pty Ltd, an affiliate of USA based Kinley Exploration, has defined the technical and economic parameters for hydraulic ore cutting at Merlin. When implemented, this technology will enable the direct extraction of ore at Merlin without the need for capital intensive underground development or overburden removal.

Jet Mining and MED have executed a contract to begin mining operations at the Merlin diamond mine. The Company expects the borehole mining equipment and drilling rig to be commissioned during the second quarter 2013. The commissioning phase will be conducted on a single shift basis, mining kimberlite ore from the PalSac pipe.

Subsequent to the successful commissioning of the borehole mining rig, double shift operations will commence at the higher grade Ywain kimberlite pipe.

During the trial period, factors affecting ore extraction rates will be studied and the engineering processes optimised. Also, integration of mining and ore processing will be undertaken to establish the production levels for the mine.

Once a steady rate of diamond production is achieved, MED expects mining and processing to continue uninterrupted. At that time, MED will examine its options for increasing production which may include additional borehole mining rigs and/or plant upgrades.

MED will initially outsource the operational and support activities at the Mine. Tenders for mining, haulage, processing and camp management have been released and the Company is evaluating the options.

This strategy will allow the operation to commence production without the obligations and potential delays involved in MED employing and training staff in-house. In the near term, MED management will focus on integrating and optimising site operations. Once production processes are in place, and the mine is operating in a steady state, MED intends to move into a cost effective owner operated business model.

MED has appointed Eric Magee as Operations Manager for the Merlin diamond mine. Mr Magee is a qualified engineer with post graduate studies in Mining Engineering. He has over 25 years’ experience in the mining industry in South Africa and Australia. Between 2008 and 2012, he worked for Kimberley Diamond Company, with his final role being General Manager Operations.

MED has prepared tenders for key areas of the mines operation. Site visits by short listed companies have been concluded and MED is awaiting proposals for two out of the three work packages.

Work Package 1: Mining – Jet Mining has been awarded the tender for the provision of specialised borehole mining equipment, engineering and project management services to commence kimberlite ore extraction in the second quarter 2013. The work package specifies management of in-pit operations and the engagement of a third party drilling contractor. All mining activity and ore haulage will be managed by Jet Mining.

Work Package 2: Ore Processing – The processing tender calls for suitable engineers to operate, maintain and possibly upgrade the Merlin processing plant. DRA Group has conducted a site visit and are preparing a proposal. DRA Group has an established history with the Merlin Mine. DRA designed the Merlin diamond plant for Ashton Mining Ltd in the early days of the project.

Work Package 3: Camp Facilities – The Camp Facilities tender calls for suitable remote catering suppliers to supply catering and camp management services for the Merlin mine camp. Cater Care Group has conducted a site visit and is preparing a proposal. Cater Care Group are an industrial catering and accommodation company with experience in mining, offshore and remote sites.

2012 Exploration Program

Merlin Near Mine Exploration

Since the early 1990’s a total of 11 kimberlite pipes have been discovered on the Merlin mine lease. The Mine’s previous owners conducted extensive geochemical sampling and followed up with a drilling program resulting in the discovery of a lens shaped kimberlite body 100m south of Bedevere.

MED holds a significant historical database and data derived from sampling and drilling programs. MED believes that the area covered by and near the Merlin mine lease has the potential to host undiscovered kimberlites. During 2012, a review of the exploration data has been commissioned and an exploration program designed with the goal of targeting unresolved geophysical, geochemical and structural anomalies.

An exploration program drilling 42 targets was conducted at the Merlin diamond mine. The drilling program drilled 128 holes for a total of 3,568 metres. No kimberlites were intersected, however two drillholes intercepted anomalous geology in the sandstone cover. Samples from a fissure and a possible brecciated pipe discovered during the drilling program have been taken for indicator mineral analysis. No geochemical or heavy mineral results will be available until the next quarter. Numerous untested kimberlite targets remain to be drilled within the Merlin mine lease.

Borroloola Alluvial Diamond Project Exploration

An application was lodged in 2004 (Exploration Licence Application 24512) for an area of 289 blocks (approximately 230,000 acres), 10 kilometres south of the township of Borroloola. The Northern Land Council’s Full Council ratified the Borroloola traditional owners’ decision to consent to the grant of the licence. On 29 August 2011, Exploration Licence 24512 was granted to MED for a period of six years.

The Borroloola alluvial gravels are exposed at surface in an area covering 5km2. However, the total area which could potentially host alluvial gravel deposits on MED’s tenements, and is yet to be explored, is in the order of 300km2. This significantly increases the opportunity to identify a large volume, high value alluvial diamond deposit.

Following the grant of the exploration licence for the Borroloola alluvial diamond project (EL24512) in August 2011, MED immediately commenced the excavation of 5,000 tonnes of alluvial material from known diamond bearing gravel deposits. The purpose of the tests was to commence the assessment of the economic potential of the gravels by determining diamond quality, quantity and distribution in the alluvial material.

The bulk sampling program focused on an area of outcropping gravel. Material from three pits, 3,000 tonnes in total, has been processed at the Merlin diamond mine, yielding 22 stones with a total weight of 1.09 carats. Thirteen of the recovered diamonds are white in colour including the largest two at 0.19 and 0.25 carats.

High water levels in rivers leading to the Merlin diamond mine prevented 2,000 tonnes of gravel from two pits being transported during the wet season. This material will be processed in due course and further exploration work aimed at understanding the fluvial architecture of the gravels will be planned.

The Borroloola alluvial diamond project represents a significant and unique opportunity to explore for a large volume, high value, alluvial diamond deposit.

Lancelot Prospect Exploration

At the Lancelot Prospect (EL25676), in the Merlin Orbit tenements, an analysis of airborne gravity and magnetic data acquired in 2004, in conjunction with geochemical sampling has highlighted overlapping geophysical anomalies in proximity to geochemical anomalies. A Mine Management Plan has been submitted and accepted by the Department of Mines and Energy for an exploration costeaning program.

The costeaning program was completed in November 2012 and targeted 30 sites. Fifty eight costeans were excavated and 91 samples comprising 20 to 80 kg each were collected for indicator mineral analysis. The results of this analysis are pending.

In addition to testing the coincidental geophysical anomalies for the potential to be primary kimberlite, the program was designed to map and sample buried alluvial channels, known as palaeochannels, which may carry kimberlite indicator minerals. These palaeochannels were identified in drilling and costeaning during 2009 and 2010.

The 2012 sampling will establish the distribution of chromites and micro diamonds in this alluvial material. This information will be used as vectors in future exploration programs to identify locations of primary kimberlite sources.

Arnhem Land Project

Ore Reserves for the Arnhem Project

No Ore Reserves have been declared at the Arnhem Project.

Ownership and Tenement Status

Arnhem Land granted tenements

Lease	Lease Status	Project	Grant Date	Expiry Date	Acres	Annual Commitment
EL10233	Granted	Arnhem Land	18-Apr-11	17-Apr-17	127,200	$50,000
EL25976	Granted	Arnhem Land	11-May-07	10-May-13	36,570	$70,000
EL26087	Granted	Arnhem Land	19-Mar-08	18-Mar-14	80,295	$80,000
EL26206	Granted	Arnhem Land	19-Mar-08	18-Mar-14	26,235	$80,000
EL330	Granted	Arnhem Land	30-Mar-09	29-Mar-15	100,170	$105,000
EL331	Granted	Arnhem Land	18-Apr-11	17-Apr-17	198,750	$75,000
EL3337	Granted	Arnhem Land	18-Apr-11	17-Apr-17	17,490	$33,000

Arnhem Land tenements under application

Lease	Lease Status	Project	Acres
EL10003	Application	Arnhem Land	99,375
EL10230	Application	Arnhem Land	28,620
EL10231	Application	Arnhem Land	38,955
EL10232	Application	Arnhem Land	116,070
EL22262	Application	Arnhem Land	59,625
EL24501	Application	Arnhem Land	250,425
EL24701	Application	Arnhem Land	163,770
EL24702	Application	Arnhem Land	389,550
EL24703	Application	Arnhem Land	193,980
EL24853	Application	Arnhem Land	345,825
EL24854	Application	Arnhem Land	89,040
EL24881	Application	Arnhem Land	217,830
EL24916	Application	Arnhem Land	189,210
EL25319	Application	Arnhem Land	397,500
EL25320	Application	Arnhem Land	99,375
EL25970	Application	Arnhem Land	9,540
EL25973	Application	Arnhem Land	33,390
EL25974	Application	Arnhem Land	2,385
EL25975	Application	Arnhem Land	6,360
EL27235	Application	Arnhem Land	151,845
EL27236	Application	Arnhem Land	85,065
EL28066	Application	Arnhem Land	16,695
EL28067	Application	Arnhem Land	62,010
EL28068	Application	Arnhem Land	35,775
EL28069	Application	Arnhem Land	12,720
EL28070	Application	Arnhem Land	116,070
EL28071	Application	Arnhem Land	150,255
EL28165	Application	Arnhem Land	13,515
EL29398	Application	Arnhem Land	4,770
EL29399	Application	Arnhem Land	267,120
EL29400	Application	Arnhem Land	3,180
EL29401	Application	Arnhem Land	1,590
EL29402	Application	Arnhem Land	4,770
EL29403	Application	Arnhem Land	17,490
EL29407	Application	Arnhem Land	1,590
EL29408	Application	Arnhem Land	46,110
EL29409	Application	Arnhem Land	3,180
EL29410	Application	Arnhem Land	1,590
EL29411	Application	Arnhem Land	3,180
EL29412	Application	Arnhem Land	4,770
EL29413	Application	Arnhem Land	19,875
EL29414	Application	Arnhem Land	5,565
EL3335	Application	Arnhem Land	127,200
EL3341	Application	Arnhem Land	178,875
EL6531	Application	Arnhem Land	397,500
EL6532	Application	Arnhem Land	397,500
EL8681	Application	Arnhem Land	196,365
EL8682	Application	Arnhem Land	190,800

134°0'0"E
135°0'0"E
136°0'0"E
12°0'0"S
13°0'0"S
14°0'0"S
DARWIN
BORROLOOLA
MANINGRIDA
MILINGIMBI MISSION
WHITE STAR LANDING
RAMINGINING
OLD ARAFURA
WARAGA SETTLEMENT
MIRRNGADJA VILLAGE
MOUNTAIN VALLEY
NGUKURR
ST VIDGEON
EL25320
EL25319
EL25973
EL10230
EL6532
EL8682
EL8681
EL25970
EL28165
EL10231
EL10232
EL3341
EL24501
EL25976
EL24702
EL25974
EL25975
EL28069
EL24881
EL24854
EL24853
EL24703
EL28070
EL27235
EL22262
EL6531
EL330
EL10233
EL331
EL28067
EL3335
EL3337
EL28068
EL27236
EL28071
EL28066
EL10003
EL24916
EL24701
EL26206
EL26087
N
Granted
Non consent areas
Population centres
Highways
Sealed roads
Unsealed roads
Major drainage
0 10 20 30
Kilometres

Arnhem Land
Project Locations

Project History

In 2009, MED purchased all rights and title to tenements held by De Beers Exploration Australia Limited within Arnhem Land. These tenements are considered to have potential for diamonds and other minerals.

Processing of reconnaissance stream samples collected in 2010 was completed with no diamond indicator minerals of potentially kimberlitic origin reported. Further reconnaissance sampling conducted in August 2011 consisted of stream gravel sampling on five tenements and infill loam sampling on an additional tenement which had previously reported microdiamonds. No diamond indicator minerals of potentially kimberlitic origin were reported in the analysis.

In October 2012, MED collected 47 diamond exploration samples totalling 1,920kg over tenements EL331, EL3337, EL10233 and EL330. To date results from 28 samples have been received from the laboratory. Chromites were recovered in seven samples but are considered to be worn, weathered and of non-kimberlitic origin. A cube shaped microdiamond recovered in one sample is also considered to be of non-kimberlitic origin.

MED has a contractual right to obtain an 80% interest in two tenements covering some 2,000km² of land in the prospective western region of Arnhem Land. MED’s right to acquire an 80% interest in the two tenements is conditional on the grant of these tenements which are currently at the application stage.

2012 Exploration Program

No exploration activity was undertaken in 2012.

Ashmore and Seppelt Kimberlite Pipes

Ore Reserves for the Ashmore and Seppelt Kimberlite Pipes

No Ore Reserves have been declared at the Ashmore and Seppelt Kimberlite Pipes.

Ownership and Tenement Status

Granted Mining Leases over the Ashmore and Seppelt Pipes

Lease	Lease Status	Project	Grant Date	Expiry Date	Acres	Annual Commitment
M80/492	Granted	Ashmore	25-Nov-99	24-Nov-20	746	$74,900
M80/526	Granted	Seppelt	1-Aug-03	31-Jul-24	446	$44,900
M80/532	Granted	Seppelt	29-Oct-03	28-Oct-24	542	$54,500

Project History

The North Kimberley Diamond Province was discovered in 1975 as a consequence of regional reconnaissance stream sampling undertaken by the Kulumburu Joint Venture. Although the Kulumburu Joint Venture discovered Skerring, a small non-diamondiferous kimberlite pipe it was not until 1993 that the first diamond bearing pipes, Seppelt 1 and Seppelt 2 were discovered by De Beers. A characteristic of the North Kimberley diamond province is that it has a number of different diamond populations, some of which remain unsourced. To date three significant diamond bearing pipe clusters have been identified with each containing a different diamond population with significantly different grades.

MED completed bulk sampling at these pipes between 2001 and 2004.

Royalties

All of the Ashmore and Seppelt tenements are subject to an agreement dated 1997, between Merlin and the Kimberley Land Council Aboriginal Corporation for and on behalf of the Balanggarra Aboriginal Corporation. The main terms of this agreement dealing with compensation and mining royalties are as follows;

1.	A payment of 1.5% of construction costs associated with a mine development.
2.	An annual payment of $300 per hectare for land affected by mining.
3.	A 2% royalty on the sale of diamonds.

2012 Exploration Activity

No exploration activity was undertaken in 2012.

Top End Minerals Ltd

Uranium Exploration

TEM is a uranium and gem focused exploration company which controls, through farm-in arrangements with MED, one of the largest portfolios of highly prospective exploration tenements in the Northern Territory, Australia.  It has tenement holdings across three project areas, Arnhem Land Project Area, Yambarra Project Area and the McArthur South Project Area. MED assigned to TEM the non-diamond mineral rights to its tenements.

Investment in Northern Capital Resources Corp

Legend holds a 31.50% interest in NCRC, an unlisted US corporation. NCRC’s subsidiary Golden River Resources Corporation (“Golden River”) (GORV:OTCBB) acquired a controlling interest in Acadian Mining Corporation (“Acadian”), a Canadian company listed on Toronto Stock Exchange (TSX:ADA) in 2009. Subsequent to December 31, 2011, Golden River sold a 19.9% interest and currently holds approximately 52% of Acadian.  During fiscal 2012, Golden River sold 28.6% stake in Acadian for CDN$1,941,800 and at December 31, 2012 held a 22.197% interest in Acadian.

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

We Lack an Operating History And Have Losses Which We Expect To Continue Into the Future.

To date we have had no material source of revenue. We have no operating history as a mining company upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

-	exploration and development of any mineral property we identify; and

-	our ability to generate revenues and profitably operate a mine on any mineral property we identify.

We Will Require Further Financing To Determine If There Is Commercial Minerals, Develop Any Minerals We Identify And To Maintain The Mineral Claims.

Our success may depend on our ability to raise further capital. We will require further substantial additional funds to conduct mineral exploration and development activities on all of our tenements. There is no assurance whatsoever that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us to make investments. In this regard, Paradise was unable to complete an initial public offering in Australia in 2012 due in part to adverse financial market conditions. If funds are not available in the amounts required to achieve our business strategy, we would be unable to reach our objective. This could cause the loss of all or part of your investment.

The Report Of Our Independent Registered Public Accounting Firm Contains An Explanatory Paragraph Questioning Our Ability To Continue As A Going Concern.

The report of our independent registered public accounting firm on our financial statements as of December 31, 2012 and 2011, and for the years ended December 31, 2012 and 2011, includes an explanatory paragraph questioning our ability to continue as a going concern. This paragraph indicates that we have not yet commenced revenue producing operations, have incurred net losses from inception, and have an accumulated (deficit) of $170,990,000 which conditions raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

If we are not successful obtaining the necessary permits and approvals or raising the necessary funds, in a timely manner, or at all, in order to plan, construct or operate the mining and beneficiation facilities, this would have material adverse affect on our business and financial condition.

Phosphate market, price and demand and the need to enter into off-take agreement/s

Paradise intends to derive its revenue from the extraction and sale of phosphate rock from the Paradise North Project. The price which Paradise may receive for its phosphate products depends on numerous factors that are beyond Paradise’s control and are inherently unpredictable, including general global economic conditions, currency exchange rates, increases of supply by competitors, shipping costs, alternative product development and changes in the demand for phosphate.

The viability of the Paradise North Project is dependent upon Paradise entering into a joint venture arrangement or off-take agreement with a customer or customers on acceptable terms and there is a risk that acceptable off-take arrangements may not eventuate.

The additional growth opportunities are also exposed to a risk that Paradise may not be able to achieve an acceptable price for the phosphate products which it hopes to produce, or be able to enter into viable off-take agreements for its anticipated fertiliser products.

World Economic Conditions Could Adversely Affect Our Results of Operations and Financial Condition

The effects of the continuing global financial crisis are difficult to accurately predict. As a result of this crisis, conditions in the credit markets have continued to be uncertain and risk adverse. These adverse conditions may make it harder for the Company to raise additional funds to finance the continued development of its business and may reduce the demand for phosphate and diamonds, which, at least in the short term, could reduce the value of the Company's mineral exploration properties. Continued adverse economic conditions could adversely affect our liquidity, results of operations and financial condition.

We Could Encounter Delays Due To Regulatory And Permitting Delays.

We could face delays in obtaining mining permits and environmental permits. Such delays, could jeopardize financing, if any, in which case we would have to delay or abandon work on the properties.

There Are Uncertainties Inherent In The Estimation Of Mineral Reserves.

Reserve estimates, including the economic recovery of ore, will require us to make assumptions about recovery costs and market prices. Reserve estimation is, by its nature, an imprecise and subjective process and the accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation, judgment and experience. The economic feasibility of properties will be based upon our estimates of the size and grade of ore reserves, metallurgical recoveries, production rates, capital and operating costs, and the future price of phosphate and diamonds. If such estimates are incorrect or vary substantially it could affect our ability to develop an economical mine and would reduce the value of your investment.  Further, it may take many years from the initial phase of drilling before production is possible and, during that time, the economic feasibility of exploiting a discovery may change.

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

Unforeseen changes in the phosphate rock properties may result in the product failing to meet the required specifications, and accordingly the Company can make no assurance that the product will meet required specifications at this time.

The mineralogical composition of phosphate bearing rocks is subject to natural variability resulting in differences in physical properties, levels of impurities and available phosphorus content. Fertiliser manufacturers and farmers require phosphate concentrate or rock to be delivered which meet specified tolerances on elemental impurities and quantity of available phosphorus.

The Company has conducted a range of tests on phosphate rock from the Paradise North Project (and the Company's other Projects). These tests are necessarily conducted on discrete samples of rock taken from drill holes or excavations. Assumptions are then made regarding the spatial continuity of the phosphate rock properties. Unforeseen changes in the phosphate rock properties may result in the product failing to meet the required specifications, and accordingly the Company can make no assurance that the product will meet required specifications at this time.

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

We May Lose Our Claims If We Do No Maintain A Minimum Level of Work On The Claims

We will be required to carry out a minimum level of work on each claim to maintain our claims in good standing. If we cannot afford to carry out the work or pay the fees we could lose our interest in claims. The loss of some or all of our mineral claims would adversely affect the value of your investment.

Failure to obtain access to suitable transportation infrastructure could delay and/or increase the costs of the Company meeting its objectives.

Phosphate DSO from the Paradise North Project is intended to be transported to the Port of Townsville for shipping to local and international customers. The Company intends to move phosphate DSO using a combination of road and/or rail. A number of factors, including natural disasters or extreme weather events, could disrupt these transport routes.

There is currently sufficient capacity on both the Mount Isa to Townsville railway line and at the Port of Townsville to transport the Company's planned phosphate DSO production. However, both these transport options have constraints on capacity and there is no certainty that any currently available capacity will be available or any further capacity will be able to be made available when required by the Company. The Company is in discussions with potential transport providers. To date no binding agreements have been entered into with these providers. The Company can make no assurance that it will be able to secure agreements to transport any phosphate it produces on acceptable terms. Failure to obtain access to suitable transportation infrastructure could delay and/or increase the costs of the Company meeting its objectives.

Approximately 37% Of Our Common Stock Is Controlled By Certain Stockholders, Including Our Chairman And Chief Executive Officer, Who Have The Ability To Substantially Influence The Election Of Directors And Other Matters Submitted To Stockholders

Mr Joseph Gutnick, our Chairman and Chief Executive Officer, and his wife, beneficially owned 75.9 million shares of our common stock, which represented 25.20% of our shares outstanding as of December 31, 2012. In addition, Mr Gutnick is a party to a stockholders agreement with IFFCO, which beneficially owned 11.66% of our common stock as of December 31, 2012. Pursuant to the stockholders agreement, Mr Gutnick and IFFCO have agreed to vote their shares together on certain matters, including the election of directors. As a result, they have and are expected to continue to have the ability to significantly influence the election of our Board of Directors and the outcome of all other issues submitted to our stockholders. The interests of these principal stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders. One consequence to this substantial influence or control is that it may be difficult for investors to remove management of the Company. It could also deter unsolicited takeover, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

Historically, AXIS has allocated corporate opportunities to each of the companies engaged in the exploration and mining industry after considering the location of each of the companies’ operations and the type of commodity for which each company explores within its geographic region. At present, there are no conflicts among the ten companies with respect to the principal geographic areas in which they operate and/or the principal commodities that they are searching for other than between the Company and MED (in which the Company owned a 41.95% interest as of December 31, 2012) with respect to the search for diamonds in Northern Australia. AXIS has advised the Company that it plans to allocate diamond exploration opportunities between the Company and MED based upon the proximity of such opportunities to their respective existing exploration properties.

Our Phosphate Assets Are Subject To Security Interests In Favor Of Holders Of Paradise’s Secured Convertible Notes.  Paradise’s Failure To Repay The Secured  Convertible Notes Could Result In Legal Action Against Us, Which Could Require The Sale Of Our Phosphate Assets.

The repayment of Paradise’s secured convertible note facility is secured by a security interest in the phosphate assets and shares of Paradise. If we are unable to repay the convertible note facility when required, the holders of the notes could commence legal action against us and foreclose on all of the phosphate assets to recover the amounts due. Any such action would require us to curtail or cease our phosphate operations.

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

The Market Price Of Your Shares Will Be Volatile

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

As of December 31, 2012, we do not have any Securities and Exchange Commission staff comments that have been unresolved for more than 180 days.

Item 2.	Properties.

Legend has exploration properties as discussed in “Item 1 – Description of Business”.  Legend occupies certain executive and office facilities in Melbourne, Victoria and certain regional areas in Australia to support field operations and AXIS also provides office facilities pursuant to the Service Agreement with AXIS.  See “Item 1 – Business - Employees” and “Item 12 – Certain Relationships and Related Transactions”. Legend believes that its administrative space is adequate for its current needs.

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

The following table sets out the high and low bid information for the Common Stock as reported by the National Quotation Service Bureau for each period/quarter indicated in US$:

Calendar Period	High Bid (1)	Low Bid (1)

2011
First Quarter	1.10	0.70
Second Quarter	0.83	0.43
Third Quarter	0.61	0.30
Fourth Quarter	0.43	0.08

2012
First Quarter	0.18	0.10
Second Quarter	0.13	0.06
Third Quarter	0.11	0.07
Fourth Quarter	0.10	0.06

(1)	The quotations set out herein reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

As of March 15, 2013, there are 294,047,971 shares of Common Stock outstanding.

To date we have not paid dividends on our Common Stock and we do not expect to declare or pay any dividends on our Common Stock in the foreseeable future. Payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by the Board of Directors.

Shareholders

As of March 13, 2013, there were approximately 54 record holders of the Company's Common Stock. Within the holders of record of the Company's Common Stock are depositories such as Cede & Co., a nominee for The Depository Trust Company (or DTC), that hold shares of stock for brokerage firms which, in turn, hold shares of stock for one or more beneficial owners. Accordingly, the Company believes there are many more beneficial owners of its Common Stock whose shares are held in "street name", not in the name of the individual shareholder..

Options

Effective as of December 12, 2005, the Board of Directors of Company approved the distribution to stockholders for no consideration of an aggregate of 36,135,500 non-transferable options, each of which is exercisable to purchase one share of Common Stock of the Company at an exercise price of US$0.25 (US$0.111, as adjusted) per share with a latest exercise date of December 31, 2012 and otherwise on the terms and conditions set out in Appendix A to the Form 8-K dated December 12, 2005.  The options were issued on a pro-rata basis to all stockholders of record on December 31, 2005 on the basis of two (2) options for every one (1) share of Common Stock owned by a stockholder on the record date. The options may not be exercised until the shares underlying the options are registered under federal and state securities laws. On June 26, 2006, the Board of Directors amended the terms and conditions of the options and included a cashless exercise clause for the options in the terms and conditions. These options expired as of December 31, 2012.

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

Our selected financial data presented below for each of the years in the two-year period ended December 31, 2012, and the balance sheet data at December 31, 2012 and 2011 has been derived from financial statements, which have been audited by PKF O’Connor Davies, A Division of O’Connor Davies, LLP (PKF O’Connor Davies), New York, NY.  The selected financial data should be read in conjunction with our consolidated financial statements for each of the years in the period ended December 31, 2012 and Notes thereto, which are included elsewhere in this Annual Report.

Statement of Operations Data

	Year ended December 31

	2011	2012	2012 Conv. Transl
	A$000s	A$000s	US$000s

Revenues	-	-	-

Other income	1,233	292	303

Costs and expenses	(26,538)	(27,029)	(28,036)

Loss from operations	(25,305)	(26,737)	(27,733)

Other non-operational gains and costs	(13,896)	1,400	1,451
Provision for income taxes	-	(650)	(674)
Equity in losses of unconsolidated entities	(7,495)	(435)	(451)

Net (loss)	(46,696)	(26,422)	(27,407)

Net (loss) attributable to non-controlling interests	2,619	3,002	3,114

Net (loss) attributable to Legend stockholders	(44,077)	(23,420)	(24,293)

	A$	A$	$US

Basic net (loss) per share	(0.19)	(0.10)	(0.10)

Weighted average number of shares outstanding (000s)	226,405	237,913	237,913

Balance Sheet Data
	A$000s	A$000s	US$000s

Total assets	36,906	34,987	36,292

Total liabilities	(8,744)	(25,849)	(26,813)

Total equity	28,162	9,138	9,479

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

General

The following discussion and analysis of our financial condition and results of operation should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this report.  This report contains numerous forward-looking statements relating to our business. Such forward-looking statements are identified by the use of words such as believes, intends, expects, hopes, may, should, plan, projected, contemplates, anticipates or similar words. Actual operating schedules, results of operations, ore grades and mineral deposit estimates and other projections and estimates could differ materially from those projected in the forward-looking statements.

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

Legend also has exploration interests in the Northern Territory and Western Australia through its 41.95% interest in MED and has direct holdings in exploration interests in its own right. MED’s exploration interests cover previous diamond mining operations at the Merlin diamond mine and Legend’s exploration interests are highly prospective for diamonds.

Foreign Currency Translation

The majority of our exploration, development and administrative operations are in Australia and, as a result, our accounts are reported in Australian dollars. Foreign income and expenses are translated into Australian dollars at the average exchange rate prevailing during the period. Assets and liabilities of the foreign operations are translated into Australian dollars at the period-end exchange rate. The following table shows the period-end rates of exchange of the Australian and US dollar compared with the US dollar during the periods indicated.

Year ended
December 31

2011	A$1.00	=	US$1.0174
2011	A$1.00	=	CDN$0.96344
2012	A$1.00	=	US$1.0373
2012	A$1.00	=	CDN$1.0339

Plan of Operation

We had A$2,889,000 in cash at December 31, 2012.

We commenced exploration activities on the tenements we acquired in July 2006 and since that time and up to December 31, 2012, have spent A$93,084,000 on exploration and pre-development activities.

On February 13, 2012, the Company announced the restructuring of its phosphate assets in order to facilitate the financing of its 100% owned Paradise phosphate project. This first step involved a transfer of all Legend’s phosphate assets into a 100% owned subsidiary of Legend named Paradise; the issue of 100 million ordinary shares (100% of the issued shares of Paradise) by Paradise to Legend; and funding via a A$10 million convertible note facility (“Convertible Note Agreement”) which has been injected into Paradise through Acorn, an Australian financial institution. The intention was that the A$10 million would convert into equity in the subsidiary upon a successful initial public offering (“IPO”) and listing of the subsidiary on ASX within 12 months of the note issue date. Paradise did not proceed with the IPO and listing on ASX due to market conditions and the advanced state of discussions with strategic partners at the time. Legend anticipated that by using an Australian subsidiary it was better placed to lift the profile of the world quality phosphate assets, provide a stronger trading platform that will help maximise its value and enable further capital raising to support the development of phosphate rock production and subsequent value added products.

The phosphate assets comprise the Paradise phosphate rock deposits of Paradise North and Paradise South, the D-Tree deposit and the deposits associated with Legend’s rights and obligations under the King Eagle Joint Venture agreement (i.e. Highland Plains, Lily & Sherrin Creek and Quita Creek). The assets include the exploration and mining permits and applications associated with the above deposits and related infrastructure. The transfer of the phosphate assets was to a 100% owned subsidiary called Paradise.

The convertible note facility of A$10 million to Paradise is repayable 12 months from the completion date of the agreement, subsequently extended to March 10, 2013. The notes bear interest at the nominal rate of 10% per annum (the actual amount of effective interest depends upon the event that triggers repayment). Funds received under the convertible note facility were used to progress the project, its development, production and ultimately the export of phosphate rock from the phosphate deposits. The notes are secured by a security interest in the phosphate assets and in the shares in Paradise. The A$10 million convertible note is due for repayment on March 10, 2013. The note agreement calls for an adjustment to the repayment factor if Paradise does not complete the public offering as defined. Acorn has agreed to extend the repayment date for 2 months under certain conditions including the finalisation of a term sheet for an off-take agreement prior to March 10, 2013. Paradise has entered into a term sheet with a third party and the repayment date has been extended to May 10, 2013. The Company has recorded a A$5,590,000 liability at December 31, 2012 representing an additional payment due in accordance with the term sheet (see note 15 to the financial statements).

On January 16, 2013, Legend announced that (i) it had placed 150 million shares of common stock to a third party at a price of US$0.05 per share to raise US$7.5 million. Closing of the first tranche of this placement of 45 million shares raising $2,250,000 occurred on February 20, 2013; and (ii) that it intends to undertake a rights issue of shares to all Legend shareholders, on a pro-rate basis at a price of US$0.05. If fully subscribed, the rights issue will raise US$20 million. On January 18, 2013, Legend announced that it had entered into an agreement with a third party to sell 24 million shares in MED at a price of A$0.21 per share for a total consideration of A$5,040,000, and on March 12, 2013, it entered into two further contracts to sell a total of 35 million ordinary shares (approximately 19.9% in MED at a price of A$0.22 per share. Following closing, Legend will hold less than a 1% interest in MED.

It is Legend’s intention to utilize funds from the capital raisings and sale of MED shares to repay the convertible note.

As set out in Item 1 “Employees” the services of our Chief Executive Officer, Chief Financial Officer, geologists, finance and clerical employees are provided by AXIS.  As part of the financing transaction discussed above, AXIS has transferred the employment of the CEO of Paradise and the General Manager Project Development to Paradise.

Results of Operations

Year ended December 31, 2012 versus Year ended December 31, 2011

As an exploration stage company until February 2011 and a development stage company since then, we have not had an ongoing source of revenue. Our revenue stream is normally from ad-hoc tenement disposals, interest received on cash in bank and Australian Taxation Office refunds. During the year ended December 31, 2012, we received A$152,000 (US$158,000) (2011: A$493,000) in interest on funds in the bank, interest income from a related entity of A$72,000 (US$75,000) (2011: A$136,000) and other income of A$59,000 (US$61,000) (2011: A$591,000). Included in other income is an amount for MED diesel fuel rebate of A$43,000 (US$45,000) (2011: A$43,000) for fuel usage on the Merlin diamond project and sundry income of A$16,000 (US$17,000) and for 2011 for MED, A$547,000 being a refund from the government for research and development. Interest received during 2012 is lower than 2011 as the balance of cash at bank reduced as it was used in our operations.

Costs and expenses increased during the year from A$26,538,000 for the year ended December 31, 2011 to A$27,029,000 (US$28,036,000) for the year ended December 31, 2012.

The main components of costs and expenses are as follows:-

(i)
a decrease in exploration expenditure written off from A$15,033,000 in 2011 to A$7,566,000 (US$7,849,000) in 2012. Our accounting policy is to expense all exploration costs (including costs associated with the acquisition of tenement interests) as incurred. The exploration costs include drilling/geological/geophysical/ mineral analysis contractors, salaries for contract field staff, travel costs, accommodation and tenement costs on properties where we have not estimated mineral reserves.  On our phosphate activities, we continued to advance the current feasibility test work. During 2012, A$1,185,000 (US$1,229,000) (2011: A$1,682,000 of costs which were incurred on the Paradise South phosphate project in preparing the mineral deposit for extraction were capitalised and included in development costs. In relation to our diamond activities, included within exploration expenditure for 2012 was A$2,938,000 (US$3,047,000) for further studies confirming the scale and viability of the Merlin diamond project and surrounding areas; and costs of the plant and camp which was offset by the proceeds from the sale of a parcel of rough diamonds from pre-production trials of A$1,729,000 (US$1,793,000) (2011: A$nil). During 2011 in relation to our diamond activities, the studies confirming the scale and viability of the Merlin project and  surrounding area and costs of the plant and camp included within exploration expenditure was A$4,384,000.

(ii)
an decrease in aircraft maintenance costs from A$934,000 in 2011 to A$769,000 (US$797,000) in 2012. The Company purchased an aircraft in August 2008 to utilize in its field operations and has incurred operating costs for the aircraft since that time and costs during 2011 include a provision for the engine maintenance program.

(iii)
an increase in interest expense from A$292,000 in 2011 to A$1,263,000 (US$1,310,000) in 2012. During 2012 and 2011, we incurred interest on the motor vehicle finance leases and interest bearing long term debt. During 2012, we incurred interest on  an advance from an affiliate and the convertible note for which there was no comparison in 2011. In February 2012 the Company entered into a convertible note  agreement via its wholly-owned subsidiary Paradise and the interest rate on borrowings under the agreement is fixed at 10% per annum (see note 15).

(iv)
an increase in legal, professional and accounting from A$797,000 for 2011 to A$1,790,000 (US$1,857,000) for 2012. During 2012, we paid A$1,433,000 (US$1,486,000) to independent experts, attorneys, accountants and advisors for the initial public offering and listing on Australian Securities Exchange of Paradise; accounting and audit fees of A$223,000 (US$231,000) for professional services in relation to financial statements, the quarterly Form 10-Qs, Form 10-K and Form 10-K/A and quarterly, half year and annual reporting in Australia for MED; and taxation fees of A$84,000 (US$87,000) relating to both the Company and its subsidiaries and incurred legal expenses of A$50,000 (US$52,000) for general legal work including tenement acquisition and sale arrangements. During 2011, we paid A$355,000 to independent experts and other consultants for business development; accounting and audit fees of A$356,000 for professional services in relation to financial statements, the quarterly Form 10-Qs, Form 10-K and Form 10-K/A and quarterly, half year and annual reporting in Australia for MED; and taxation fees of A$85,000 relating to both the Company and its subsidiaries and incurred legal expenses of A$1,000 for general legal work including tenement acquisition and sale arrangements.

(v)
amortization of mineral rights were A$1,398,000 in 2011 compared to A$1,398,000 (US$1,450,000) in 2012. On the acquisition date in 2007 of the business combination of MED, the Company recognized mineral rights of A$18,873,000. The underlying mineral property licences have a set term and mineral rights are being amortized over the term of the licences.

(vi)
an increase in financing costs from A$nil in 2011 to A$6,256,000 (US$6,489,000) in 2012. During 2012, our wholly owned subsidiary Paradise entered into a convertible note agreement with Acorn. The expense in 2012 represents A$666,000 (US$691,000) legal and advisor fees in relation to the issue and A$5,590,000 (US$5,798,000) repayment factor of the convertible note (see note 15).

(vii)
an increase in administrative costs from A$8,084,000 in 2011 to A$7,987,000 (US$8,284,000) in 2012. During 2012, the corporate management and service fees charged to us by AXIS was A$1,045,000 (US$1,084,000). AXIS charged us A$3,771,000 (US$3,912,000) for Directors’ fees, salaries and salary related matters incurred in behalf of the Company, which relates to our share of salaries paid to the President & Chief Executive Officer, Chief Financial Officer and Secretary, Executive General Manager, General Manager Business, Project Manager and other staff of AXIS who provide services to the Company, and for independent directors’ fees. The Company Incurred A$1,046,000 (US$1,084,000) in direct salaries paid by Paradise and MED. The Company paid insurance costs of A$157,000 (US$162,000) for 2012. The Company incurred A$197,000 (US$204,000) for travel by Directors and officers, contractors and other AXIS staff who provide services to the Company on capital raising trips and trips to the field; A$12,000 (US$13,000) in borrowing costs and bank fees; A$111,000 (US$115,000) for motor vehicles costs; A$30,000 (US$31,000) for public relations; A$181,000 (US$187,000) for stock transfer agent services; A$118,000 (US$122,000) for office and computing consumables; A$51,000 (US$53,000) for other contractors including external information technology consultants; A$111,000 (US$115,000) for staff support costs; A$593,000 (US$615,000) for rent of offices in Melbourne, Mt Isa, Perth and New York and an apartment in Melbourne, an increase from 2011 of A$310,000 due to change in office premises in Perth and New York; A$53,000 (US$55,000) for subscription to industry papers and services; A$236,000 (US$245,000) for telecommunications support; A$129,000 (US$134,000) for depreciation of non-field assets and minor equipment purchases; A$11,000 (US$12,000) for Delaware franchise tax; and A$17,000 (US$18,000) in donations to local community groups. In 2012, there was a reduction of A$685,000 in public relations, investor relations and travel costs from 2011 as a result of the Company’s main focus being updating and completing the studies for the Paradise phosphate and Merlin diamond projects. During 2011, the corporate management and service fees charged to us by AXIS was A$1,137,000 AXIS charged us A$3,619,000 for Directors’ fees, salaries and salary related matters incurred in behalf of the Company, which relates to our share of salaries paid to the President & Chief Executive Officer, Chief Financial Officer and Secretary, Executive General Manager, General Manager Business, Project Manager and other staff of AXIS who provide services to the Company, and A$312,000 for independent directors’ fees. The Company paid insurance costs of A$214,000 for 2011. The Company incurred A$672,000 for travel by Directors and officers, contractors, and other AXIS staff who provide services to the Company on capital raising trips, trips to the field; A$193,000 for investor relations consultants; A$21,000 in borrowing costs and bank fees; A$120,000 for motor vehicles costs; A$47,000 for public relations; A$135,000 for stock transfer agent services; A$138,000 for office and computing consumables; A$147,000 for other contractors including external information technology consultants; A$142,000 for staff support costs; A$283,000 for rent of offices in Melbourne, Mt Isa, Perth and New York and an apartment in Melbourne; A$240,000 for subscription to industry papers and services; A$48,000 for telecommunications support; A$241,000 for depreciation of non-field assets and minor equipment purchases; A$279,000 for employee stock-based compensation; and A$28,000 for Delaware franchise tax; and A$67,000 in donations to local community groups.

Accordingly, the loss from operations increased from A$25,305,000 for the year ended December 31, 2011 to A$26,737,000 (US$27,733,000) for the year ended December 31, 2012.

A decrease in foreign currency exchange loss of A$45,000 for the year ended December 31, 2011 to A$16,000 (US$18,000) in the year ended December 31, 2012 was recorded as a result of the movement in the Australian dollar versus the US dollar, related primarily to US cash deposits.

During December 2012, the Company made an assessment of the current net assets value of the investment in NCRC and TEM from the information available and determined that a provision for impairment was appropriate. Accordingly, the Company recorded an impairment of equity investment of A$692,000 (US$718,000) (2011: A$5,654,000).

An impairment of other investments was recorded for the year ended December 31,2011 of A$719,000 as the Company has assessed the current net asset value of the investment from the information available and determined that a provision for  impairment was appropriate for which there is no comparable amount for the year ended December 31, 2012.

A recovery of allowance for doubtful receivable has been recorded of A$2,340,000 (US$2,427,000) as of December 31, 2012 (2011: provision A$6,839,000). At  December 2011, management made an assessment of the carrying value of the receivable from AXIS and concluded that it needed to make an allowance for doubtful receivable. During 2012, AXIS repaid part of the receivable to the Company and the Company adjusted the provision for doubtful receivable.

A net realised loss of A$66,000 was recorded on sale of certain marketable securities in the year ended December 31, 2011 being the difference between the cost price and sale price for which there was no comparable amount for the year ended December 31, 2012.

A loss on redemption of other investments of A$371,000 being the difference between cost and sale price was incurred for the year ended December 31, 2011 for which there is no comparable amount for the year ended December 31, 2012.

A net realised gain of A$94,000 (US$98,000) was recorded on sale of assets, being the difference between cost and sale price was recorded for the year ended December 31, 2012 (2011 loss: A$168,000).

The Company has written off obsolete assets of A$76,000 (US$78,000) for the year ended December 31, 2012 (2011: A$34,000).

During 2012, the Company reviewed the assets held and adopted a plan to dispose of some of its assets relating to land and buildings and motor vehicles which were surplus to its needs. As part of the plan, an impairment loss of A$250,000 (US$260,000) was recognized which is included in write off/writedown of assets, representing the excess of the carrying amount of certain assets over the aggregate of the fair value. All of the impaired assets are part of the current assets – other.

The loss before income taxes and equity in losses of unconsolidated entity was A$39,201,000 for the year ended December 31, 2011 compared to A$25,987,000 (US$26,282,000) for the year ended December 31, 2012.

During 2012, the Company has provided for A$650,000 (US$674,000) income taxes relating to the transfer of the phosphate assets from the Company to its 100% owned subsidiary Paradise for which there is no comparable amount for the year ended December 31, 2011.

During the year ended December 31, 2012, the Company’s share of the losses of the unconsolidated entities amounted to A$435,000 (US$451,000) (2011: A$7,495,000). At December 31, 2012, the Company holds a 31.50% interest in NCRC and the Company through its investment in MED holds a 31.14% interest in TEM. For the year ended December 31, 2012 the equity loss for TEM was A$311,000 (US$323,000) (2011: A$362,000). The carrying value of NCRC at December 31, 2012 is A$nil. For the year ended December 31, 2012 the equity loss for NCRC is A$124,000 (US$128,000) (2011: A$7,133,000) The Company accounts for both of these investments using the equity method of accounting. .

The net loss was A$46,696,000 for the year ended December 31, 2011 compared to a net loss of A$26,422,000 (US$27,407,000) for the year ended December 31, 2012.

The share of the net loss attributable to the non-controlling interests of MED amounted to A$3,002,000 (US$3,114,000) for the year ended December 31, 2012 compared to A$2,619,000 for the year ended December 31, 2011.

At January 1, 2011, the Company held a controlling 50.46% interest in MED.  During 2011, the Company purchased a further 495,000 shares in MED at a cost of A$148,000 which resulted in a decrease in non-controlling interest of A$113,000. The Company’s interest at December 31, 2011 was 50.69%. During January and February 2012, third parties holding 4,000,000 options in MED exercised those options and were issued ordinary shares in MED; and during 2012, Merlin has issued ordinary shares to third parties to raise capital. This has resulted in the Company’s interest in MED diluting to 41.95% at December 31, 2012.  Management believes that at December 31, 2012,  it has the ability to control the operations of MED through its share ownership as well as having three out of the four Directors of MED.

The net loss attributable to Legend stockholders amounted to A$23,420,000 (US$24,293,000) for the year ended December 31, 2012 compared to A$44,077,000 for the year ended December 31, 2011.

Liquidity and Capital Resources

We have historically funded our operations through fund raisings noted below.

As of December 31, 2012, the Company has cash of A$2,889,000 (US$2,997,000).

During 2012, net cash used in operating activities was A$16,892,000  (US$17,522,000), as compared to A$19,386,000 in 2011, primarily consisting of the net loss of A$26,422,000 (US$27,407,000) (2011: A$46,696,000) adjusted for non cash items including  depreciation and amortization of A$2,964,000 (US$3,075,000) (2011: A$4,052,000), an increase in accounts receivable of A$99,000 (US$103,000) (2011: decrease A$664,000); a decrease in prepayments and deposits of A$87,000 (US$90,000) (2011: A$804,000); an increase in inventories of A$62,000 (US$64,000) (2011: A$nil); an increase in accrued financing costs of A$6,441,000 (US$6,681,000) (2011: A$nil); and an increase in accounts payable and accrued expenses of A$1,247,000 (US$1,292,000)  (2011: A$11,000). The primary reason for the increase in cash balances at December 31, 2012 has been the capital raising including convertible note; and reduction in exploration expenditure.

During 2012, net cash used in investing activities was A$1,187,000 (US$1,231,000) and A$1,617,000 in 2011. The major components in 2012 was an additional investment in consolidated entities of A$32,000 (US$33,000) (2011: A$148,000); additions to property, plant and equipment of A$126,000 (US$131,000) (2011: A$1,912,000) included in the purchase of plant and equipment for 2011 was the plant upgrade at Merlin; capitalized mine development costs A$1,185,000 (US$1,229,000) (2011 A$1,682,000); and proceeds from sale of property and equipment A$156,000 (US$162,000) (2011: A$215,000).

During 2012, net cash provided by financing activities was A$19,180,000 (US$19,895,000) (2011: used by A$2,415,000) being primarily proceeds from the convertible notes of A$10,000,000 (US$10,373,000) for which there was no equivalent in 2011; the private placement of 22,640,725 shares for net proceeds of A$2,256,000 (US$2,340,000) (2011: A$nil); net repayments under finance leases of A$307,000 (US$318,000) (2011: A$381,000); repayments to affiliates of A$2,411,000 (US$2,501,000) (2011: advances to A$2,098,000); and repayments under capital lease agreements of A$291,000 (US$302,000) (2011: A$290,000); and in MED, the private placement of 21,071,221 shares for net proceeds of A$4,531,000 (US$4,700,000) (2011: A$nil) and the exercise of 3,656,000 options for net proceeds of A$580,000 (US$662,000) (2011: A$53,000).

During the year, the Company had US$74,000 cash balances which when converted to Australian dollars results in a foreign exchange loss.

We plan to continue our exploration and development program throughout 2013 and the Company has an obligation to incur expenditure on phosphate projects of A$1,800,000, and other commodity projects of A$400,000. Our budget for general administration costs for 2013 is A$5,500,000.

On February 13, 2012, the Company announced the restructuring of its phosphate assets in order to facilitate the financing of its 100% owned Paradise phosphate project. This first step has involved a transfer of all Legend’s phosphate assets into a 100% owned subsidiary of Legend named Paradise; the issue of 100 million ordinary shares (100% of the issued shares of Paradise) by Paradise to Legend; and funding via a A$10 million convertible note facility which has been injected into Paradise through Acorn Capital Ltd (“Acorn”), an Australian financial institution. The intention was that the A$10 million convertible would convert into equity in Paradise upon a successful IPO and listing of the subsidiary on ASX within 12 months of the note issue date. Paradise did not proceed with the IPO and listing on ASX due to market conditions at the time and the advanced state of discussions with strategic partners at the time. Legend anticipated that by using an Australian subsidiary, it is better placed to lift the profile of the world quality phosphate assets, provide a stronger trading platform that will help maximise its value and enable further capital raising to support the development of phosphate rock production and subsequent value added products.

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

The convertible note facility of A$10 million to Paradise is repayable 12 months from the completion date of the agreement, subsequently extended to March 10, 2013. The notes bear interest at the nominal rate of 10% per annum (the actual amount of effective interest depends upon the event that triggers repayment). Funds received under the convertible note facility will be used to progress the project, its development, production and ultimately the export of phosphate rock from the phosphate deposits. The notes are secured by a security interest in the phosphate assets and in the shares of Paradise. The A$10 million convertible note is due for repayment on March 10, 2013. The note agreement calls for an adjustment to the repayment factor if Paradise does not complete the public offering as defined. Acorn has agreed to extend the repayment date for 2 months under certain conditions including the finalisation of a term sheet for an off-take agreement prior to March 10, 2013. Paradise has entered into a term sheet with a third party and the repayment date has been extended to May 10, 2013. The Company has recorded an A$5,590,000 liability at December 31, 2012 representing additional payment due in accordance with the term sheet (see note 15 to the financial statements).

On January 16, 2013, Legend announced that (i) it had placed 150 million shares of common stock to a third party at a price of US$0.05 per share to raise US$7.5 million. Closing of the first tranche of this placement of 45 million shares raising $2,250,000 occurred on February 20, 2013; and (ii) that it intends to undertake a rights issue of shares to all Legend shareholders, on a pro-rate basis at a price of US$0.05. If fully subscribed, the rights issue will raise US$20 million. On January 18, 2013, Legend announced that it had entered into an agreement with a third party to sell 24 million shares in MED at a price of A$0.21 per share for a total consideration of A$5,040,000.

During 2012, MED used shares to third parties to raise further capital to advance its development of the Merlin diamond mine, and as a result, Legend’s interest in MED reduced to 41.95% at December 31, 2012. Since that date, MED has issued further shares to third parties and at March 15, 2013, Legend’s interest in MED had reduced to 33.84%. In January 2013, Legend entered into a contract to sell 24 million ordinary shares (approximately 16.9%) in MED at a price of A$0.21 per share and on March 12, 2013, it entered into two further contracts to sell a total of 35 million ordinary shares (approximately 19.9% in MED at a price of A$0.22 per share. Following closing, Legend will hold less than a 1% interest in MED.

It is Legend’s intention to utilize funds from the capital raisings and sale of MED shares to repay the convertible note.

Paradise will continue discussions with potential strategic partners in relation to participating in the full development of the fertilizer complex in Mt Isa, Queensland, Australia. Legend has been progressing these discussions with various international industry fertilizer corporations for over 12 months and expects to finalise any potential transaction in 2013, however, any delays in finalising a transaction will not hold up the initial development of phosphate rock production.

On June 27, 2012, the Company issued 22,640,725 shares of common stock at a price of US$0.10 for US$2,264,073 to Regals Fund LP.  The funds were to be used for working capital purposes.  During fiscal 2012, MED has issued 24,727,221 ordinary shares for consideration of A$5,130,629 as a result of the exercise of options and share placements.  The effect of these issues is that the Company’s holding in MED has reduced to 41.95% at December 31, 2012.

The Company has historically funded its activities from funds provided by capital raising through the issuance of its shares and from advances from affiliated entities. The Company has in place a planning and budgeting process to help determine the funds required to support the Company's operating requirements and its exploration and pre-development plans. Based on this process and the amount of the Company's cash and other current assets as of December 31, 2012, management believes if it can obtain the capital raising as discussed above, that the Company will have sufficient operating liquidity to sustain its activities through 2013. However, as the Company has not yet generated income producing activities, it will continue to seek opportunities to raise additional funds from capital raising efforts through the issuance of its shares, funding from affiliated entities as may be available and other financing arrangements until which time as the Company can commence revenue producing activities.

The report of our independent registered public accounting firm on our financial statements as of December 31, 2012 and 2011, and for the years ended December 31, 2012 and 2011, includes an explanatory paragraph questioning our ability to continue as a going concern. This paragraph indicates that we have not yet commenced revenue producing operations, have incurred net losses from inception, and have an accumulated (deficit) of $170,990,000 which conditions raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

As future exploration and development activities will require additional financing, the Company is pursuing various strategies to accomplish this including obtaining third parties to take an ownership interest in or to provide financing for the anticipated development activities related to the phosphate project, as well as capital raising through share issuances and sale of assets.

Contractual Obligations	Total A$000’s	Less than 1 year A$000’s	1-3 Years A$000’s	3-5 Years A$000’s	More than 5 years A$000’s
Convertible note	10,000	10,000	-	-	-
Accrued financing costs	6,441	6,441	-	-	-
Long term debt obligations	2,509	310	2,199	-	-
Capital lease obligations	252	143	109	-	-
Operating lease obligations	84	57	27	-	-
Other long term liabilities reflected on the consolidated balance sheet under GAAP	1,093	135	218	192	548
	20,379	17,086	2,553	192	548

Impact of Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements on the Company’s annual financial statements, see Note 2 to the Company’s Consolidated Financial Statements which are included herein.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

At December 31, 2012, the Company had long-term debt of A$2,199,000 (US$2,281,000). As the Loan Facility is US dollars, a change in the exchange rate between the A$ and the US$ will have an effect on the amounts reported in the Company’s consolidated financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the US$ exchange rate will have an A$23,000 effect on the consolidated balance sheet and income statement.

The Company reports in A$ and holds cash denominated in US dollars. At December 31, 2012, this amounted to US$4,000 (A$4,000). A change in the exchange rate between the A$ and the US$ will have an effect on the amounts reported in the Company’s consolidated financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the US$ exchange rate will have no effect on the consolidated balance sheet and statement of comprehensive loss. The balance of cash of A$2,885,000 is held in Australian dollars.

Item 8.	Financial Statements and Supplementary Data.

See the Financial Statements beginning on page F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants or any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two years ended December 31, 2012.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2012. This assessment was based on criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

(b)	Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

(c)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the last quarter of 2012 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

(d)	Other

We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of December 31, 2012, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets out certain information concerning the Company’s executive officers and directors.

Name	Age	Position(s) Held

Joseph Gutnick	60	Chairman of the Board
		President, Chief Executive Officer and Director.

David Tyrwhitt	74	Director

Manish Gupta	45	Director

Dr Allan Trench	49	Director

Henry Herzog	71	Director

Peter Lee	55	Secretary, Chief Financial Officer and Principal Accounting Officer.

Craig Michael	35	Chief Executive Officer – Paradise.

Edward Walker	41	General Manager Project Development – Paradise.

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

Joseph Gutnick

Mr Gutnick has been Chairman of the Board, President and Chief Executive Officer since November 2004 and has been Chairman of the Board, President and Chief Executive Officer of numerous public listed companies in Australia and the USA specialising in the mining sector since 1980. Mr Gutnick is currently Chairman of the Board, President and Chief Executive Officer of Golden River Resources Corporation, Northern Capital Resources Corporation, Great Central Resources Corporation, Consolidated Gems, Inc. and Aurum, Inc., US corporations; and Executive Chairman and Managing Director of Merlin Diamonds Limited, Top End Minerals Limited and Quantum Resources Limited, and Executive Chairman of Paradise Phosphate Ltd all listed on Australian Securities Exchange. He has previously been a Director of Acadian Mining Corporation and Royal Roads Corporation in the last five years. Mr Gutnick was previously a Director of the World Gold Council.  He is a Fellow of the Australasian Institute of Mining & Metallurgy and the Australian Institute of Management and a Member of the Australian Institute of Company Directors.

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

David Tyrwhitt

Dr Tyrwhitt was appointed a Director in March 2005. He is a geologist, holding a Bachelor of Science and PhD degrees and has 50 years experience in mineral exploration and management development and operation of gold and diamond mines in Australia.  Dr Tyrwhitt has been a Director of numerous public listed companies in Australia in the mining industry and is currently a Director of Hawthorn Resources Limited, Quantum Resources Limited, Golden River Resources Corp, a Delaware corporation (GORV.OB), Merlin Diamonds Limited and Northern Capital Resources Corp., a Delaware corporation since 2008. In the last five years, he has also been a Director of Astro Diamond Mines NL, Bassari Resources Ltd, Orchid Capital Ltd and South China Resources PLC

Dr Tyrwhitt’s experience in working on mining projects in Australia and technical skills will provide our Board with an Australian perspective to mining operations.

 Manish Gupta

Mr Gupta was originally appointed a Director in August 2008, before resigning in November 2009 due to other commitments. Mr Gupta was re-appointed as a Director in December 2010. Mr Gupta graduated from the Indian Institute of Technology (IIT), Delhi, India in 1988 with a Bachelor of Technology specialising in Civil Engineering and continued his studies at the Institute of Management (IIM), Calcutta, India where he gained a Post Graduate Diploma in Management in 1990 specialising in Development, Marketing, and then at the University of Pune, Pune, India where he gained a Bachelor of Laws (LLB) in 1996 excelling in Taxation and Commercial Laws. Mr Gupta has held several positions in the Indian Government including with the Indian Taxation Office and as Deputy Secretary to the Government of India, Ministry of Chemicals and Fertilisers, and as an Additional Commissioner of Income Tax and Officer on Special Duty to the Revenue Secretary, Government of India. In May 2004, he joined IFFCO and currently heads the strategic management team of IFFCO, responsible for formulating the future vision of the society and associated strategic decision making including setting up new ventures and partnerships, acquisition of existing ventures and diversification in new areas.

Mr. Gupta’s experience in the international fertilizer markets and his engineering background will provide our Board with a valuable perspective in the development of the Company’s phosphate project.

Allan Trench

Dr Trench was appointed a Director in August 2008. Dr Allan Trench is a geologist/geophysicist and business management consultant with approximately 20 years experience within the Australian resources sector across a number of commodity groups and is currently Chairman of the Board and a Director of Acadian Mining Corporation (ADA:TSX), a Director of Navigator Resources Ltd, Pioneer Resources Limited, Trafford Resources Ltd, Enterprise Metals Ltd, Hot Chili Limited and Venturex Resources Limited. Dr Trench was the Exploration Manager for WMC for the Leinster-Mt Keith region and then managed a number of exploration companies associated with Mr Joseph Gutnick before joining McKinsey & Company as a management consultant. In his role at McKinsey, Dr Trench was an advisor to a number of large international resources companies on strategic, organization and operational issues. From 2004 to 2006 Dr Trench was employed in a contract role as corporate strategist end benchmarking manager at Woodside Energy, helping to building Woodside’s capability in strategy, benchmarking and performance improvement across its global asset portfolio. Following this, he was employed by the CRU Group and was firstly responsible for global copper research managing a team of 12 analysts, then as Regional Director - Australasia. Dr Trench also currently holds the titles of Research Professor of Mineral Economics at the Graduate School of Business, Curtin University, Adjunct Professor to the WA School of Mines, Curtin University and Research Professor (Value & Risk) at the Centre for Exploration Targeting, University of Western Australia.

Dr Trench’s experience in working on complex mining projects internationally and Australia and technical skills will provide our Board with a valuable perspective on conducting business in international jurisdictions.

Henry Herzog

Mr Henry Herzog has more than 40 years of corporate and management experience. He has been a Director of the Company since August 2008. Mr Herzog has served in various positions as President, Vice President or Director of a number of publicly listed companies in Australia and the United States, predominantly in the mining sector and is currently also a Director of Merlin Diamonds Limited. Mr Herzog was responsible for the restructuring and reorganization of several publicly listed companies including Bayou International Limited, now known as Golden River Resources Corporation (GORV.OB), where he served as its President and Chief Executive Officer from 1986 to 1999 and as a Vice President from 1988-1989. For at least the past five years, Mr Herzog has also been managing a number of private investment entities. He is also a member of the Board of Trustees of a non-profit college of higher education.

Mr Herzog’s experience in corporate and management of international companies will provide our Board with a valuable perspective on conducting business in international jurisdictions.

Peter Lee

Mr Lee has been Chief Financial Officer since March 2005 and Secretary since November 2004.  He is a Director, Chief Financial Officer and Secretary of Golden River Resources Corp, a Delaware corporation (GORV.OB), Secretary of Aurum, Inc. (AURM.OB), Chief Financial Officer and Secretary of Consolidated Gems, Inc (CGEM.OB), Northern Capital Resources Corp and Great Central Resources Corp, and Chief Financial Officer and Company Secretary of Merlin Diamonds Limited, a Director, Chief Financial Officer and Company Secretary of Top End Minerals Ltd and Quantum Resources Limited, and Company Secretary of Paradise Phosphate Limited all listed on Australian Securities Exchange. Mr Lee is also a Director of Acadian Mining Corporation (ADA:TSX). Mr Lee is a Member of the Institute of Chartered Accountants in Australia, a Fellow of Chartered Secretaries Australia Ltd., a Member of the Australian Institute of Company Directors and holds a Bachelor of Business (Accounting) from Royal Melbourne Institute of Technology. He has over 30 years commercial experience.

Mr Lee devotes a majority of his business time to the affairs of the Company.

Craig Michael

Mr. Michael was Executive General Manager of the Company between September 2007 and April 2012 and is now Chief Executive Officer of Paradise Phosphate Limited. Mr. Michael has extensive experience as a geology professional in the mining and resources industry. He is currently Executive Director of Merlin Diamonds Limited (ASX:MED) and Director of Aurum, Inc (AURM:OB). His previous work was with Oxiana Ltd in South East Asia and Sons of Gwalia in the goldfields of Western Australia. Mr Michael is a member of the Australian Institute of Mining and Metallurgy and a Member of the Institute of Company Directors in Australia.

Edward Walker

Mr Walker has been General Manager Project Development for the Paradise Phosphate Operations since October 2008. He has acquired extensive international experience in the mining and water sectors via a number of senior engineering and project manager roles in international organizations, including as Principal Engineer for Parsons Brinkerhoff Australia from April 2007 to October 2008 and prior to that was with Bahia Mineracao Limitada as Senior Project Manager. Mr Walker spent over 10 years in senior engineering roles in Australia and the United Kingdom before spending two years as a senior project manager of an Iron Ore Mining project run by Brazilian company Bahia Mineração Limitada (BML). He then moved to a multi-disciplinary engineering firm Parsons Brinkerhoff as a Principal Engineer responsible for business development and delivery of client projects. Mr Walker has a Bachelor of Engineering (Civil) from Swinburne University of Technology and an Executive MBA from the Business School of São Paulo.

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

The Company encourages all Directors to attend the Annual Meeting of stockholders, either in person or by telephone. Mr. Gutnick, Dr Tyrwhitt and Dr Trench attended the 2012 Annual Meeting.

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
Legend International Holdings, Inc.
PO Box 6315 St Kilda Road
Central Melbourne, Victoria 8008 Australia

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our Directors, executive officers and beneficial owners of more than 10% of the outstanding Common Stock are required to file reports with the Securities and Exchange Commission concerning their ownership of and transactions in our Common Stock and are also required to provide to us copies of such reports.  Based solely on such reports and related information furnished to us, we believe that in fiscal 2012 all such filing requirements were complied with in a timely manner by all Directors and executive officers and 10% stockholders.

Item 11.	Executive Compensation.

The following table sets forth the annual salary, bonuses and all other compensation awards and pay outs on account of our Chief Executive Officer, Chief Financial Officer and Secretary and Executive General Manager for services rendered to us during the fiscal years ended December 31, 2012, 2011 and 2010.

Summary Compensation Table

Name and Principal Position	Year	Salary (A$)	Bonus (A$)	Stock Awards (A$)	Option Awards (A$)	Non-Equity Incentive Plan Compensation (A$)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (A$)	All Other Compensation (A$)	Total (A$)
Joseph Gutnick, Chairman of the Board, President and CEO of Legend and Executive Chairman of Paradise	2012 2011 2010	773,459 594,969 718,031	- - -	- - - -	- - - -	- - - -	- - - -	107,345 92,749 158,557	880,804 687,718 876,588
Peter Lee, CFO & Secretary of Legend and Company Secretary of Paradise	2012 2011 2010	227,967 278,196 309,389	- - -	- - - -	- - - -	- - - -	- - - -	39,997 44,066 85,248	267,964 322,262 394,637
Craig Michael, Chief Executive Officer Paradise, May 2012 to current, Executive General Manager of Legend January 2012 to April 2012	2012 2011 2010	365,166 276,801 323,750	- - -	- - - -	- - - -	- - - -	- - - -	154,797 243,093 112,710	519,963 519,894 436,460

(i)	Includes share of superannuation contributions made in accordance with applicable laws in Australia.
(ii)	Includes share of cost of motor vehicle costs applicable to Messrs. Gutnick, Lee and Michael and accommodation for Mr Michael as provided by the Company.

The services of our Chief Executive Officer and Chief Financial Officer & Secretary, are provided to us pursuant to a Service Agreement effective December 1, 2004 (the “Service Agreement”) by and between AXIS Consultants Pty Limited and ourselves. Mr Michael is employed by Paradise Phosphate Limited

Grants Of Plan-Based Awards In Fiscal 2012

There were no options granted to executive officers during fiscal 2012.

Outstanding Equity Awards at Fiscal Year-End

Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Been Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Joseph Gutnick, Chairman of the Board, President and CEO	5,000,000 2,250,000	- -	-	US$2.00 US$1.00	2/07/18 9/19/16	-	-	-	-
Peter Lee, CFO and Secretary	787,500 787,500 1,000,000	- - -	-	US$0.444 US$1.00 US$1.00	9/19/16 9/19/16 12/28/17	- - -	- - -	- - -	- - -
Craig Michael, Chief Executive Officer Paradise	150,000 150,000 1,250,000	- - -	- - -	US$0.444 US$1.00 US$1.00	9/10/17 9/10/17 12/28/17	- - -	- - -	- - -	- - -
Edward Walker, General Manager Project Development	500,000	-	-	US$1.00	04/12/18	-	-	-	-

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

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2012, information regarding options under our 2006 stock option plan, our only active plan.  The 2006 stock option plan has been approved by our stockholders. Outstanding options under this plan that are forfeited or cancelled will be available for future grants.  All of the options are for the purchases of our Common Stock.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available future issuance under equity compensation (excluding securities reflected in Column One)
Equity compensation plans approved by security holders	21,900,000	A$1.34	5,194,797
Equity compensation plans not approved by security holders	-	-	-

Director Compensation

Name	Fees Earned or Paid in Cash (A$)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total (A$)
David Tyrwhitt	66,000	-	-	-	-		66,000
Dr US Awasthi	10,000	-	-	-	-		10,000
Manish Gupta	60,000	-	-	-	-		60,000
Dr Allan Trench	66,000	-	-	-	-		66,000
Henry Herzog	66,000	-	-	-	-		66,000

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

The following table sets out, to the best of our knowledge, the numbers of shares in us beneficially owned as at March 15, 2013 by:

(i)	each of our present Executive Officers and Directors,

(ii)	each person (including any “group” as that term is defined in Section 13(d)(3) of the Securities Exchange Act) who beneficially owns more than 5% of our Common Stock, and

(iii)	all of our present Directors and officers as a group.

Title of Class	Name	Number of Shares Owned		Percentage of Shares (1)
Shares of Common Stock	Joseph and Stera Gutnick *	75,926,726	(2)(3)(4)(5)	25.20

Shares of Common Stock	David Tyrwhitt *	1,000,000	(6)	**

Shares of Common Stock	Manish Gupta	350,000	(8)	**

Shares of Common Stock	Allan Trench *	350,000	(9)	**

Shares of Common Stock	Henry Herzog *	1,234,940	(10)(11)	**

Shares of Common Stock	Peter Lee *	2,575,000	(12)	**

Shares of Common Stock	Craig Michael *	1,550,000	(13)	**

Shares of Common Stock	Edward Walker *	500,000	(14)	**

	All officers and Directors As a Group	83,486,666		27.68

Shares of Common Stock	Regals Fund LP 152 West 57th Street, 9th Floor New York, NY 10119	115,345,195	(15)	39.23

Shares of Common Stock	Kisan International Trading, FZE Emaar Business Park No.2, Office 562, Jebel Ali Dubai, UAE Post Box 261835	34,300,464	(16)	11.66

*	unless otherwise indicated, the address for each person is C/- Legend International Holdings, Inc., Level 8, 580 St Kilda Road, Melbourne, Victoria 3004, Australia.
**	less than 1%

Notes relating to Item 12:

(1)	Based on 294,047,971 shares outstanding as of March 15, 2013.

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

(6)	Include shares issuable to Mr Tyrwhitt upon exercise of 1,000,000 stock options which have vested.

(7)	[Intentionally Omitted.]

(8)	Includes shares issuable to Mr Gupta upon exercise of 350,000 stock options which have vested.

(9)	Includes shares issuable to Dr Trench upon exercise of 350,000 options which have vested.

(10)	Includes 884,940 shares of Common Stock owned by Riccalo Pty. Ltd., of which Mr Henry Herzog and members of his family are officers, Directors and principal stockholders.

(11)	Includes shares issuable to Mr Herzog upon exercise of 350,000 stock options which have vested.

(12)	Includes shares issuable to Mr Peter Lee upon exercise of 2,575,000 stock options which have vested.

(13)	Includes shares issuable to Mr Craig Michael upon exercise of 1,550,000 stock options which have vested.

(14)	Includes shares issuable to Mr Walker upon exercise of 500,000 stock options which have vested.

(15)	In accordance with a Schedule 13D/A dated February 19, 2013, Regals Fund L.P., Regals Capital Management L.P., and Mr David Slager may be deemed to be beneficial owners of the shares of Common Stock.

(16)	Includes 34,300,464 shares of common stock owned by Kisan International Trading, FZE, a subsidiary of Indian Farmers Fertilizer Cooperative Limited (“IFFCO”).

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

In December 2004, the Company entered into an agreement with AXIS Consultants Pty Ltd to provide geological, management and administration services to the Company.  AXIS is affiliated through common management and is incorporated in Australia. AXIS’ principal business is to provide geological, management and administration services to companies. We are one of ten affiliated companies that AXIS provides services to, namely, Legend, Quantum Resources Limited, Merlin Diamonds Ltd, Top End Minerals Ltd, Northern Capital Resources Corp, Golden River Resources Corp, Great Central Resources Corp., Aurum Inc, Consolidated Gems Inc., Acadian Mining Corporation.  Each of the companies has some common Directors, officers and shareholders. In addition, each of the companies is substantially dependent upon AXIS for its senior management and certain mining and exploration staff.  A number of arrangements and transactions have been entered into from time to time between such companies.  It has been the intention of the affiliated companies and respective Boards of Directors that each of such arrangements or transactions should accommodate the respective interest of the relevant affiliated companies in a manner which is fair to all parties and equitable to the shareholders of each. Currently, there are no material arrangements or planned transactions between the Company and any of the other affiliated companies other than AXIS.

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

During the 2011 year, AXIS charged the Company A$5,939,000 in management fees including salaries incurred in relation to AXIS staff that provided services to the Company, A$7,228,000 for exploration services provided to the Company, interest of A$136,000, and provided advances of A$17,697,000. AXIS charged interest at a rate of 11.19% for 2011. The amount due from AXIS at December 31, 2011 was A$7,484,000 (September 2011: A$6,740,000). At December 31, 2011, management considered the recoverability of the amount owed by AXIS and, in accordance with the requirements of accounting standards, has provided a provision for doubtful receivable of $6,839,000. The net amount of A$645,000 is included under non-current assets – advances to affiliates

During 2012, AXIS charged the Company A$6,202,000 (US$6,433,000) for management and administration services and A$3,023,000 (US$3,136,000) for exploration services. The Company paid A$7,728,000 (US$8,016,000) for 2012 charges and funding advances. For 2012 Axis repaid A$915,000 (US$949,000) to the Company and accordingly, the Company recorded an adjustment to the provision of A$2,340,000 (US$2,427,000). For 2012, the Company charged AXIS interest of A$72,000 (US$75,000) at a rate between 9.84% and 10.24%. The net amount  owed by AXIS at December 31, 2012 of A$645,000 (US$669,000) is included under current and non-current assets – receivables affiliates.

During the 2011 year, Edinox Pty Ltd (“Edinox”), a company associated with Mr J I Gutnick, advanced the Company A$2,264,000. The Company has provided security in the form of properties owned by Legend for the advance. Under the terms of the agreement the advance was repayable on April 2, 2012 but has been extended to at call. For 2012, Edinox charged the Company interest at a rate between 6.32% and 4.92% and costs of A$171,000 (US$177,000)(2011: A$31,000). For 2012 the Company paid A$201,000 (US$208,000) (2011:A$nil) to Edinox for interest and costs. At December 31, 2012, the Company owed Edinox A$2,264,000 (US$2,348,000) (2011: A$2,295,000).

The Company appointed Mr Mordechai Gutnick, as the Company’s General Manager, Business in December, 2007. Mr Gutnick is the son of Joseph Gutnick, the Company’s President and Chairman of the Board. Mr Mordechai Gutnick receives an annual salary paid via AXIS.  In addition, in December, 2007, Mr Mordechai Gutnick was granted 2,000,000 stock options.

At December 31, 2011, the Company’s holding in MED was 50.69%. During fiscal 2012, MED issued 24,727,221 ordinary shares for net consideration of A$5,131,000 as a result of the exercise of options and share placements. During fiscal 2012, the Company acquired 165,000 additional shares in MED at a cost of A$32,000. The net dilutive effect of the issues and acquisitions reduced the Company’s interest to approximately 41.95% at December 31, 2012. As such, the Company recorded adjustments to the Company’s additional paid-in capital and non-controlling interest accounts related to these transactions which are reflected in the accompanying Statement of Stockholders’ Equity (Deficit) during fiscal 2012. At December 31, 2012, the management of the Company believes it has the ability to control the operations of MED through its share ownership and control of the management of the day to day operations. Additionally, the Company’s President and Chief Executive Officer and two of its independent Directors serve as Executive Chairman and Managing Director, and Directors, respectively, of MED. At December 31, 2012, it is management’s conclusion that the Company has a controlling financial interest in MED and accordingly, it consolidated MED’s results into the Company.

During the 2009 year, the Company and MED entered into a camp access agreement and airfield access agreement relating to the Merlin camp and airstrip to allow the Company to utilize these facilities. At December 31, 2012, the amount due to MED was A$12,000 (US$12,000) and at December 31, 2011, A$45,000. The Company through its investment in MED holds a 31.14% interest in TEM. During the 2012 year, MED charged TEM for corporate and direct costs. The amount owed by TEM at December 31, 2012 was A$200,000 (US$207,000) and is included in current assets – receivables – affiliates.

During the 2011 year, the Company took additional private placements of shares of common stock in Northern Capital Resources Corp (“NCRC”). At December 31, 2012, the Company held 31.50% of the shares of NCRC. The Company’s President and Chief Executive Officer and one of its independent Directors (Dr Tyrwhitt) are President and Chief Executive Officer and Director respectively of NCRC and certain companies with which the Company’s President is affiliated own approximately 39.85% of the outstanding shares of NCRC. The amount due from NCRC at December 31, 2012 was A$nil (2011: A$63,000) and is included under non-current assets – advances to affiliates.

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

Item 14.	Principal Accounting Fees and Services.

The following table shows the fees incurred for fiscal 2012 and 2011.

	2012 A$000s	2011 A$000s

Audit fees	128	186
Tax fees	17	21
Total	145	207

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

See Index to Exhibits at page 68 for a description of the exhibits filed as a part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorised.

LEGEND INTERNATIONAL HOLDINGS, INC.

(Registrant)

By:	/s/ Peter Lee
Peter J Lee
Chief Financial Officer and Secretary

Dated: March 19, 2013

FORM 10-K Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature		Title	Date

1.	/s/ Joseph Gutnick	Chairman of the Board,
	Joseph Gutnick	President and Chief Executive
Officer (Principal Executive
		Officer) and Director	March 19, 2013

2.	/s/ David Tyrwhitt	Director	March 19, 2013
David Tyrwhitt

3.	/s/ Peter Lee	Chief Financial Officer and
	Peter Lee	Secretary (Principal Financial
		and Accounting Officer)	March 19, 2013

4.	/s/ Allan Trench	Director	March 19, 2013
Allan Trench

5.	/s/ Henry Herzog	Director	March 19, 2013
Henry Herzog

6.		Director
Manish Gupta

EXHIBIT INDEX

Incorporated by
Reference to:

Exhibit No.	Exhibit
1.1	Subscription Agreement (1)
3.1	Certificate of Incorporation (1)
3.2	Amended Certificate of Incorporation (2)
3.3	Bylaws (1)
3.4	Specimen Stock Certificate (1)
3.5	Amendment to Certificate of Incorporation dated December 5, 2007 (6)
3.6	Amendment to Certificate of Incorporation dated August 2, 2011 (14)
3.7	Amendment to Certificate of Incorporation dated March 4, 2013 (5)
10.1	2006 Incentive Option Plan (3)
10.2	Contract for the Sale of Mining Tenements (4)
10.3	Subscription Agreement dated as of December 12, 2007 (6)
10.4	Agreement with Iron Duyfken Pty Limited dated November 2, 2007 (7)
10.5	Agreement with Ansett Resources & Industries Pty Ltd. dated November 7, 2007 (7)
10.6	Agreement with King Eagle Resources Pty Limited dated December 7, 2007 (8)
10.7	Form of Subscription Agreement for BMO Offering (9)
10.8	Agency Agreement dated as of June 3, 2008 (9)
10.9	Registration Rights Agreement dated as of June 3, 2008 (9)
10.10	Form of Broker Warrant (9)
10.11	Share Options agreement dated July 14, 2008 with Indian Farmers Fertilizer Cooperative Limited (IFFCO)(10)
10.12	Service Agreement with AXIS Consultants Pty Ltd dated February 25, 2005 (11)
10.13	US$ Aircraft Loan Facility Agreement (12)
10.14	Asset Sale Agreement dated February 7, 2012 between Legen International Holdings, Inc. and Paradise Phosphate Pty Ltd (13)
10.15	Service Deed dated February 7, 2012 between Legend International Holdings, Inc. and Paradise Phosphate Pty Ltd (13)
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
10.22
Security Trust Deed dated February 7, 2012 between Legend International Holidngs, Inc., Paradise Phosphate Pty Ltd., Acorn Capital Limited, and Australian Microcap Investments Pty Ltd. as trustee for Microcap Investment Trust 1 and Australian Microcap Investments Pty Ltd. as trustee for Microcap Investment Trust 2 (13)

10.23
Deed of Amendment (Convertible Note Agreement) dated 27 April 2012 between Legend International Holidngs, Inc., Paradise Phosphate Pty Ltd., Acorn Capital Limited, and Australian Microcap Investments Pty Ltd. as trustee for Microcap Investment Trust 1 and Australian Microcap Investments Pty Ltd. as trustee for Microcap Investment Trust 2 (13)

10.24
Second Deed of Amendment (Convertible Note Agreement) dated 17 January 2013 between Legend International Holidngs, Inc., Paradise Phosphate Pty Ltd., Acorn Capital Limited, and Australian Microcap Investments Pty Ltd. as trustee for Microcap Investment Trust 1 and Australian Microcap Investments Pty Ltd. as trustee for Microcap Investment Trust 2 (13)

10.25	Share Purchase Agreement dated 17 January 2013 between Newton Centre Development Limited and Legend International Holdings, Inc.
10.26	Share Purchase Agreement dated 8 March 2013 between Goh Hin Calm and Legend International Holdings, Inc.
10.27	Share Purchase Agreement dated 8 March 2013 between Tan Boon Kiat and Legend International Holdings, Inc.
21.1	Subsidiaries of the Registrant (5)
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Joseph Isaac Gutnick (5)
31.2	Certification of Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter James Lee (5)
32.1	Certification of Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Joseph Isaac Gutnick (5)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Peter James Lee (5)
101
The following materials from the Legend International Holdings, Inc. Report on Form 10-K for the year ended December 31, 2012 formatted in Extensible Business Reporting Langage (XBRL): (i) the Consolidated Statements of Comprehensive Loss, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

	#101.INS	XBRL Instance Document.
	#101.SCH	XBRL Taxonomy Extension Schema Document.
	#101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
	#101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
	#101.PRE	XBRL Taxonomy Extension Presenation Linkbase Document.
	#101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

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

Consolidated Financial Statements for the years ended December 31, 2012 and 2011.

Legend International Holdings, Inc.
Audited Consolidated Financial Statements for the Company for the years ended December 31, 2012 and 2011.

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)

Consolidated Financial Statements

December 31, 2012 and 2011

(with Report of Independent Registered Public Accounting Firm)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Legend International Holdings, Inc

We have audited the accompanying consolidated balance sheet of Legend International Holdings, Inc. (a Development Stage Company) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive loss, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2012 and 2011 and the cumulative amounts from inception, January 5, 2001 through December 31, 2012. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engage to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements; assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Legend International Holdings, Inc. (a Development Stage Company) at December 31, 2012 and 2011, and the results of its operations and its cash flows for the periods indicated above in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in note 1, at December 31, 2012 the Company had not yet commenced revenue producing operations and had a retained deficit of A$170,990,000 (US$177,368,000). These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management’s plans in regard to these matters are also discussed in note 1.

New York, NY	/s/ PKF O’Connor Davies
March 18, 2013	A Division of O’Connor Davies, LLP

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Balance Sheet
December 31, 2012

	2012 A$000s	2011 A$000s	Convenience Translation 2012 US$000s
ASSETS

Current Assets:
Cash	2,889	1,714	2,997
Receivables	440	478	456
Prepayments	123	132	128
Receivables - affiliates	464	-	481
Assets held for sale	3,371	-	3,497
Inventories	172	110	178
Total Current Assets	7,459	2,434	7,737

Non-Current Assets:
Property and equipment, net	7,610	12,809	7,894
Investment in unconsolidated entities	179	1,306	186
Other investments	200	200	207
Deposits	1,085	1,154	1,125
Receivables - affiliates	381	708	395
Prepayments	18	27	19
Development costs	2,867	1,682	2,974
Mineral rights	14,095	15,493	14,621
Goodwill	1,093	1,093	1,134
Total Non-Current Assets	27,528	34,472	28,555

Total Assets	34,987	36,906	36,292

LIABILITIES

Current Liabilities:
Accounts payable and accrued expenses	2,640	2,145	2,739
Accrued financing costs	6,441	-	6,681
Advances from affiliates	2,264	2,295	2,348
Convertible notes	10,000	-	10,373
Current tax liability	650	-	674
Current portion of long-term debt	310	296	322
Lease liability	143	283	148
Total Current Liabilities	22,448	5,019	23,285

Non Current Liabilities:
Reclamation and rehabilitation provision	1,093	969	1,134
Long-term debt	2,199	2,559	2,281
Lease liability	109	197	113
Total Non Current Liabilities	3,401	3,725	3,528

Total Liabilities	25,849	8,744	26,813

Commitments and Contingencies

Stockholders’ Equity
Common stock: US$.001 par value, 400,000,000 shares authorised
249,047,971 and 226,407,246 shares issued and outstanding	298	275	309
Additional paid-in-capital	166,812	164,200	173,034
Retained (deficit) prior to exploration activities	(839)	(839)	(870)
Retained (deficit) during exploration period	(107,617)	(107,617)	(111,631)
Retained (deficit) during development period	(62,534)	(39,114)	(64,867)

Legend Stockholders’ Equity (Deficit)	(3,880)	16,905	(4,025)
Non-controlling interests	13,018	11,257	13,504

Total Equity	9,138	28,162	9,479

Total Liabilities and Equity	34,987	36,906	36,292

The accompanying notes are integral part of the consolidated financial statements.

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statements of Comprehensive Loss

	For the years ended December 31		Convenience Translation	January 5, 2001 (Inception) to December 31,
	2012 A$000s	2011 A$000s	2012 US$000s	2012 A$000s
Revenues:

Sales	-	-	-	6
less cost of sales	-	-	-	(1)

Gross profit	-	-	-	5

Other income
Interest income – related entity	72	136	75	513
Interest income – other	161	506	167	9,783
Other	59	591	61	1,742
Total other income	292	1,233	303	12,038

Costs and expenses:
Legal, professional and accounting	1,790	797	1,857	5,422
Exploration expenditure	7,566	15,033	7,849	93,084
Aircraft maintenance	769	934	797	3,584
Interest expense	1,263	292	1,310	1,826
Financing costs	6,256	-	6,489	6,256
Impairment of investment	-	-	-	327
Amortization of mineral rights	1,398	1,398	1,450	4,777
Administration expenses	7,987	8,084	8,284	56,971
Total costs and expenses	(27,029)	(26,538)	(28,036)	(172,247)

(Loss) from operations	(26,737)	(25,305)	(27,733)	(160,204)
Foreign currency exchange (loss)	(16)	(45)	(18)	(167)
Adjustment to fair value on stepped acquisition	-	-	-	2,201
Impairment of equity investment	(692)	(5,654)	(718)	(6,346)
Impairment of other investment	-	(719)	-	(719)
Recovery of (provision for) allowance for doubtful receivables	2,340	(6,839)	2,427	(4,499)
Realised gain(loss) on marketable securities	-	(66)	-	186
Loss on other investments	-	(371)	-	(371)
Profit (loss) from sale of property and equipment	94	(168)	98	(74)
Writeoff/writedown of assets	(326)	(34)	(338)	(605)

(Loss) before income taxes and equity in losses of unconsolidated entities	(25,337)	(39,201)	(26,282)	(170,598)
Provision for income taxes	(650)	-	(674)	(650)

(Loss) before equity in losses of unconsolidated entities	(25,987)	(39,201)	(26,956)	(171,248)
Equity in losses of unconsolidated entities	(435)	(7,495)	(451)	(9,716)

Net (loss)	(26,422)	(46,696)	(27,407)	(180,964)

Net (gain)/loss attributable to non-controlling interests	3,002	2,619	3,114	11,037

Net (loss) attributable to Legend stockholders	(23,420)	(44,077)	(24,293)	(169,927)

Other Comprehensive Income/(Loss)
Foreign currency translation adjustments	-	863	-	(1,063)

Comprehensive (loss) attributable to Legend stockholders	(23,420)	(43,214)	(24,293)	(170,990)

Amounts attributable to Legend stockholders:
Basic and diluted loss per common shares	(0.10)	(0.19)	(0.10)	(1.43)

	Number	Number	Number	Number
	(000s )	(000s )	(000s )	(000s )

Weighted average number of common shares used in per share calculations	237,913	226,405	237,913	119,926

The accompanying notes are integral part of the consolidated financial statements.

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
for the period ended December 31, 2012

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
for the period ended December 31, 2012
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
for the period ended December 31, 2012
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
for the period ended December 31, 2012
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

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
for the period ended December 31, 2012
(Unaudited)
(continued)

	Common Stock			Retained	Retained	Retained
	Shares 000s	Par Value A$000s	Additional Paid-In Capital A$000s	(Deficit) Prior to Exploration Activities A$000s	(Deficit) During Exploration Period A$000s	(Deficit) During Development Period A$000s	Non-Controlling Interests A$000s	Stockholders’ Equity (Deficit) A$000s
Shares issued on cashless exercise of options	7	-	-	-	-	-	-	-

Amortization of options under stock option plan	-	-	452	-	-	-	-	452

Net loss attributable to Legend stockholders	-	-	-	-	(4,100)	(39,114)	-	(43,214)

Adjustment due to purchase of additional shares in subsidiary	-	-	(60)	-	-	-	(34)	(94)

Net loss attributable to non-controlling stockholders	-	-	-	-	-	-	(2,619)	(2,619)

Balance, December 31, 2011	226,407	275	164,200	(839)	(107,617)	(39,114)	11,257	28,162

Shares issued for cash	22,640	23	2,233	-	-	-	-	2,256

Amortization of options under stock option plan	-	-	44	-	-	-	-	44

Net loss attributable to Legend stockholders	-	-	-	-	-	(23,420)	-	(23,420)

Adjustment due to purchase of additional shares in subsidiary	-	-	(3)	-	-	-	(29)	(32)

Adjustment due to issue of shares by subsidiary	-	-	338	-	-	-	4,792	5,130

Net loss attributable to non-controlling stockholders	-	-	-	-	-	-	(3,002)	(3,002)

Balance, December 31, 2012	249,047	298	166,812	(839)	(107,617)	(62,534)	13,018	9,138

The accompanying notes are integral part of the consolidated financial statements.

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows

	For the years Ended December 31		Convenience Translation	January 5, 2001 (Inception) to December 31,
	2012 A$000s	2011 A$000s	2012 US$	2012 A$
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (Loss)	(26,422)	(46,696)	(27,407)	(180,964)

Adjustments to reconcile net (loss) to net cash(used) by operating activities:
Foreign currency exchange loss	16	45	18	167
Unrealised gain on marketable securities	-	437	-	185
Shares and Options issued for Stock Based Compensation
- Employees	44	452	46	12,816
- Consultants	-	-	-	778
- Exploration agreement	-	-	-	518
- Registration payment arrangements	-	-	-	1,265
Provision for reclamation and remediation	(123)	44	(128)	847
(Profit)loss on sale of property and equipment	(94)	168	(98)	57
Writedown/writeoff of assets	326	34	338	605
Depreciation and amortization	2,964	4,052	3,075	11,359
Adjustment to fair value on stepped acquisition	-	-	-	(2,201)
Equity accounting loss	435	7,495	451	9,716
Impairment of equity investment	692	5,654	718	6,346
Impairment of other investment	-	719	-	719
Recovery of (provision for) doubtful receivables	(2,340)	6,839	(2,427)	4,499
Interest receivable	(4)	(139)	(4)	(413)
Accrued interest added to principal	-	31	-	68
Net Change in:
Receivables	(99)	664	(103)	(879)
Prepayments and deposits	87	804	90	(1,545)
Inventories	(62)	-	(64)	(172)
Accrued financing costs	6,441	-	6,681	6,441
Accounts payable and accrued expenses	1,247	11	1,292	2,866
Net Cash (Used) by Operating Activities	(16,892)	(19,386)	(17,522)	(126,922)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of trading securities	-	1,933	-	3,205
Investment in trading securities	-	-	-	(1,284)
Investment in equity accounted investments	-	(23)	-	(19,299)
Acquisition of subsidiary	-	-	-	(327)
Investment in consolidated entity	(32)	(148)	(33)	(13,411)
Purchase of property and equipment	(126)	(1,912)	(131)	(16,616)
Development costs	(1,185)	(1,682)	(1,229)	(2,867)
Proceeds from sale of property and equipment	156	215	162	481
Net Cash (Used) In Investing Activities	(1,187)	(1,617)	(1,231)	(50,118)

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances payable - affiliates	2,411	(2,098)	2,501	(2,600)
Repayment of convertible debenture	-	-	-	(130)
Repayment of shareholder advance	-	-	-	(1)
Repayment under finance leases	(307)	(381)	(318)	(1,445)
Proceeds from convertible debenture payable	10,000	-	10,373	10,130
Proceeds from long term debt	-	301	-	3,240
Repayment of long term debt	(291)	(290)	(302)	(581)
Shareholder advance	-	-	-	7
Proceeds from issuance of stock	2,256	53	2,340	155,648
Proceeds from issuance of stock by controlled entity	5,131	-	5,322	21,333
Cost of shares issued	(20)	-	(21)	(7,288)
Net Cash Provided/(Used) by Financing Activities	19,180	(2,415)	19,895	178,313

Effect of exchange rate changes on cash	74	(34)	77	1,616

Net increase (decrease) in cash	1,175	(23,452)	1,219	2,889

Cash at beginning of period	1,714	25,166	1,778	-

Cash at end of period	2,889	1,714	2,997	2,889

Supplemental Disclosures:
Cash paid for interest	55	268	342	802
Stock and options issued for services	-	-	-	1,843
Accrued interest and stockholder advances charged to paid in capital	-	-	-	13
Stock issued for exploration agreement	-	-	-	518
Stock issued for registration payment arrangement	-	-	-	1,265
Equipment obtained through a capital lease	73	243	76	1,523
Capital lease obligation for exploration costs	-	-	-	4,189
Interest in relation to capital lease for exploration costs	-	-	-	42
Fair value of warrants in connection with issuance of capital stock	-	-	-	1,331

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

During the economic downturn of 2008, Legend also decided that part of the Company’s strategy should be to invest into undervalued mining projects should opportunities arise. This investment would not detract from Legend’s primary goal of developing the Phosphate Project and had the aim of diversifying interests to dilute the effect of identified potential project risks.  This was seen as necessary by the Company due to the obviously volatile and unpredictable nature of the commodity markets at the time. Some of these investments included taking a major stake in Merlin Diamonds Ltd (“MED”) (formerly North Australian Diamonds Limited) which controls the Merlin diamond mine and includes MED’s current 31.14% interest in Top End Minerals Ltd (“TEM”) and an investment in Northern Capital Resources Corporation (“NCRC”) which controls gold and zinc assets in Nova Scotia, Canada through investments (direct and indirect) in Golden River Resources Corporation (“GRR”) and Acadian Mining Corporation (“Acadian”). These are outlined in further detail below.

Legend had been an exploration stage company between August 2006 and February 2011.

Effective March 1, 2011, Legend is reporting as a development stage company. During February 2011, the Company announced its maiden mineral reserve for its 100% owned Paradise South phosphate project. In accordance with SEC Industry Guide 7, as a result of establishing mineral reserve estimates, Legend has entered into the development stage for this project as it engages in the process of preparing the mineral deposit for extraction, while it continues with its various other exploration activities. Management considers the phosphate business as its main focus of operations and plans to devote a majority of its resources to this area. As a result of establishing the phosphate mineral reserve estimates, the Company accounts for development expenditure by capitalizing such costs. Exploration costs incurred on the Company’s other activities is written off as incurred to the consolidated statements of comprehensive loss. Legend is focused on the development of mining, beneficiation and processing of its 100% owned phosphate mineral reserves near Mount Isa in northwest Queensland whilst continuing its exploration activities. Legend has a phased implementation plan to become one of the world's leading suppliers of phosphate fertilizer.

The Company has historically funded its activities from funds provided by capital raising through the issuance of its shares and from advances from affiliated entities. The Company has in place a planning and budgeting process to help determine the funds required to support the Company's operating requirements and its exploration and development plans. Based on this process and the amount of the Company's cash and other current assets as of December 31, 2012, management believes that the Company has sufficient operating liquidity to sustain its activities through 2013. However, as the Company has not yet generated income producing activities, it will continue to seek opportunities to raise additional funds from capital raising efforts through the issuance of its shares, funding from affiliated entities as may be available, debt facilities and other financing arrangements until such time as the Company can commence revenue producing activities.

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

The financial statements presented herein have been prepared on a consolidated basis to include the accounts of Legend, its subsidiaries MED, Paradise Phosphate Limited (“Paradise”), Teutonic Minerals Pty Ltd and Alexya Pty Ltd. All intercompany balances and transactions have been eliminated in consolidation.

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

Other than the arrangements noted above, the Company has not confirmed any other arrangement for ongoing funding.  The Company’s ability to continue operations through fiscal 2013 is dependent upon future funding from capital raisings, or its ability to commence revenue producing operations and positive cash flows.

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

3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the significant accounting policies followed in connection with the preparation of the consolidated financial statements.

Basis of Presentation and Used Estimates

The preparation of financial statements in conformaity with accounting principles generally accepted in the United states of America (“US GAAP”) requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The functional and reporting currency is the Australian dollar.

Convenience Translation to US$

The consolidated financial statements as of and for the year ended December 31, 2012 have been translated into United States dollars using the rate of exchange of the United States dollar at December 31, 2012 (A$1.00=US$1.0373). The translation was made solely for the convenience of readers in the United States.

Comparative Figures

Where necessary, comparative figures have been reclassified to be consistent with current year presentation with no effect on operations.

Noncontrolling Interests

The Company follows the FASB issued Accounting Standards Codification (“ASC”) guidance for noncontrolling interests which establishes accounting and reporting standards pertaining to: (i) ownership interests in subsidiaries held by parties other than the parent (“noncontrolling interests”), (ii) the amount of net income attributable to the parent and to the noncontrolling interests, (iii) changes in a parent’s ownership interest, and (iv) the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. If a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary is measured at fair value and a gain or loss is recognized in net income based on such fair value. For presentation and disclosure purposes, the guidance requires noncontrolling interests to be classified as a separate component of equity. Noncontrolling interests reflect third parties ownership interest in entities that are consolidated as less than 100% owned (see note 7).

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

Mineral Property Acquisition, Exploration Costs, Development Costs and Amortization of Mineral Rights

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. As a result of establishing the Paradise South phosphate reserve estimate after it was determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves, further exploration costs and development costs incurred after such determination capitalized. The establishment of proven and probable reserves is based on results of final feasibility studies which indicate whether a property is economically feasible. Upon commencement of commercial production, capitalized costs will be transferred to the appropriate asset category and amortized over their estimated useful lives. Capitalized costs, net of salvage values, relating to a deposit which is abandoned or considered uneconomic for the foreseeable future, will be written off. Mineral rights are amortized over their estimated useful lives being the Company’s estimated rights to tenure.

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

Comprehensive Income (Loss)

The Company follows ASC Topic 220 “Comprehensive Income” (“ASC 220”). ASC 220 requires a company to report comprehensive income/(loss) and its components in a full set of financial statements. Comprehensive income/(loss) is the change in equity during a period from transactions and other events and circumstances from non-owner sources such as unrealized gains (losses) on foreign currency translation adjustments. Changes in unrealized foreign currency translation adjustments during fiscal 2012 and 2011 amounted to A$nil and A$863,000  respectively. Accordingly, the Comprehensive (loss) attributable to Legend’s shareholders for the years ended December 31, 2012 and 2011 amounted to A$(23,420,000) and A$(43,214,000).

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

		At December 31, 2012			At December 31, 2011
	Depreciable Life (in years)	Cost A$000s	Accumulated Depreciation A$000s	Net Book Value A$000s	Cost A$000s	Accumulated Depreciation A$000s	Net Book Value A$000s
Land		231	-	231	1,101	-	1,101
Buildings	40	10	(5)	5	2,978	(195)	2,783
Leasehold Improvements	1-2	182	(99)	83	267	(102)	165
Motor Vehicles	5	1,503	(914)	589	1,615	(806)	809
Equipment	1-10	4,115	(2,106)	2,009	4,343	(1,482)	2,861
Aircraft	5	4,240	(678)	3,562	4,237	(330)	3,907
Construction in Progress		1,131	-	1,131	1,183	-	1,183
		11,412	(3,802)	7,610	15,724	(2,915)	12,809

The depreciation expense for the year ended December 31, 2012 amounted to A$1,566,000 (US$1,624,000) and for the year ended December 31, 2011 amounted to A$1,715,000. Accumulated depreciation on assets written off and/or disposed of for the year ended December 31, 2012 was A$682,000 (US$707,000) and for the year ended December 31, 2011 was A$788,000. Net book value of assets sold/written off for the year ended December 31, 2012 amounted to A$3,759,000 (US$3,899,000) (2011: A$418,000).The amount written off from construction in progress for the year ended December 31, 2012 was A$nil (US$nil) (2011: A$940,000).

Fair Value of Financial Instruments

ASC Topic 825 “Financial Instruments” requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The Company’s financial instruments include cash, receivables, other investments, advances due from affiliates, convertible debenture, advances from affiliates, accounts payable and accrued expenses. The carrying amounts of cash, receivables,  accounts payable and accrued expenses approximate their respective fair values due to the short term maturities of these instruments. The carrying value of the convertible debenture is reasonable approximation of its fair value.The fair value of advances due to and from affiliates are not practicable to estimate as no similar market exists for these instruments and as it does not have a specified date of repayment. The carrying amounts of marketable securities comprised of shares are measured at fair value based on unadjusted quoted market prices that are available in active markets as of the reporting date.

The Company’s other financial instruments consists of long-term debt, including current portion. The fair value of the Company’s fixed rate debt based on market prices as of December 31, 2012 was A$2,509,000 (US$2,603,000), based on current interest rates available to us for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying values of these obligations, for each period presented, approximate fair value.

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

Foreign Currency Translation

The Company’s functional and reporting currency is the Australian dollar.  Revenue and expenses incurred in a currency other than the reporting currency, Australian dollars are translated at the date incurred or invoiced. Assets and liabilities are re-valued at the period end exchange rate where appropriate. Gains or losses from foreign currency transactions are included in the results of operations. Foreign currency exchange gain/loss in 2012 and 2011 is primarily as a result of the translation of cash maintained in US banking institutions to A$ and long term debt with overseas institutions and amounted to a loss of A$16,000 (US$18,000) in 2012 and a loss of A$45,000 in 2011.

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

Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”. ASC Topic 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of its assets, including property, plant and equipment and mineral rights, by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, the impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. During 2012, the Company reviewed the assets held and adopted a plan to dispose of some of its assets relating to land and buildings  A$3,361,000 (US$3,486,000) and motor vehicles A$10,000 (US$11,000) which were surplus to its needs. As part of the plan, an impairment loss of A$250,000 (US$260,000) was recognized which is included in write off/writedown of assets, representing the excess of the carrying amount of certain assets over the aggregate of the fair value. All of the impaired assets are part of the current assets – assets held for sale.

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

The Company held in interest bearing cash accounts at December 31, 2012, A$2,889,000 (US$2,997,000) including A$1,000 (US$1,000) held in US dollars in Australian banking institutions and A$3,000 (US$3,000) in other banking institutions.

Mineral Rights and Foreign Operations

The Company has mineral rights in Australia.

5.           DEVELOPMENT COSTS

During the year ended December 31, 2012, A$1,185,000 (US$1,229,000) of costs incurred on the Paradise South phosphate project in the process of preparing the mineral deposit for extraction were capitalized and included in development costs.

6.           DEPOSITS

Deposits held by the Company consist of:

	December 31
	2012 A$000s	2011 A$000s

Term Deposit as security for a Banker’s Undertaking	317	299
Other	152	148
Cash deposits provided to Government Departments for the purpose of guaranteeing the Company’s performance in accordance with mining law	616	707
	1,085	1,154

7.           INVESTMENTS/SUBSIDIARIES

The following is the summary of the Company’s acquisitions and investments.

Consolidated Entities

Paradise

The Company holds 100% of the shares of Paradise which commenced operating during the year ended December 31, 2012. During the year ended December 31, 2012, Paradise issued 100,000,000 shares to Legend for all of Legend’s phosphate assets. The assets were transferred at their respective cost basis. Legend has recorded an estimated current tax liability of A$650,000 as a result of the transfer of the assets to Paradise. The amount of other income of Paradise for the year ended December 31, 2012 included in the Consolidated Statements of Comprehensive Loss amounts to A$229,000, and the amount of loss is A$14,062,000.

MED

At December 31, 2011, the Company’s holding in MED was 50.69%. During fiscal 2012, MED issued 24,727,221 ordinary shares for net consideration of A$5,131,000 as a result of the exercise of options and share placements. During fiscal 2012, the Company acquired 165,000 additional shares in MED at a cost of A$32,000. The net dilutive effect of the issues and acquisitions reduced the Company’s interest to approximately 41.95% at December 31, 2012. As such, the Company recorded adjustments to the Company’s additional paid-in capital and non-controlling interest accounts related to these transactions which are reflected in the accompanying Statement of Stockholders’ Equity (Deficit) during fiscal 2012. At December 31, 2012, the management of the Company believes it has the ability to control the operations of MED through its share ownership and control of the management of the day to day operations. Additionally, the Company’s President and Chief Executive Officer and two of its independent Directors serve as Executive Chairman and Managing Director, and Directors, respectively, of MED. At December 31, 2012, it is management’s conclusion that the Company has a controlling interest in MED and accordingly, it consolidated MED’s results into the Company. The amount of other income of MED for the year ended December 31, 2012 and 2011 included in the Consolidated Statements of Comprehensive Loss amounts to A$174,000 and A$844,000 respectively, and the amount of loss is A$5,495,000 and A$4,832,000 respectively. For the year ended December 31, 2012 the loss was offset by the proceeds from the sale of a parcel of rough diamonds from the pre-production trials of A$1,772,000.

Teutonic Minerals Pty Ltd

On February 27, 2008, the Company entered into a Share Sale Agreement whereby the Company agreed to purchase all of the issued and outstanding shares of Teutonic Minerals Pty Ltd. As a result, Teutonic became a subsidiary of the Company from that date. Teutonic held an application for a mineral licence over phosphate in the Georgina Basin in the State of Queensland, Australia. The consideration payable to the vendors was A$300,000, and the Company granted the vendors a 1% gross revenue royalty from production from the mineral licence and incurred legal costs of A$26,526. The mineral licence application held by Teutonic was withdrawn on March 17, 2008 and replaced by a mineral application lodged by the Company. Teutonic had no other assets or liabilities. As at December 31, 2008 the net assets and liabilities acquired by the Company had no value. At December 31, 2012 and 2011, the financial position and results of operations of Teutonic were not material.

Alexya Pty Ltd

On October 22, 2010, the Company incorporated a wholly owned Australian subsidiary, Alexya Pty Ltd (“Alexya”) to hold a certain asset and liability which has been consolidated in the accompanying financial statements. The amount of revenue of Alexya for the year ended December 31, 2012 and 2011 included in the Consolidated Statement of Comprehensive Loss is A$nil and A$nil respectively and the amount of loss is A$907,000 and A$1,201,000 respectively.

The Company also has the following wholly owned inactive subsidiaries:

●	Legend International Holdings Limited
●	Legend Diamonds Pty Ltd

Equity Investments

Northern Capital Resources Corp

At December 31, 2012, Legend held a 31.50% interest in Northern Capital Resources Corp (“NCRC”), a Nevada Corporation. The Company has accounted for the investment in NCRC using the equity method. At December 31, 2012 and 2011, the carrying value of the investment was A$nil and A$595,000 respectively. For the year ended December 31, 2012 and 2011, the Company recorded an equity loss in NCRC of A$124,000 and A$7,133,000 respectively. At December 2012 and 2011, the Company made an assessment of the carrying value of the investment in NCRC and concluded that it needed to impair the carrying value. This assessment took into account the net asset position of NCRC. As a result, the Company impaired the carrying value of the investment and has recorded an impairment of equity investment of A$471,000 (2011: A$5,654,000) in the Company’s consolidated statement of comprehensive loss.

 The Chairman of the Board and Chief Executive Officer of the Company, is also the Chairman of the Board and Chief Executive Officer of NCRC and certain companies with which Mr Gutnick is associated own approximately 35.62% of the outstanding common stock of NCRC. Mr JI Gutnick is one of six directors (four of the directors are independent of NCRC) of the Company. Furthermore, Dr D S Tyrwhitt is also a Director of NCRC.

At December 31, 2012, the investment in the unconsolidated subsidiary is accounted for under the equity method as the Company has significant influence over NCRC.

The following table presents summary unaudited financial information for NCRC. Such summary financial information has been provided herein based upon the individual significance of this unconsolidated equity investment to the consolidated financial information of the Company:

	December 2011 A$000s	December 2012 A$000s

Current assets	958	84
Non- current assets	7,124	1,689
Total assets	8,082	1,773

Current liabilities	615	175
Non-current liabilities	1,249	-
Total liabilities	1,864	175

Total shareholders’ equity	6,218	1,598

Noncontrolling interest	(4,331)	-

Shareholder equity attributable to NCRC	1,887	1,598

Net profit/(loss)	(22,673)	2,068

At December 31, 2012 and 2011, the carrying value of this equity investment was not in excess of the Company’s share of the underlying equity in the net assets of the investee.

Top End Minerals Limited

The Company, through its investment in MED, holds a 31.14% interest in TEM, which has a carrying value of A$179,000 and A$711,000 at December 31, 2012 and 2011 respectively.  MED accounts for the investment in TEM using the equity method, For the year ended December 31, 2012 and 2011, the Company recorded equity loss in TEM of A$311,000 and A$362,000 respectively. At December 31, 2012, the Company made an assessment of the carrying value of the investment in TEM and concluded that it needed to impair the carrying value. This assessment took into account the net asset position of TEM and as a result has recorded an impairment of equity investment of A$221,000. At December 31, 2011, there was no need to impair the carrying value of TEM.

At December 31, 2012, the investment in the unconsolidated subsidiary is accounted for under the equity method as the Company via its subsidiary MED has significant influence over TEM.

The following table presents summary unaudited financial information for TEM. Such summary financial information has been provided herein based upon the individual significance of this unconsolidated equity investment to the consolidated financial information of the Company:

	December 2011 A$000s	December 2012 A$000s

Current assets	3,618	1,116
Non- current assets	8	12
Total assets	3,626	1,128

Current liabilities	180	523
Total liabilities	180	523

Total shareholders’ equity	3,446	605

Net profit/(loss)	(1,166)	(998)

At December 31, 2012 and 2011, the carrying value of this equity investment was not in excess of the Company’s share of the underlying equity in the net assets of the investee.

8.           STOCKHOLDERS EQUITY

Common Stock

Between January 1, 2001 and December 31, 2007, the Company issued 65,582,358 shares of Common Stock raising A$29,761,285. The Company also issued 21,031,700 shares of Common Stock in lieu of services for a value of A$1,374,839. The Company issued a further 89,442,267 shares of Common Stock upon the cashless exercise of options.  The Company issued a further 500,000 shares of Common Stock for part settlement of acquisition of exploration permits amounting to A$518,000. The Company issued a further 200,000 shares of Common Stock as a result of delays in lodging a registration statement amounting to A$364,805. The Company issued a further 112,500 shares of Common Stock valued at A$35,416 to settle outstanding matters with an external party.

Between January 1, 2008 and December 31, 2008, the Company issued 42,000,000 shares of Common Stock raising A$110,028,293. The Company also issued 30,800 shares of Common Stock in lieu of services for a value of A$147,588. The Company issued a further 1,522,358 shares of Common Stock upon the cashless exercise of options and 435,600 shares of Common Stock upon the exercise of options raising A$51,494. The Company issued a further 457,809 shares of Common Stock as a result of delays in lodging a registration statement amounting to A$900,495.

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

During the third quarter of 2008, the 5,000,000 options issued to IFFCO, at an exercise price of US$2.50 per share and expiring 60 days from July 11, 2008 were exercised on August 11, 2008 and pursuant to the Share Options Agreement, received a 1.2% discount on the exercise price. The total amount received was A$13,672,091 and the Company issued 5,000,000 shares of common stock. The 8,000,000 options expiring 12 months after July 11, 2008, the 8,000,000 options expiring 18 months after July 11, 2008 and the 9,000,000 options expiring 24 months after July 11, 2008 were not exercised and were forfeited. IFFCO holds 15.2% of the shares of common stock of the Company.

Between January 1, 2009 and December 31, 2009, an additional 18,000 options were exercised for US$0.111, total amount received A$2,763 and the Company issued 18,000 shares of common stock. Between January 1, 2010 and December 31, 2010, an additional 333,334 options were exercised using the cashless exercise feature and the Company issued 66,282 shares of common stock. Between January 1, 2010 and December 31, 2010, Legend issued 1,000,000 options with an exercise price of US$1.00 and expiring on September 1, 2014 for consulting fees amounting to A$247,000. Between January 1, 2011 and December 31, 2011, an additional 9,000 options were exercised using the cashless exercise feature and the Company issued 7,572 shares of common stock. Between January 1, 2012 and December 31, 2012, the Company issued 22,640,725 shares of Common Stock raising A$2,255,726.

Share Option Plan

The Company has a Stock Incentive Plan (“Stock Plan”) for executives and eligible employees and contractors. Under this Stock Plan, options to purchase shares of stock can be granted with exercise prices not less than the fair market value of the underlying stock at the date of grant. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are generally granted with an exercise price equal to or greater than the market price of the Company’s stock at the date of grant; those option awards generally vest 1/3 after 12 months, 1/3 after 24 months and the balance after 36 months with a 10-year contractual term. The expected life of the options is generally between 5½ to 6½ years. Certain option and share awards provide for accelerated vesting if there is a change in control (as defined in the Stock Plan). The maximum aggregate number of Shares which may be optioned and sold under the Stock Plan is 10% of the issued and outstanding shares (on a fully diluted basis).

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

	For the year ended December 31, 2012	For the year ended December 31, 2011
Weighted Average Volatility	70%	70%
Dividend Yield	-	-
Expected term (years)	5.5 – 6.5	5.5 – 6.5
Risk-free rate	1.91%	1.91%

A summary of option activity under the Plan as of December 31, 2012, and changes since December 2006 is presented below:

Options	Shares 000s	Weighted-Average Exercise Price
Balance, December 31, 2006	8,100	$0.83
Granted	6,250	$0.93
Exercised	-	-
Forfeited and expired	(1,763)	$0.72

Balance, December 31, 2007	12,587	$0.79
Granted	11,000	$1.79
Exercised	-	-
Forfeited and expired	(1,125)	$0.98

Balance, December 31, 2008	22,462	$1.19
Granted	1,900	$1.00
Exercised	-	-
Forfeited and expired	(675)	$1.00

Options	Shares 000s	Weighted-Average Exercise Price
Balance, December 31, 2009	23,687	$1.30
Granted	500	$1.00
Exercised	(333)	$0.83
Forfeited and expired	(979)	$0.97

Balance, December 31, 2010	22,875	$1.32
Granted	-	-
Exercised	-	-
Forfeited and expired	(300)	$1.00

Balance, December 31, 2011	22,575	$1.33
Granted	-	-
Exercised	-	-
Forfeited and expired	(675)	$1.00

Balance, December 31, 2012	21,900	$1.34

Options exercisable at December 31, 2012	21,900	$1.34

At the time of an issue of options, management assess the forfeiture rate to be used for the issue based on historical experience and management’s view on the likelihood that the individual will continue employment to the end of the vesting period. The forfeiture rates vary between 33.3% and 100%.

 For the year ended December 31, 2012, stock-based compensation expense relating to stock options was A$44,000 (US$46,000) and is included in exploration expenditure. For the year ended December 31, 2011, stock based compensation expense relating to stock options was A$452,000 (US$460,000), A$173,000 (US$176,000) of which is included in exploration expenditure and A$279,000 (US$284,000) is included in administration expenses. No income tax benefit was recognized in the years ended December 31, 2012 and 2011 for stock-based compensation arrangements because of the valuation allowance. As at December 31, 2012, there was A$nil (US$nil) of unrecognized compensation cost, before income taxes, related to unvested stock options.

	Options Outstanding			Options Exercisable
Exercise Prices US$	Number Outstanding 000s	Weighted Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Number Exercisable 000s	Weighted Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price
$0.444	1,856	3.86		1,856	3.86
$1.000	13,144	4.85		13,144	4.85
$2.000	5,900	5.17		5,900	5.17
$3.480	1,000	5.52		1,000	5.52

	21,900	4.88	$1.34	21,900	4.88	$1.34

The aggregate intrinsic value of outstanding stock options at December 31, 2012 was US$nil and the aggregate intrinsic value of exercisable stock options was US$nil. For the year ended December 31, 2012, the aggregate intrinsic value of exercised options was US$nil (2011: US$nil).

Merlin Diamonds Limited

Options

The number of MED options outstanding over unissued ordinary shares at December 31, 2012 is nil. For the year ended December 31, 2012, 3,656,000 options were exercised at A$0.16 and MED issued 3,656,000 shares for net consideration of A$580,000.

Directors, Officers and other Permitted Persons MED Option Plan

At December 31, 2012, no options are on issue under this plan.

9.           RECLAMATION AND REHABILITATION

	December 31, 2012 A$000s	December 31, 2011 A$000s

Balance January 1	969	926
Increase (Decrease) as a result of rehabilitation requirement on exploration undertaken during year	159	169
Decrease as a result of rehabilitation performed during the year	(35)	(126)
Closing balance December 31	1,093	969

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

10.         LEASE LIABILITY

$A000s
The Company entered into capital finance lease agreements for motor vehicles. The leases are non-cancellable and require total monthly repayments of A$25,000 (2011:A$26,000) and expire at various dates from 2013 to 2016. Future minimum payments due for the remaining term of the leases as of December 31, 2012 are as follows:

2013	156
2014	59
2015	14
2016	40
269
Less amounts representing interest	17
252

Current liability	143
Non-current liability	109

252
At December 31, 2012, the net book value of the motor vehicles under capital leases amounts to:	435

11.         OTHER INVESTMENTS

During December 2009, the Company invested A$2,784,000 in exchange for shares in a Fund that purchases shares in companies quoted on international stock exchanges. The fair value of the equity security is not readily determinable from published information. The Company accounts for these investments at cost and reviews the carrying amount for impairment at each balance sheet date. During 2011, the Company redeemed the investment and at December 31, 2011, had received A$1,695,000 of the redeemed investment. At December 31, 2011 the Company assessed the current net asset value of the remaining investment from information provided by the Fund Manager and determined that a provision for impairment was appropriate of A$719,000. The Company considers the provision remains appropriate as at December 31, 2012

12.       AFFILIATE TRANSACTIONS

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

During 2011, AXIS charged the Company A$5,939,000 for management and administration services and A$7,228,000 for exploration services. The Company paid A$17,697,000 for 2011 charges and funding advances. The amount owed by AXIS at December 31, 2011 was A$7,484,000 (September 2011: A$6,740,000). For 2011, the Company charged AXIS interest of A$136,000 at a rate of 11.19%. At December 31, 2011, management considered the recoverability of the amount owed by AXIS and in accordance with the requirements of accounting standards provided A$6,839,000 provision for doubtful receivable in 2011. The amount owed by AXIS at December 31, 2011 of A$645,000 is included under non-current assets – receivables affiliates.

During 2012, AXIS charged the Company A$6,202,000 (US$6,433,000) for management and administration services and A$3,023,000 (US$3,136,000) for exploration services. The Company paid A$7,728,000 (US$8,016,000) for 2012 charges and funding advances. For 2012 Axis repaid A$915,000 (US$949,000) to the Company and accordingly, the Company recorded an adjustment to the provision of A$2,340,000 (US$2,427,000). Accordingly, the balance of the provision for the amounts due from AXIS at December 31, 2012 amounts to A$4,499,000. For 2012, the Company charged AXIS interest of A$72,000 (US$75,000) at a rate between 9.84% and 10.24%. The net amount  owed by AXIS at December 31, 2012 of A$645,000 (US$669,000) is included under current and non-current assets – receivables affiliates.

During the 2009 year, the Company invested in MED through on-market purchases on ASX and through a takeover offer. The Company’s President and Chief Executive Officer and two of its independent Directors are Executive Chairman and Managing Director, and Directors respectively of MED. At December 31, 2011, the Company’s holding in MED was 50.69%.

In January 2012, MED issued 3,656,000 shares for net consideration of A$580,000 (US$602,000) due to the exercise of 3,656,000 options. On June 28, 2012, MED issued 12,071,221 shares through a private placement for net consideration of A$2,647,000 (US$2,746,000). During 2012, the Company acquired 165,000 additional shares in MED at a cost of A$32,000 (US$33,000). On December 14, 2012 MED advised that it has entered into application for shares agreements with four international investors to place 43 million fully paid ordinary shares at a price of 21 cents each raising A$9,030,000 (US$9,367,000). On December 31, 2012, MED issued 9,000,000 shares under these agreements. The net dilutive effect of the issues and acquisitions reduced the Company’s interest to approximately 41.95% at December 31, 2012. Since that date, MED has issued further shares to third parties and at March 15, 2013, Legend’s interest in MED had reduced to 33.84%

During the 2009 year, the Company and MED entered into a camp access agreement and airfield access agreement relating to the Merlin camp and airstrip to allow the Company to utilize these facilities. At December 31, 2012, the amount due to MED was A$12,000 (US$12,000) and at December 31, 2011, A$45,000. The Company through its investment in MED holds a 31.14% interest in TEM. During the 2012 year, MED charged TEM for corporate and direct costs. The amount owed by TEM at December 31, 2012 was A$200,000 (US$207,000) and is included in current assets – receivables – affiliates.

During the 2010 and 2011 years, the Company took a private placement of shares of common stock in NCRC. At December 31, 2012, the Company held 31.50% of the shares of NCRC (2011: 31.50%). The Company’s President and Chief Executive Officer and one of its independent Directors are President and Chief Executive Officer and Director respectively of NCRC. The amount owed by NCRC at December 31, 2012 included under non-current assets – advances to affiliates was A$nil (2011: A$63,000).

During the 2011 year, Edinox Pty Ltd (“Edinox”), a company associated with Mr J I Gutnick, advanced the Company A$2,264,000. The Company has provided security in the form of properties owned by Legend for the advance. Under the terms of the agreement the advance was repayable on April 2, 2012 but has been extended to at call. For 2012, Edinox charged the Company interest at a rate between 6.32% and 4.92% and costs of A$171,000 (US$177,000) (2011: A$31,000). For 2012 the Company paid A$201,000 (US$208,000) (2011: A$nil) to Edinox for interest and costs. At December 31, 2012, the Company owed Edinox A$2,264,000 (US$2,348,000) (2011: A$2,295,000).

13.       GOODWILL

Goodwill was recorded as part of the acquisition of MED during 2009. The goodwill amount of A$1,093,000 was calculated as the difference between the fair value of the MED net assets acquired of A$12,541,000 (net of non-controlling interest) and total consideration of A$13,633,000. In accordance with Topic 350, Intangibles – Goodwill and Other, the Company completed an impairment test and determined that the goodwill recorded at the acquisition date was not impaired.

14.       MINERAL RIGHTS

Mineral rights were recorded upon the acquisition of MED during 2009 based upon an independent expert’s report prepared for NADL as part of its Target’s Statement to respond to the on market takeover offer by the Company, which included a valuation of Mineral Rights of the mineral properties of MED with mineralized material which were valued at A$18,873,000. The underlying mineral property licenses have a set term and the Mineral Rights are being amortized over the term of  the licenses. The amortization charge for the twelve months ended December 31, 2012 is A$1,398,000 (2011: A$1,398,000) and the net carrying value of Mineral Rights at December 31, 2012 is A$14,095,000 (US$14,621,000).

15.       CONVERTIBLE NOTES

Effective as of February 7, 2012, the Company entered into a convertible note agreement via its wholly-owned subsidiary, Paradise, with two Australian investment funds, pursuant to which Paradise issued A$7.5 million in principal amount of notes due 12 months from the issue, which bear interest at a nominal rate of 10% per annum (the actual amount of effective interest depends upon the event that triggers repayment). If, within 12 months of the completion date of the agreement, Paradise conducted a public offering of securities in Australia and those securities were listed on ASX, then the convertible notes would be converted into ordinary shares of Paradise at a conversion rate which is based on the pre-money value of Paradise at the time of the public offering of securities. The note agreement calls for an adjustment to the repayment factor if Paradise does not complete the public offering, as defined. On April 30, 2012, Paradise raised a further A$2.5 million via an increase in the convertible note facility on the same terms and conditions set out for the A$7.5 million. As at December 31, 2012 interest of $851,000 (US$883,000) has been incurred on the convertible notes which is included in current liabilities – accrued financing costs. The A$10 million convertible note was due for repayment on March 10, 2013. Acorn has agreed to extend the repayment date for 2 months under certain conditions including the finalisation of a term sheet for an off-take agreement prior to March 10, 2013. Paradise has entered into a term sheet with a third party and the repayment date has been extended to May 10, 2013.

Paradise did not proceed with the IPO and listing on ASX due to market conditions and the advanced state of strategic partners at the time.

The approximate cash repayment due at May 10, 2013 is A$17,900,000 (US$18,500,000), made up of the principal amount of $10,000,000 plus interest of approximately $1,200,000 multiplied by a repayment factor of 0.625, equating to A$6,700,000.

The Company expects to repay the convertible note by April 10, 2013, and therefore as of December 31, 2012, Paradise has accrued additional financing cost representing the repayment factor of .66 equating to A$5,590,000 (US$5,798,000) which is included in financing cost expense and in current liabilities – accrued financing costs in the accompanying 2012 financial statements.

16.       LONG-TERM DEBT

During November 2010, the Company entered into a loan facility agreement, which provides for a US$3.2 million credit facility and has a term of five years. Interest on borrowings under the agreement will be fixed at 6.70% per annum.

Borrowings under this agreement amounted to A$2.51 million (US$2.60 million) at December 31, 2012 owed to the financier by our wholly owned subsidiary are secured by certain equipment purchased by the Company. This debt matures in 2015 with the aggregate amount of payment obligations after December 31, 2012 as follows:

Year	A$000s

2013	310
2014	332
2015	1,867

Total	$2,509

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

The Company is subject to taxation in both the USA and Australia.

At December 31, 2012 and 2011, deferred taxes consisted of the following:

	USA 2012 A$000s	Australia 2012 A$000s	Total 2012 A$000s
Deferred tax assets

Net operating loss carry-forward	5,059	5,060	10,119
Exploration expenditure	5,138	-	5,138
Less valuation allowance	(10,197)	(5,060)	(15,257)
Net deferred taxes	-	-	-

	USA 2011 A$000s	Australia 2011 A$000s	Total 2011 A$000s
Deferred tax assets

Net operating loss carry-forward	14,534	27,744	42,502
Exploration expenditure	19,702	-	21,157
Less valuation allowance	(34,236)	(27,744)	(63,659)
Net deferred taxes	-	-	-

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

In February 2012, as a result of the transfer of the phosphate assets to Paradise, Legend has realised its carryforward net operating losses and exploration expenditures. In addition, Legend recorded an estimated current tax liability of A$650,000 resulting from the transaction.As a result of the ownership change that occurred in November 2004 (see note 1), Internal Revenue Code Section 382 limits the use of available operating loss carryforwards for losses incurred prior to the ownership change. Carry-forward net operating losses will be available to offset future taxable income. Total available net operating loss carryforwards in the United states, which are subject to limitations, amount to approximately A$14,500,000 at December 31, 2012 and expire in years 2024 through 2031. Net operating loss carryforwards in Australia which do not have a definite expiration date amounted to approximately A$16,900,000.

The Company’s tax returns for all years since December 31, 2008 remain open to examination by most taxing authorities.

18.       COMMITMENTS AND CONTINGENCIES

The Company is a party to claims that arose in the normal course of business. Management of the Company believes that the ultimate outcome of these claims will not have a material effect on the consolidated financial statements.

The Company has entered into lease agreements for the rental of office premises and equipment which expire between 2013 and 2014.

A$000s
Future minimum contractual obligations under operating leases are as follows:

2013	57
2014	27
84

A$000s
Future minimum lease payments under the Company’s non-cancellable operating leases are as follows:

2013	145
2014	55
2015	13
2016	39
252

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

	2012 A$000s	2011 A$000s
Not later than one year	2,473	5,278
Later than one year but not later than five years	5,704	9,532
Later than five years but not later than twenty one years	1,724	1,422
	9,901	16,232

19.       SUBSEQUENT EVENTS

The Company has evaluated events and transactions after the balance sheet date through the date the consolidated financial statements were issued and believes that all relevant disclosures have been included herein and there are no other events which require recognition or disclosure in the accompanying consolidated financial statements, other than disclosed herein.

On January 16, 2013 the Company announced that it has placed 150 million shares of Common Stock at a price of 5 cents per share raising $7.5 million. Closing of 45 million shares for US$2,250,000 occurred on February 20, 2013. Further, following the placement of shares, the Company intends to undertake a rights issue of shares of Common Stock on a pro-rata basis, to all stockholders, at 5 cents per share.

On January 18, 2013 the Company announced that it has entered into an agreement to sell 24 million ordinary shares (approximately 16.9%) in MED at a price of 21 cents per share which amounts to A$5.04 million, which will close in 60 days; and on March 12, 2013, it entered into two further contracts to sell a total of 35 million ordinary shares (approximately 19.9% in MED at a price of A$0.22 per share, which will close in 10 business days. Following closing, Legend will hold less than a 1% interest in MED. Funds raised by the placement, the sale of assets and from the rights issue will be used in the development of the phosphate operations, to retire debt and for working capital purposes.

As a result of the reduction in ownership in the investment in MED, the Company expects it will deconsolidate MED in 2013. The net assets of MED included in the accompanying balance sheet are summarised as follows:

A$000s
Total assets	18,671
Total liabilities	(2,042)
Non Controlling Interests	(13,018)
Net assets	3,611

Total assets noted above includes the A$14,095,000 mineral rights and A$1,093,000 of goodwill.

On January 31, 2013, MED announced it has reached an agreement with Innopac Holdings Limited (Innopac) under which Innopac agrees to make a scrip-for-scrip off-market takeover to acquire all of the shares in MED (the Transaction).

Under the Transaction, Innopac will offer 1.67 Innopac shares for every one MED share. This equates to A$0.28 per MED share (based on S$0.2145 per Innopac share which is the weighted average price for trades of Innopac’s shares done on the SGX-ST Mainboard for 7 consecutive trading days prior to and including January 30, 2013, being the day on which the Takeover Bid Implementation Deed was executed, and at an exchange rate of A$1.00 to S$1.28) and represents a premium of approximately 36.59% over the closing price of A$0.205 on January 30, 2013.

The Transaction is unanimously recommended by the Directors of MED, in the absence of a superior proposal.

Subject to compliance with any law and regulatory approvals, Innopac has agreed to use best endeavours to establish a share sale facility for MED shareholders who accept the offer but do not wish to hold Innopac shares, up to an agreed cap.

Innopac has been listed on the Singapore Stock Exchange mainboard since 1983, and is an investment holding and management company headquartered in Singapore. Its present investments are in telecommunications, investment properties and equities. Innopac is continually looking for new investments that will contribute to and increase its shareholders’ value.

The Offer will be subject to a number of conditions which are contained in attachment 1 (defined terms have the meaning given to them in the Takeover Bid Implementation Deed) of the announcement on the Company’s website.

The Takeover Bid Implementation Deed also contains:

●	no shop, no talk, notification and matching rights in favour of Innopac; and

●	a break fee payable by each of Innopac and MED in certain circumstances.

Innopac and MED expect that the Bidder’s Statement and Target’s Statement in relation to the Offer will be sent to MED Shareholders in March 2013.

On March 1, 2013, shareholders representing more than 50% of the issued shares of Common Stock of Legend approved a resolution to increase the authorized shares of common stock to 1,270,000,000 shares of common stock consisting of 1,250,000,000 shares of Common Stock having a par value of $.001 per shares and 20,000,000 shares of Preferred Stock having a par value of $.001 per share and to be issued in such series and to have such rights, preferences, and designation as determined by the Board of Directors of the Corporation.

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