Form 10-Q
period 2013-03-31
LEGEND INTERNATIONAL HOLDINGS INC
filed 2013-05-21
CIK 1132143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended March 31, 2013

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

There were 294,047,971 shares of common stock outstanding on May 12, 2013.

SIGNATURES		30

EXHIBIT INDEX		31

Exh. 31.1	Certification	32
Exh. 31.2	Certification	33
Exh. 32.1	Certification	34
Exh. 32.2	Certification	35

PART I – FINANCIAL INFORMATION

Item 1.     CONSOLIDATED FINANCIAL STATEMENTS

Introduction to Interim Consolidated Financial Statements.

The interim consolidated financial statements included herein have been prepared by Legend International Holdings, Inc. (“Legend” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of March 31, 2013, the results of its consolidated operations for the three month periods ended March 31, 2013 and March 31, 2012 and for the cumulative period January 5, 2001 (inception) through March 31, 2013, and the changes in its consolidated cash flows for the three month periods ended March 31, 2013 and March 31, 2012 and for the cumulative period January 5, 2001 (inception) through March 31, 2013, have been included.  The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Balance Sheet

	March 2013 A$000s	December 2012 A$000s
ASSETS	(unaudited)

Current Assets:
Cash	12,570	2,889
Receivables	233	440
Prepayments	136	123
Receivables - affiliates	-	464
Assets held for sale	5,890	3,371
Inventories	110	172
Total Current Assets	18,939	7,459

Non-Current Assets:
Property and equipment, net	2,259	7,610
Other investments	302	379
Deposits	463	1,085
Receivables - affiliates	-	381
Prepayments	16	18
Development costs	2,907	2,867
Mineral rights	-	14,095
Goodwill	-	1,093
Total Non-Current Assets	5,947	27,528

Total Assets	24,886	34,987

LIABILITIES

Current Liabilities:
Accounts payable and accrued expenses	1,683	2,640
Accrued financing costs	6,850	6,441
Advances from affiliates	1,649	2,264
Convertible notes	10,000	10,000
Current Tax Liability	-	650
Short-term debt	2,423	310
Lease liability	100	143
Total Current Liabilities	22,705	22,448

Non Current Liabilities:
Reclamation and rehabilitation provision	76	1,093
Long-term debt	-	2,199
Lease liability	73	109
Total Non Current Liabilities	149	3,401

Total Liabilities	22,854	25,849

Commitments and Contingencies

Stockholders’ Equity
Preferred stock: US$.001 par value, 20,000,000 shares authorised, none issued and outstanding.
Common stock: US$.001 par value, 1,250,000,000 shares authorised
294,047,971 and 249,047,971 shares issued and outstanding	342	298
Additional paid-in-capital	169,845	166,812
Retained (deficit) prior to exploration activities	(839)	(839)
Retained (deficit) during exploration period	(107,617)	(107,617)
Retained (deficit) during development period	(59,699)	(62,534)

Legend Stockholders’ Equity (Deficit)	2,032	(3,880)
Non-controlling interests	-	13,018

Total Equity	2,032	9,138

Total Liabilities and Equity	24,886	34,987

The accompanying notes are integral part of the consolidated financial statements.

LEGEND INTERNATIONAL HOLDINGS, INC.

(A Development Stage Company)
Consolidated Statements of Comprehensive Loss
(Unaudited)

	For the three months ended March 31		January 5, 2001 (Inception) to March 31,

	2013 A$000s	2012 A$000s	2013 A$000s

Revenues:

Sales	-	-	6
less cost of sales	-	-	(1)

Gross profit	-	-	5

Other income
Interest income – related entity	-	-	441
Interest income – other	16	35	8,906
Other	-	-	12
Total other income	16	35	9,359

Costs and expenses:
Legal, accounting and professional	67	536	4,969
Exploration expenditure	628	1,252	73,382
Aircraft costs	271	226	3,855
Stock based compensation	-	14	12,817
Interest expense	352	106	2,165
Financing costs	139	484	6,395
Impairment of investment	-	-	327
Administration expenses	867	1,640	42,930
Total costs and expenses	(2,324)	(4,258)	(146,840)

(Loss) from operations	(2,308)	(4,223)	(137,476)

Foreign currency exchange gain/(loss)	(5)	58	(227)
Impairment of equity investment	-	(471)	(6,125)
Impairment of other investment	-	-	(719)
Recovery of /(provision for)allowance for doubtful receivable	(1,161)	944	(4,465)
Realized gain/(loss) on marketable securities	-	-	186
Loss on other investments	-	-	(371)
Loss from sale of property and equipment	(26)	-	(100)
Writeoff/writedown of assets	(945)	-	(1,547)

(Loss) from continuing operations before income taxes	(4,445)	(3,692)	(150,844)
Benefit from /(provision) for income taxes	32	(650)	(618)

(Loss) from continuing operations before equity in (losses) of unconsolidated entities	(4,413)	(4,342)	(151,462)
Equity in (losses) of unconsolidated entity	-	(124)	(8,750)

Net (loss) from continuing operations	(4,413)	(4,466)	(160,212)

Discontinued operations
Gain on disposal of discontinued operations	9,194	-	9,194
Equity in (losses) of unconsolidated entities	(25)	(56)	(991)
Net (loss) from discontinued operations	(2,723)	(1,689)	(24,345)
Amortization of mineral rights	(350)	(350)	(5,128)
Adjustment to fair value on stepped acquisition	-	-	2,201
Net profit/(loss) attributable to non-controlling interests of discontinued operations	1,152	702	12,189

Net income/(loss) from discontinued operations	7,248	(1,393)	(6,880)
Net income/(loss) attributable to Legend stockholders	2,835	(5,859)	(167,092)
Other Comprehensive Income/(Loss):
Foreign currency translation adjustments	-	-	(1,063)
Comprehensive income/(loss) attributable to Legend stockholders	2,835	(5,859)	(168,155)
Amounts attributable to Legend Stockholders:
Basic and diluted net gain/(loss) per common equivalent share
Net gain/(loss) from continuing operations per share	(0.02)	(0.02)	(1.31)
Net gain/(loss) from discontinued operations per share	0.03	(0.01)	(.05)
Basic and diluted net gain/(loss) per common equivalent shares	0.01	(0.03)	(1.36)
Weighted average number of common equivalent shares used in per share calculations	269,048	226,407	123,423

The accompanying notes are integral part of the consolidated financial statements.

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
for the period ended March 31, 2013
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
for the period ended March 31, 2013
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

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
for the period ended March 31, 2013
(Unaudited)
(continued)

	Common Stock
	Shares 000s	Par Value A$000s	Additional Paid-In Capital A$000s	Retained (Deficit) Prior to Exploration Activities A$000s	Retained (Deficit) During Exploration Period A$000s	Retained (Deficit) During Development Period A$000s	Non-Controlling Interests A$000s	Stockholders’ Equity (Deficit) A$000s

Amortization of options under stock option plan	-	-	376	-	-	-	-	376

Net Loss	-	-	-	-	(8,638)	-	-	(8,638)

Balance, December 31, 2007	176,869	223	30,692	(839)	(13,116)	-	-	16,960

Shares issued for cash	42,000	44	109,984	-	-	-	-	110,028

Cost of share issues		-	(5,964)	-	-	-	-	(5,964)

Shares issued on cashless exercise of options	1,522	2	(2)	-	-	-	-	-

Shares issued on exercise of options	5,436	6	13,718	-	-	-	-	13,724

Shares issued for consulting fees	31	-	147	-	-	-	-	147

Shares issued under registration rights agreement	458	-	900	-	-	-	-	900

Amortization of options under stock option plan	-	-	5,186	-	-	-	-	5,186

Net Loss	-	-	-	-	(14,222)	-	-	(14,222)

Balance, December 31, 2008	226,316	275	154,661	(839)	(27,338)	-	-	126,759

Shares issued on exercise of options	18	-	3	-	-	-	-	3

Amortization of options under stock option plan	-	-	4,260	-	-	-	-	4,260

Net Loss from operations	-	-	-	-	(38,066)	-	-	(38,066)

Net loss from discontinued operations	-	-	-	-	(247)	-	-	(247)

Fair value of non-controlling interest	-	-	-	-	-	-	10,261	10,261

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
for the period ended March 31, 2013
(Unaudited)
(continued)

	Common Stock
	Shares 000s	Par Value A$000s	Additional Paid-In Capital A$000s	Retained (Deficit) Prior to Exploration Activities A$000s	Retained (Deficit) During Exploration Period A$000s	Retained (Deficit) During Development Period A$000s	Non-Controlling Interests A$000s	Stockholders’ Equity (Deficit) A$000s

Net change in controlling/non-controlling interest	-	-	4,842	-	-	-	8,699	13,541

Net loss attributable to non-controlling stockholders	-	-	-	-	-	-	(1,612)	(1,612)
Balance, December 31, 2009	226,334	275	163,766	(839)	(65,651)	-	17,348	114,899

Shares issued on cashless exercise of options	66	-	-	-	-	-	-	-

Amortization of options under stock option plan	-	-	1,728	-	-	-	-	1,728

Options issued for consulting fees	-	-	247	-	-	-	-	247

Net Loss from operations	-	-	-	-	(32,730)	-	-	(32,730)

Net loss from discontinued operations	-	-	-	-	(5,136)	-	-	(5,136)

Adjustment due to purchase of additional shares in subsidiary	-	-	(2,705)	-	-	-	(1,327)	(4,032)

Adjustment due to issue of shares by subsidiary	-	-	772	-	-	-	1,692	2,464

Net loss attributable to non-controlling stockholders	-	-	-	-	-	-	(3,803)	(3,803)

Balance, December 31, 2010	226,400	275	163,808	(839)	(103,517)	-	13,910	73,637

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
for the period ended March 31, 2013
(Unaudited)
(continued)

	Common Stock
	Shares 000s	Par Value A$000s	Additional Paid-In Capital A$000s	Retained (Deficit) Prior to Exploration Activities A$000s	Retained (Deficit) During Exploration Period A$000s	Retained (Deficit) During Development Period A$000s	Non-Controlling Interests A$000s	Stockholders’ Equity (Deficit) A$000s

Shares issued on cashless exercise of options	7	-	-	-	-	-	-	-

Amortization of options under stock option plan	-	-	452	-	-	-	-	452

Net Loss from operations	-	-	-	-	(4,100)	(35,030)	-	(39,130)

Net loss from discontinued operations	-	-	-	-	-	(4,084)	-	(4,084)

Adjustment due to purchase of additional shares in subsidiary	-	-	(60)	-	-	-	(34)	(94)

Net loss attributable to non-controlling stockholders	-	-	-	-	-	-	(2,619)	(2,619)

Balance, December 31, 2011	226,407	275	164,200	(839)	(107,617)	(39,114)	11,257	28,162

Shares issued for cash	22,640	23	2,233	-	-	-	-	2,256

Amortization of options under stock option plan	-	-	44	-	-	-	-	44

Net Loss from operations	-	-	-	-	-	(18,759)	-	(18,759)

Net loss from discontinued operations	-	-	-	-	-	(4,661)	-	(4,661)

Adjustment due to purchase of additional shares in subsidiary	-	-	(3)	-	-	-	(29)	(32)

Adjustment due to issue of shares by subsidiary	-	-	338	-	-	-	4,792	5,130

Net loss attributable to non-controlling stockholders	-	-	-	-	-	-	(3,002)	(3,002)

Balance, December 31, 2012	249,047	298	166,812	(839)	(107,617)	(62,534)	13,018	9,138

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
for the period ended March 31, 2013
(Unaudited)
(continued)

	Common Stock
	Shares 000s	Par Value A$000s	Additional Paid-In Capital A$000s	Retained (Deficit) Prior to Exploration Activities A$000s	Retained (Deficit) During Exploration Period A$000s	Retained (Deficit) During Development Period A$000s	Non-Controlling Interests A$000s	Stockholders’ Equity (Deficit) A$000s

Shares issued for cash	45,000	44	2,142	-	-	-	-	2,186

Net loss from operations	-	-	-	-	-	(4,413)	-	(4,413)

Net income from discontinued operations	-	-	-	-	-	7,248	-	7,248

Adjustment due to issue of shares by subsidiary	-	-	891	-	-	-	6,249	7,140

Adjustment for deconsolidation of subsidiary	-	-	-	-	-	-	(18,115)	(18,115)

Net loss attributable to non-controlling stockholders	-	-	-	-	-	-	(1,152)	(1,152)

Balance, March 31, 2013	294,047	342	169,845	(839)	(107,617)	(59,699)	-	2,032

The accompanying notes are integral part of the consolidated financial statements.

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)

	For the three months ended March 31		January 5, 2001 (Inception) to March 31,
	2013 A$000s	2012 A$000s	2013 A$000s
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (Loss)	(4,413)	(4,466)	(160,212)

Adjustments to reconcile net loss to net cash(used) by operating activities:
Foreign currency exchange (gain) loss	5	(58)	227
Unrealised gain on marketable securities	-	-	(251)
Shares and Options issued for Stock Based Compensation
- Employees	-	14	12,816
- Consultants	-	-	778
- Exploration agreement	-	-	518
- Registration payment arrangements	-	-	1,265
Provision for reclamation and remediation	(9)	(12)	770
Gain/(loss) on sale of property and equipment	(26)	-	451
Writedown/writeoff of assets	945	-	1,547
Depreciation and amortisation	184	401	5,294
Equity accounting loss	-	124	8,750
Impairment of equity investment	-	471	6,125
Impairment of other investment	-	-	719
Allowance for doubtful receivable	1,161	(944)	4,465
Interest receivable	(2)	(2)	(413)
Accrued interest added to principal	-	37	68
Net Change in:
Receivables	99	(165)	(2,270)
Prepayments and deposits	(3)	(25)	(1,573)
Inventories	71	-	(39)
Accrued financing cost	409	-	6,850
Accounts payable and accrued expenses	(575)	1,505	(1,130)

Net Cash (Used) by Operating Activities	(2,154)	(3,412)	(115,245)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of trading securities	-	-	3,205
Investment in trading securities	-	-	(1,284)
Investment in equity accounted investments	-	-	(18,759)
Acquisition of subsidiary	-	-	(327)
Investment in consolidated entity	-	(6)	(13,411)
Proceeds from sale of subsidiary	12,740	-	12,740
Purchase of property and equipment	-	-	(13,590)
Development costs	(40)	(632)	(2,907)
Proceeds from sale of property and equipment	17	-	498

Net Cash Provided/(Used) by Investing Activities	12,717	(638)	(33,835)

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances payable - affiliates	(1,130)	587	(1,957)
Repayment of convertible debenture	-	-	(130)
Repayment of shareholder advance	-	-	(1)
Repayment under finance leases	(54)	(51)	(1,316)
Proceeds from convertible debenture payable	-	7,500	10,130
Proceeds from loan	-	-	3,240
Repayment for long term debt	(76)	(115)	(657)
Shareholder advance	-	-	7
Net proceeds from issuance of stock	2,185	-	157,832
Cost of share issues	-	-	(7,126)

Net Cash Provided by Financing Activities	925	7,921	160,022

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)
(continued)

	For the three months ended March 31		January 5, 2001 (Inception) to March 31,
	2013 A$000s	2012 A$000s	2013 A$000s
Discontinued Operations

Net income/(loss)	7,248	(1,393)	(6,880)
Operating activities	1,946	813	424
Investing activities	-	-	(3,566)
Financing activities	-	580	19,216
Gain on disposal of subsidiary	(9,194)	-	(9,194)
Net Cash Provided by Discontinued Operations	-	-	-

Effect of exchange rate changes on cash	17	-	1,628

Net increase in cash	11,505	3,871	12,570

Cash at beginning of period	1,065	351	-

Cash at end of period	12,570	4,222	12,570

Supplemental Disclosures:
Cash paid for interest	3	56	503
Cash paid for income taxes	-	-	-
Shares and options issued for services	-	-	1,843
Accrued interest and stockholder advances charged to paid in capital	-	-	13
Stock issued for exploration agreement	-	-	518
Stock issued for registration payment arrangement	-	-	1,265
Equipment obtained through a capital lease	-	-	1,450
Capital lease obligation for exploration costs	-	-	4,189
Interest in relation to capital lease for exploration costs	-	-	42
Fair value of warrants in connection with issuance of capital stock	-	-	1,331

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

During the economic downturn of 2008, Legend also decided that part of the Company’s strategy should be to invest into undervalued mining projects should opportunities arise. This investment would not detract from Legend’s primary goal of developing the Phosphate Project and had the aim of diversifying interests to dilute the effect of identified potential project risks. This was seen as necessary by the Company due to the obviously volatile and unpredictable nature of the commodity markets at the time. Some of these investments include taking a major stake in Merlin Diamonds Ltd (MED) which controls the Merlin Diamond Mine and included MED’s 31.90% interest in Top End Minerals Ltd and an investment in Northern Capital Resources Corporation which controlled gold and zinc assets in Nova Scotia, Canada. These are outlined in further detail below.

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

On February 13, 2012, the Company announced the restructuring of its phosphate assets in order to facilitate the financing of its 100% owned Paradise phosphate project. This first step involved a transfer of all Legend’s phosphate assets into a 100% owned subsidiary of Legend named Paradise Phosphate Limited (“Paradise”); the issue of 100 million ordinary shares (100% of the issued shares of Paradise) by Paradise to Legend; and funding via a A$10,000,000 convertible note facility (“Convertible Note Agreement”) which has been injected into Paradise through Acorn, an Australian financial institution. The intention was that the A$10,000,000 would convert into equity in the subsidiary upon a successful initial public offering (“IPO”) and listing of the subsidiary on ASX within 12 months of the note issue date. Paradise did not proceed with the IPO and listing on ASX due to market conditions and the advanced state of discussions with strategic partners at the time. Legend anticipated that by using an Australian subsidiary it was better placed to lift the profile of the world quality phosphate assets, provide a stronger trading platform that will help maximise its value and enable further capital raising to support the development of phosphate rock production and subsequent value added products.

The convertible note facility of A$10,000,000 to Paradise was repayable 12 months from the completion date of the agreement, subsequently extended to March 10, 2013. The notes bear interest at the nominal rate of 10% per annum (the actual amount of effective interest depends upon the event that triggers repayment). Funds received under the convertible note facility were used to progress the project, its development, production and ultimately the export of phosphate rock from the phosphate deposits. The notes are secured by a security interest in the phosphate assets and in the shares in Paradise. The note agreement calls for an adjustment to the repayment factor if Paradise does not complete the public offering as defined. Acorn agreed to extend the repayment date for 2 months under certain conditions including the finalisation of a term sheet for an off-take agreement prior to March 10, 2013. Paradise has entered into a term sheet with a third party and the repayment date has been extended to May 10, 2013. The Company has recorded a A$6,850,000 liability at March 31, 2013 representing interest and an additional payment due in accordance with the term sheet (see note 15 to the financial statements). On April 29, 2013, Paradise repaid the convertible note.

On January 16, 2013, Legend announced that (i) it had placed 150 million shares of common stock to a third party at a price of US$0.05 per share to raise US$7.5 million. Closing of the first tranche of this placement of 45 million shares raising US$2,250,000 occurred on February 20, 2013; and (ii) that it intends to undertake a rights issue of shares to all Legend shareholders, on a pro-rate basis at a price of US$0.05. If fully subscribed, the rights issue will raise US$20,000,000. On January 18, 2013, Legend announced that it had entered into an agreement with a third party to sell 24,000,000 ordinary shares (approximately 13.6%)  in MED at a price of A$0.21 per share for a total consideration of A$5,040,000, and on March 12, 2013, it entered into two further contracts to sell a total of 35,000,000 ordinary shares (approximately 19.9%) in MED at a price of A$0.22 per share. Legend closed these transactions in March 2013 and as at March 31, 2013 holds a 0.28% interest in MED.

The Company has historically funded its activities from funds provided by capital raising through the issuance of its shares and from advances from affiliated entities. The Company has in place a planning and budgeting process to help determine the funds required to support the Company's operating requirements and its exploration and development plans. Based on this process and the amount of the Company's cash and other current assets as of March 31, 2013, management believes that the Company has sufficient operating liquidity to sustain its activities through 2013. However, as the Company has not yet commenced income producing activities, it will continue to seek opportunities to raise additional funds from capital raising efforts through the issuance of its shares, funding from affiliated entities as may be available, debt facilities and other financing arrangements until such time as the Company can commence revenue producing activities.

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

The financial statements presented herein have been prepared on a consolidated basis to include the accounts of Legend, its wholly owned subsidiaries Paradise Phosphate Limited, Teutonic Minerals Pty Ltd, Legend International Holdings Limited, Legend Diamonds Pty Ltd, Alexya Pty Ltd and MED through March 31, 2013. All intercompany balances and transactions have been eliminated in consolidation.

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

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

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

		At March 31, 2013			At December 31, 2012
	Depreciable Life (in years)	Cost A$000s	Accumulated Depreciation A$000s	Net Book Value A$000s	Cost A$000s	Accumulated Depreciation A$000s	Net Book Value A$000s
Land		231	-	231	231	-	231
Buildings	40	10	(5)	5	10	(5)	5
Leasehold Improvements	1-2	182	(105)	77	182	(99)	83
Motor Vehicles	5	1,209	(808)	401	1,503	(914)	589
Equipment	1-10	1,103	(668)	435	4,115	(2,106)	2,009
Aircraft	5	-	-	-	4,240	(678)	3,562
Construction in Progress		1,110	-	1,110	1,131	-	1,131
		3,845	(1,586)	2,259	11,412	(3,802)	7,610

The depreciation expense for the three months ended March 31, 2013 amounted to A$184,000 and for the three months ended March 31, 2012 amounted to A$401,000 and accumulated depreciation on assets written off and/or disposed of for the three months ended March 31, 2013 was A$805,000. Net book value of assets written off and/or disposed of for the three months ended March 31, 2013 amounted to A$3,509,000.

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

During the three months ended March 31, 2013, A$40,000 of Paradise South phosphate project costs incurred in the process of preparing the mineral deposit for extraction were capitalized and included in development costs.

5.	DEPOSITS

Deposits held by the Company as at March 31, 2013 and December 31, 2012 consist of:

	March 31, 2013 A$000s	December 31, 2012 A$000s
Term deposit as security for a Banker’s Undertaking	178	317
Cash deposits provided to Government Departments for the purpose of guaranteeing the Company’s performance in accordance with mining law	132	616
Other	153	152
	463	1,085

6.	STOCKHOLDERS EQUITY

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

A summary of option activity under the Plan as of March 31, 2013, and changes during the three months then ended is presented below:

Options	Shares 000s	Weighted-Average Exercise Price
Balance, December 31, 2012	21,900	$1.34
Granted	-	-
Exercised	-	-
Forfeited and expired	-	-
Balance, March 31, 2013	21,900	$1.34
Options exercisable at March 31, 2013	21,900	$1.34

At the time of an issue of options, management assess the forfeiture rate to be used for the issue based on historical experience and management’s view on the likelihood that the individual will continue employment to the end of the vesting period. The forfeiture rates historically have varied between 33.3% and 100%.

For the three months ended March 31, 2013, stock-based compensation expense relating to stock options was A$nil. No income tax benefit was recognized in the three months ended March 31, 2013 for stock-based compensation arrangements. As at March 31, 2013, there was A$nil of unrecognized compensation cost, before income taxes, related to unvested stock options.

	Options Outstanding			Options Exercisable
Exercise Price US$	Number Outstanding 000s	Weighted Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Number Exercisable 000s	Weighted Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price
$0.444	1,856	3.61		1,856	3.61
$1.000	13,144	4.60		13,144	4.60
$2.000	5,900	4.93		5,900	4.93
$3.480	1,000	5.28		1,000	5.28
	21,900	4.64	$1.34	21,900	4.64	$1.34

The aggregate intrinsic value of outstanding stock options at March 31, 2013 was A$nil and the aggregate intrinsic value of exercisable stock options was A$nil.

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

During the three months ended March 31, 2012, AXIS charged the Company A$1,689,000 for management and administration services and A$1,138,000 for exploration and development services. The Company paid A$2,380,000 for 2012 charges and AXIS repaid A$140,000. At December 31, 2011, management considered the recoverability of the amount owed by AXIS and in accordance with the requirements of accounting standards provided a A$6,800,000 provision for doubtful receivable during the 4th quarter of 2011. For the three months ended March 31, 2012 the Company recorded an adjustment to the provision of A$944,000. The amount owed by AXIS at March 31, 2012 under non-current assets – advances to affiliates was A$645,000.

During the three months ended March 31, 2013, AXIS charged the Company A$536,000 for management and administration services and A$332,000 for exploration and development services. The Company paid A$2,764,000 for 2013 charges and funding advances. For the three months ended March 31, 2013 AXIS repaid A$1,381,000 to the Company and accordingly the Company recorded an adjustment to the provision of A$(1,161,000). For the three months ended March 31, 2013, the Company charged AXIS interest of A$nil. The amount owed by AXIS at March 31, 2013 under non-current assets – advances to affiliates was A$4,464,000, which has been fully provided for.

The Company holds a 0.28% interest in MED. At March 31, 2013 the amount owed by the Company to MED under current liabilities – accounts payable and accrued expenses is A$12,000 for corporate and direct costs.

During the 2011 year, Edinox Pty Ltd (“Edinox”), a company associated with Mr J I Gutnick, advanced the Company A$2,264,000. The Company has provided security in the form of properties owned by Legend for the advance. Under the terms of the agreement the advance was repayable on April 2, 2012 but has been extended to at call. At December 31, 2012 and March 31, 2013 the amount owed by the Company to Edinox under current liabilities - advances from affiliates was A$2,264,000 and A$1,649,000 respectively. For the three months ended 31 March, 2013, Edinox charged the Company interest of A$28,000 at a rate between 4.74% and 4.66%.

8.	ASSETS HELD FOR SALE

Assets held for sale represent fixed assets and intangible assets which have been acquired and that management intends to divest within the next 12 months at amounts equal or exceeding the asset carrying values at the respective balance sheet dates.

Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”. ASC Topic 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of its assets, including property, plant and equipment and mineral rights, by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, the impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. At March 31, 2013, the Company reviewed the assets held and adopted a plan to dispose of some of its assets relating to land and buildings A$3,359,000 and aircraft A$2,531,000 which were surplus to its needs. As part of the plan, an impairment loss of A$945,000 was recognized which is included in write off/writedown of assets, representing the excess of the carrying amount of certain assets over the aggregate of the fair value. Fair value of assets held for sale are based on either sale agreements for relevant assets adjusted for selling costs or on an assessments provided to the Company by industry  experts for  each asset.  All of the impaired assets are part of the current assets – assets held for sale.

9.	LEASE LIABILITY

The Company entered into capital finance lease agreements for motor vehicles. The leases are non-cancellable and require total monthly repayments of A$8,000 and expire at various dates from 2013 to 2016. Future minimum payments due for the remaining term of the leases as of March 31, 2013 are as follows:

A$000s
2013	73
2014	59
2015	14
2016	40
186
Less amounts representing interest	13
173

Current liability	100
Non-current liability	73
173

At March 31, 2013, the net book value of the motor vehicles under capital finance leases amounts to:	281

10.	OTHER INVESTMENTS

During December 2009, the Company invested A$2,784,000 in exchange for shares in a Fund that purchases shares in companies quoted on international stock exchanges. The fair value of the equity security is not readily determinable from published information. The Company accounts for these investments at cost and reviews the carrying amount for impairment at each balance sheet date. During 2011, the Company redeemed the investment and at December 31, 2011, had received A$1,695,000 (US$1,724,000) of the redeemed investment. At December 31, 2011 the Company assessed the current net asset value of the investment from information provided by the Fund Manager and determined that a provision for impairment was appropriate of A$719,000 (US$732,000). The Company considers the provision remains appropriate as at March 31, 2013.

11.	COMMITMENTS AND CONTINGENCIES

On March 25, 2013, the Indian Farmers Fertiliser Cooperative Limited (“IFFCO”) and its subsidiary, Kisan International Trading FZE (“Kisan”,) commenced an arbitration proceeding against the Company before the Singapore International Arbitration Centre seeking damages for the Company’s alleged failure to enter into a long term rock off-take agreement (“ROTA”) with IFFCO for phosphate rock in accordance with the terms of the Share Options Agreement, dated as of July 14, 2008, between the Company and IFFCO. Under the Share Options Agreement, the Company and IFFCO had agreed to use their reasonable best efforts to negotiate and enter into the ROTA within 24 months following the execution of this Agreement, which time period was subsequently extended to July 14, 2012. On April 25, 2013, the Company submitted a response denying IFFCO’s claims on the basis that the Company had complied with its obligations under the Share Option Agreement. On May 6, 2013, IFFCO and Kisan filed a reply to the defense filed by Legend.  The proceeding is at its earliest stages so it is difficult to determine the Company’s exposure, if any. In any event, the Company intends to vigorously defend this matter. No provision for losses has been recorded in connection with this litigation.

Operating Leases

The Company has entered into lease agreements for the rental of office premises and equipment which expire between 2013 and 2014. The lease agreements have a monthly payment as adjusted by the increase in the consumer price index in Australia annually, and the future commitment amounts to A$57,000.

A$000s
Future minimum lease payments under the Company’s non-cancellable operating leases are as follows:

2013	30
2014	27
57

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

A$000s

Not later than one year	1,855
Later than one year but not later than five years	2,891
Later than five years but not later than twenty one years	395
5,141

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC Topic 825 “Financial Instruments” requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The Company’s financial instruments include cash, receivables, other investments, advances due from affiliates, convertible debenture, advances from affiliates, accounts payable and accrued expenses. The carrying amounts of cash, receivables, accounts payable and accrued expenses approximate their respective fair values due to the short term maturities of these instruments. The carrying value of the convertible debenture is reasonable approximation of its fair value. The fair value of advances due to and from affiliates are not practicable to estimate as no similar market exists for these instruments and as it does not have a specified date of repayment.

The Company’s other financial instruments consists of short term debt. The fair value of the Company’s fixed rate debt based on market prices as of March 31, 2013 was A$2,423,000, based on current interest rates available to us for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying values of these obligations, for each period presented, approximate fair value.

13.	INVESTMENTS/SUBSIDARIES

Consolidated Entities

Paradise Phosphate Limited (“Paradise”)

The Company holds 100% of the shares of Paradise which commenced operating during 2012. During 2012 Paradise issued 100,000,000 shares to Legend for all of Legend’s phosphate assets. The assets were transferred at their respective cost basis. Legend has paid an estimated tax liability of A$618,000 as a result of the transfer of the assets to Paradise. The amount of other income of Paradise for the three months ended March 31, 2013 and 2012 included in the Consolidated Statement of Comprehensive Loss amounts to A$22,000 and A$36,000 respectively, and the amount of loss is A$887,000 and A$2,537,000 respectively.

Alexya Pty Ltd (“Alexya”)

On October 22, 2010, the Company incorporated a wholly owned Australian subsidiary, Alexya to hold a certain asset and liability which has been consolidated in the accompanying consolidated financial statements. For the three months ended March 31, 2013 and 2012, the amount of revenue of Alexya included in the Consolidated Statement of Comprehensive Loss is A$nil and A$nil respectively, and the amount of the loss is A$1,251,000 and A$320,000 respectively.

Other Subsidiaries

The Company also has the following wholly owned inactive subsidiaries:

●	Legend International Holdings Limited

●	Legend Diamonds Pty Ltd.

Equity Investments

Northern Capital Resources Corp (“NCRC”)

At March 31, 2013 and December 31, 2012 the Company’s holding in NCRC was 31.50%. At December 31, 2012 and March 31, 2013, the carrying value of the investment was A$nil. For the three months ended March 31, 2013 and 2012, the Company recorded an equity loss in NCRC of A$nil and A$124,000 respectively. At March 31, 2013, the investment in the unconsolidated subsidiary is accounted for under the equity method.

The following table presents summary unaudited financial information for NCRC as of March 31, 2013 and March 31, 2012 and for the three months thus ended. Such summary financial information has been provided herein based upon the individual significance of this unconsolidated equity investment to the consolidated financial information of the Company:

	March 2013 A$000s	March 2012 A$000s
Current assets	243	1,199
Non- current assets	1,042	7,146
Total assets	1,285	8,345

Current liabilities	186	376
Non-current liabilities	-	821
Total liabilities	186	1,197

Total shareholders’ equity	1,099	7,148
Noncontrolling interest	-	(7,212)

Shareholder equity attributable to NCRC	1,099	(64)

Net profit/(loss)	(940)	(394)

The excess of the carrying value of this equity investment to the Company’s share of underlying equity in the net assets of the investee at March 31, 2013 approximates A$nil.

14.	DECONSOLIDATION

At December 31, 2012, the Company held a 41.9% controlling interest in MED.

On January 18, 2013 the Company announced that it has entered into an agreement to sell 24 million ordinary shares, being approximately 16.9% in MED at a price of 21 cents per share which amounts to A$5.04 million, and on March 12, 2013, it entered into two further contracts to sell a total of 35 million ordinary shares, being approximately 19.9% in MED at a price of A$0.22 per share (proceeds of approximately A$7.70 million). The shares were sold to an unaffiliated third party.

Following closing, on March 26, 2013 the Company no longer held a controlling interest in MED.  The sale of the 19.9% interest in MED resulted in the deconsolidation of MED and a gain in the amount of A$9,194,000 which represents (i) the A$12,740,000 cash proceeds from the sale and the A$102,000 fair value of the retained interest less (ii) the A$3,648,000 net liabilities of MED at the date of consolidation. The gain is included in the Consolidated Statements of Comprehensive Income under gain on disposal of discontinued operations. The investment in MED is now classified as a marketable security, and accordingly is presented at its fair market value. The fair value of the remaining investment in MED was based on the recent sale of MED shares to unrelated parties by the Company and the market value at March 31, 2013.

Assets and liabilities at the date of deconsolidation and the comparative December 31, 2012 consist of the following:

	March 26, 2013 A$000s	December 31, 2012 A$000s
Assets
Current assets	3,845	1,938
Receivables - affiliates	527	200
Other non current assets	994	777
Property, plant and equipment	4,878	1,660
Mineral rights	13,745	14,095
Goodwill	1,093	1,093
Total assets	25,082	19,763

Liabilities
Current liabilities	2,311	1,035
Reclamation and rehabilitation	1,008	1,007
Total liabilities related to assets	3,319	2,042
Non-controlling interests	18,115	13,018
Net book value of assets at deconsolidation	3,648	4,703

The Company’s interest in Merlin at March 31, 2013 is 0.28%.

15.	CONVERTIBLE NOTES

Effective as of February 7, 2012, the Company entered into a convertible note agreement via its wholly-owned subsidiary, Paradise, with two Australian investment funds, pursuant to which Paradise issued $7,500,000 in principal amount of notes due 12 months from the issue date (the “Notes”), which bear interest at a nominal rate of 10% per annum (the actual amount of effective interest depends upon the event that triggers repayment). If, within 12 months of the completion date of the agreement, Paradise conducted a public offering of securities in Australia and those securities were listed on ASX, then the convertible notes would be converted into ordinary shares of Paradise at a conversion rate which is based on the pre-money value of Paradise at the time of the public offering of securities. The note agreement calls for an adjustment to the repayment factor if Paradise does not complete the public offering, as defined. On April 30, 2012, Paradise raised a further A$2,500,000 via an increase in the convertible note facility on the same terms and conditions set out for the A$7,500,000. As at March 31, 2013 interest of $1,121,000 (US$1,168,000) has been incurred on the convertible notes which is included in current liabilities – accrued financing costs. The A$10,000,000 convertible note was due for repayment on March 10, 2013. Acorn agreed to extend the repayment date for 2 months under certain conditions including the finalisation of a term sheet for an off-take agreement prior to March 10, 2013. Paradise has entered into a term sheet with a third party and the repayment date was extended to May 10, 2013.

Paradise did not proceed with the IPO and listing on ASX due to market conditions and the advanced state of strategic partners at the time.

On April 11, 2013 the Company entered into a new agreement with Acorn to finalise repayment of the convertible note by April 29, 2013. The approximate cash repayment due by April 29, 2013 was $16,929,000, made up of the principal amount of $10,000,000 due by April 12, 2013, plus interest of approximately $1,173,000 multiplied by a repayment factor of 0.66, equating to A$5,756,000. The Company made the final payment on April 29, 2013 and all mortgages and securities held over Legend’s shares in Paradise and Paradise’s phosphate assets have been released.

16.	SHORT TERM DEBT

During November 2010, the Company entered into a US$ denominated loan facility agreement with a third party lender, which provides for a US$3,200,000 credit facility and has a term of five years. Interest on borrowings under the agreement is fixed at 6.70% per annum.

Borrowings under this agreement amounted to A$2,423,000 (US$2,525,000) at March 31, 2013 and is secured by certain equipment purchased by the Company. On April 16, 2013 the Company entered into an agreement to sell the equipment securing this debt and accordingly it has been reclassified as current.

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

The Company is subject to taxation in both the USA and Australia.

At March 31, 2013, the net deferred tax asset consisted of the following:

	USA 2013 A$000s	Australia 2013 A$000s	Total 2013 A$000s
Deferred tax assets
Net operating loss carry-forward	5,461	6,224	11,685
Exploration expenditure	5,255	-	5,255
Less valuation allowance	(10,716)	(6,224)	(16,940)

Net deferred taxes	-	-	-

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

In February 2012, as a result of the transfer of the phosphate assets to Paradise, the Company has realised carrying-forward net operating losses and exploration expenditure. In addition the Company made a tax payment of A$618,000 resulting from the transaction.

As a result of the ownership change that occurred in November 2004 (see note 1), Internal Revenue Code Section 382 limits the use of available operating loss carryforwards for losses incurred prior to the ownership change.  Carry-forward net operating losses will be available to offset future taxable income. Total available net operating loss carryforwards in the United States, which are subject to limitations, amount to approximately A$14,500,000 at December 31, 2012 and expire in years 2024 through 2031. Net operating loss carryforwards in Australia do not have a definite expiration date and amounted to A$15,600,000.

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

On April 12, 2013 the Company repaid $10,000,000 of the convertible note liability to Acorn and on April 29, 2013 the Company made a final payment of $6,900,000 of the convertible note liability to Acorn.

Effective as of May 3, 2013, Legend International Holdings, Inc, a Delaware corporation (the “Company”), completed a private placement offering to an accredited investor (the “Private Placement”) in which the Company sold an aggregate of 97,500,000 shares (the “Shares”) of common stock, U.S. $0.001 par value (the “Common Stock”) at a purchase price of U.S. $0.05 per share, for aggregate proceeds of U.S.$4,875,000.00.  The Private Placement was effected pursuant to the terms of a Subscription Agreement.

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

The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar during the periods indicated:

3 months ended March 31, 2012              A$1.00 = US$1.0386
3 months ended March 31, 2013              A$1.00 = US$1.0420
3 months ended March 31, 2012              A$1.00 = CDN$1.0357
3 months ended March 31, 2013              A$1.00 = CDN$1.0602

GENERAL

At December 31, 2012, the Company’s holding in Merlin was 41.96%. On January 18, 2013 the Company announced that it has entered into an agreement to sell 24,000,000 ordinary shares being approximately 16.9% in MED at a price of 21 cents per share which amounts to A$5,040,000, and on March 12, 2013, it entered into two further contracts to sell a total of 35,000,000 ordinary shares being approximately 19.9% in MED at a price of A$0.22 per share. The shares were sold to an unaffiliated third party. Following closing, on March 26, 2013 the Company lost its control in Merlin.  As a result at March 26, 2013, Legend de-consolidated the operations of Merlin. The fair value of the remaining investment in Merlin was based on market value at March 31, 2013. See footnote 14 to the consolidated financial statements for further information.

As a result, the management discussion and analysis relates to the activities of the Company only and does not include a discussion of Merlin activities unless otherwise stated.

RESULTS OF OPERATION

Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012.

The Company’s financial statements are prepared in Australian dollars (A$). A number of the costs, expenses and assets of the Company are incurred/held in US$ and the conversion of these costs to A$ means that the comparison of the three months ended March 31, 2013 to the three months ended March 31, 2012 does not always present a true comparison.

As an exploration company until February 2011 and a development stage company since then, we do not have an ongoing source of revenue. Our revenue stream is normally from interest received on cash in bank and adhoc tenement disposals and Australian Taxation Office refunds.

Other income decreased from A$35,000 for the three months ended March 31, 2012 to A$16,000 for the three months ended March 31, 2013, which primarily represents interest on funds held in the bank, as a result of the reducing cash at bank balances as funds have been used for operational purposes.

Costs and expenses decreased from A$4,258,000 in the three months ended March 31, 2012 to A$2,324,000 in the three months ended March 31, 2013. The decrease in expenses is a net result of:

a)
a decrease in legal, accounting and professional expense from A$536,000 for the three months ended March 31, 2012 to A$67,000 for the three months ended March 31, 2013. In 2012, there were professional fees of A$405,000 for attorneys, accountants, experts and advisors for the spin out of the phosphate assets into the 100% owned subsidiary Paradise Phosphate Limited and there were no comparable costs in 2013.

b)
a decrease in exploration expenditure written off from A$1,252,000 in the three months ended March 31, 2012 to A$628,000 in the three months ended March 31, 2013. The exploration costs include drilling/geological/geophysical/mineral analysis contractors, contract field staff costs, travel costs, accommodation and tenement costs on properties where we have not estimated mineral reserves.  On our phosphate activities, costs which were capitalized and included in development costs decreased from A$632,000 for the three months ended March 31, 2012, to A$40,000 for the three months ended March 31,  primarily due to lesser activity on the feasibility test work.

c)	an increase in aircraft costs from A$226,000 in the three months ended March 31, 2012 to A$271,000 in the three months ended March 31, 2013.

d)
a decrease in stock based compensation from A$14,000 in the three months ended March 31, 2012 to A$nil in the three months ended March 31, 2013. The Company has issued options under the 2006 Incentive Option Plan throughout 2006 to 2010. The decrease is a result of a majority of the options being fully vested in prior periods.

e)
an increase in interest expense from A$106,000 for the three months ended March 31, 2012 to A$352,000 for the three months ended March 31, 2013 due to an increase in interest on the convertible notes; and on an advance from an affiliate that incurs interest.

f)
a decrease in convertible note costs from A$484,000 for the three months ended March 31, 2012 to A$139,000 for the three months ended March 31, 2013 due to the convertible note agreement the Company entered into via its wholly-owned subsidiary, Paradise, with two Australian investment funds. The expense in the prior period represented the initial legal and advisors fees in relation to the issue of the convertible notes (see note 16) for which there is no comparable cost in the current quarter.

g)
a decrease in administration expense from A$1,640,000 in the three months ended March 31, 2012 to A$867,000 in the three months ended March 31, 2013 is primarily a net result of: (i) a decrease in direct costs, indirect costs and service fees charged to the Company by AXIS which decreased from A$1,211,000 to A$536,000 primarily as a result of a decrease in direct costs incurred on our behalf by AXIS; (ii) an increase in the cost of travel and accommodation relating to the business activities of the Company  from A$5,000 to A$30,000 as there have  been increased travel for business and marketing purposes in the current quarter; (iii) a decrease in investor relations and other consultants costs from A$49,000 to A$nil as a result of decrease in business activity; (iv) a decrease in property rentals and associated costs from A$148,000 to A$7,000 as a result of a decrease in outgoing costs; and (iv) an increase in insurance costs from A$10,000 to A$25,000 as a result of an increase in insurance premiums.

As a result of the foregoing, the loss from operations decreased from A$4,223,000 for the three months ended March 31, 2012 to A$2,308,000 for the three months ended March 31, 2013.

A decrease in the foreign currency exchange loss from a gain of A$58,000 for the three months ended March 31, 2012 to a foreign exchange loss of A$5,000 for the three months ended March 31, 2013 was recorded as a result of the movement in the Australian dollar versus the US dollar.

An impairment of equity investments was recorded of A$nil (2012: $471,000) as the Company has assessed the current net asset value of the investment from the information available and determined that the prior year provision for impairment was adequate.

At December 31, 2012, management considered the recoverability of the amount owed by AXIS and in accordance with the requirements of accounting standards provided a provision for doubtful receivable. For the three months ended March 31, 2013 the Company recorded an adjustment to the provision of A$(1,161,000) compared to A$944,000 for the three months ended March 31, 2012.

A net realised loss of A$26,000 (2012: A$nil) was recorded on sale of property and equipment, being the difference between cost and sale price, was incurred in the three months ended March 31, 2013.

The Company has written off assets of A$945,000 for the three months ended March 3, 2013 for which there was no comparable amount for the three months ended March 31, 2012.

The loss before income taxes and equity in losses of unconsolidated entities was A$3,692,000 for the three months ended March 31, 2012 compared to A$4,445,000 for the three months ended March 31, 2013.

The Company has recorded reduction in the current tax liability of A$32,000 for the three months ended March 31, 2013 (2012: A$650,000) as a result of the transfer of the phosphate assets to a 100% owned subsidiary of Legend.

The equity losses in unconsolidated entities for the three months ended March 31, 2013 amounted to A$nil (2012: A$124,000). The Company holds a 31.50% interest in Northern Capital Resources Corp and accounts for this investment using the equity method of accounting.

The net loss was A$4,413,000 for the three months ended March 31, 2013 compared to a net loss of A$4,466,000 for the three months ended March 31, 2012.

A net income of A$7,248,000 (2012: loss of A$1,393,000) was recorded on discontinued operations in the three months ended March 31, 2013.

The net income attributable to Legend stockholders amounted to A$2,835,000 for the three months ended March 31, 2013 compared to a net loss of A$5,859,000 for the three months ended March 31, 2012.

Liquidity and Capital Resources

For the three months ended March 31, 2013, net cash used in operating activities was A$2,154,000 (2012: A$3,412,000) primarily consisting of the net loss of A$4,413,000 (2012: A$4,466,000), adjusted for non-cash items being depreciation and amortization of A$184,000 (2012: A$401,000), write-down of assets of A$945,000 (2012: A$nil),  decrease in accounts receivable of A$99,000 (2012: increase A$165,000); increase in prepayments and deposits of A$3,000 (2012: A$25,000); decrease in inventories of A$71,000 (2012: A$nil), increase in accrued financing cost of A$409,000 (2012: A$nil) and an increase in accounts payable and accrued expenses of A$575,000 (2012: decrease A$1,505,000).

Net cash provided by investing activities was A$12,717,000 (2012: (used) A$638,000) which consisted of the proceeds from sale of 59,000,000 shares in MED for A$12,740,000 (2012: A$nil), proceeds from sale of plant and equipment A$17,000 (2012: A$nil) and additions to mine development of A$40,000 (2012: A$632,000).

Net cash provided by financing activities was A$925,000 (2012: A$7,921,000) being the private placement of 45,000,000 shares for net proceeds of A$2,185,000 (2012: A$nil), repayments under finance leases of A$54,000 (2012: A$51,000), advances by affiliates of A$1,130,000 (2012: repayment A$587,000), and repayment of long term debt of A$76,000 (2012: $115,000).

As at March 31, 2013, the Company had A$12,570,000 in cash.

We plan to continue our exploration and development program throughout 2013 and the Company has an obligation to incur expenditure on other commodity projects of A$400,000. Our budget for general administration costs for 2013 is A$2,200,000, Paradise’s budget for phosphate projects is A$1,400,000, and general and administration costs for 2013 is A$2,300,000. At March 31, 2013, the Company had a receivable from AXIS amounting to A$4,464,000 which has been fully provided for. Legend is substantially dependent upon AXIS for our senior management, financial and accounting, corporate legal, geological and other corporate headquarters functions. For example, each of our officers is employed by AXIS. AXIS provides us with office facilities, administrative personnel and services, management and geological staff and services. Legend has continued to provide funds in advance of services to be rendered by AXIS as Legend has no capabilities to undertake the services in its own right nor has it the infrastructure itself.

On February 13, 2012, the Company announced the restructuring of its phosphate assets in order to facilitate the financing of its 100% owned Paradise phosphate project. This first step involved a transfer of all Legend’s phosphate assets into a 100% owned subsidiary of Legend named Paradise; the issue of 100 million ordinary shares (100% of the issued shares of Paradise) by Paradise to Legend; and funding via a A$10,000,000 convertible note facility (“Convertible Note Agreement”) which has been injected into Paradise through Acorn, an Australian financial institution. The intention was that the A$10,000,000 would convert into equity in the subsidiary upon a successful initial public offering (“IPO”) and listing of the subsidiary on ASX within 12 months of the note issue date. Paradise did not proceed with the IPO and listing on ASX due to market conditions and the advanced state of discussions with strategic partners at the time. Legend anticipated that by using an Australian subsidiary it was better placed to lift the profile of the world quality phosphate assets, provide a stronger trading platform that will help maximise its value and enable further capital raising to support the development of phosphate rock production and subsequent value added products.

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

The convertible note facility of A$10 million to Paradise was repayable 12 months from the completion date of the agreement, subsequently extended to March 10, 2013. The notes bear interest at the nominal rate of 10% per annum (the actual amount of effective interest depends upon the event that triggers repayment). Funds received under the convertible note facility were used to progress the project, its development, production and ultimately the export of phosphate rock from the phosphate deposits. The notes are secured by a security interest in the phosphate assets and in the shares in Paradise. The note agreement called for an adjustment to the repayment factor if Paradise did not complete the public offering as defined. Acorn agreed to extend the repayment date for 2 months under certain conditions including the finalisation of a term sheet for an off-take agreement prior to March 10, 2013. Paradise has entered into a term sheet with a third party and the repayment date was been extended to May 10, 2013. The Company has recorded a A$6,850,000 liability at March 31, 2013 representing interest and an additional payment due in accordance with the term sheet (see note 15 to the financial statements). On April 29, 2013, Paradise repaid the convertible note.

On January 16, 2013, Legend announced that (i) it had placed 150 million shares of common stock to a third party at a price of US$0.05 per share to raise US$7,500,000. Closing of the first tranche of this placement of 45 million shares raising $2,250,000 occurred on February 20, 2013; and (ii) that it intends to undertake a rights issue of shares to all Legend shareholders, on a pro-rate basis at a price of US$0.05. If fully subscribed, the rights issue will raise US$20,000,000. On January 18, 2013, Legend announced that it had entered into an agreement with a third party to sell 24,000,000 ordinary shares (approximately 13.6%) in MED at a price of A$0.21 per share for a total consideration of A$5,040,000, and on March 12, 2013, it entered into two further contracts to sell a total of 35,000,000 ordinary shares (approximately 19.9%) in MED at a price of A$0.22 per share for consideration of A$7,700,000. Legend closed these transactions in March 2013 as at March 31, 2013 holds a 0.28% interest in MED.

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

Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make.  Risks, uncertainties and inaccurate assumptions could cause actual results to differ materially from historical results or those currently anticipated.  Consequently, no forward-looking statement can be guaranteed.  The potential risks and uncertainties that could affect forward looking statements include, but are not limited to:

●	The risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012,
●	The possibility that the phosphates we find are not commercially economical to mine,
●	The possibility that we do not find diamonds or other minerals or that the diamonds or other minerals we find are not commercially economical to mine,
●	The risks and hazards inherent in the mineral exploration and development business (including environmental hazards, industrial accidents, weather or geologically related conditions),
●	Changes in the market price of phosphate, base metals and diamonds,
●	The uncertainties inherent in our exploratory activities, including risks relating to permitting regulatory delays,
●	The effects of environmental and other governmental regulations,
●	Uncertainty as to whether financing will be available to enable further exploration and development,
●	Estimates of proven and probable reserves are subject to considerable uncertainty,
●	Movements in foreign exchange rates,
●	Increased competition, governmental regulation,
●	Performance of information systems,
●	Ability of the Company to hire, train and retain qualified employees,
●	The availability of sufficient, transportation, power and water resources, and
●	Our ability to enter into key exploration and supply agreements and the performance of contract counterparties.

In addition, other risks, uncertainties, assumptions, and factors that could affect the Company's results and prospects are described in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, including under the heading “Risk Factors” and elsewhere herein and therein and may further be described in the Company's prior and future filings with the Securities and Exchange Commission and other written and oral statements made or released by the Company.

We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this document.  The information contained in this report is current only as of its date, and we assume no obligation to update any forward-looking statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

At March 31, 2013, the Company had debt of A$2,423,000 (US$2,525,000). As the Loan Facility is in US dollars, a change in the exchange rate between the A$ and the US$ will have an effect on the amounts reported in the Company’s consolidated financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the US$ exchange rate will have an A$24,000 effect on the consolidated balance sheet and statement of comprehensive loss.

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

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2013 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

(c)	Other

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of March 31, 2013, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings.

On March 25, 2013, the Indian Farmers Fertiliser Cooperative Limited (“IFFCO”) and its subsidiary, Kisan International Trading FZE (“Kisan”,) commenced an arbitration proceeding against the Company before the Singapore International Arbitration Centre seeking damages for the Company’s alleged failure to enter into a long term rock off-take agreement (“ROTA”) with IFFCO for phosphate rock in accordance with the terms of the Share Options Agreement, dated as of July 14, 2008, between the Company and IFFCO. Under the Share Options Agreement, the Company and IFFCO had agreed to use their reasonable best efforts to negotiate and enter into the ROTA within 24 months following the execution of this Agreement, which time period was subsequently extended to July 14, 2012. On April 25, 2013, the Company submitted a response denying IFFCO’s claims on the basis that the Company had complied with its obligations under the Share Option Agreement. On May 6, 2013, IFFCO and Kisan filed a reply to the defense filed by Legend.  The proceeding is at its earliest stages so it is difficult to determine the Company’s exposure, if any. In any event, the Company intends to vigorously defend this matter. No provision for losses has been recorded in connection with this litigation.

Item 1A  Risk Factors

An investment in the Company involves a high degree of risk.

In addition to the other information set forth in this Report, investors should carefully review and consider the information regarding certain factors which could materially affect the Company’s business, results of operations, financial condition and cash flows set forth below and in Part I Item 1A. “Risk Factors” in the Company’s Fiscal 2012 Form 10-K. The Company may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

The Company is subject to litigation risks, which could adversely affect its business.

On March 25, 2013, the Indian Farmers Fertiliser Cooperative Limited (“IFFCO”) and its subsidiary, Kisan International Trading FZE (“Kisan”,) commenced an arbitration proceeding against the Company before the Singapore International Arbitration Centre seeking damages for the Company’s alleged failure to enter into a long term rock off-take agreement (“ROTA”) with IFFCO for phosphate rock in accordance with the terms of the Share Options Agreement, dated as of July 14, 2008, between the Company and IFFCO. Under the Share Options Agreement, the Company and IFFCO had agreed to use their reasonable best efforts to negotiate and enter into the ROTA within 24 months following the execution of this Agreement, which time period was subsequently extended to July 14, 2012. On April 25, 2013, the Company submitted a response denying IFFCO’s claims on the basis that the Company had complied with its obligations under the Share Option Agreement. On May 6, 2013, IFFCO and Kisan filed a reply to the defense filed by Legend.  The proceeding is at its earliest stages so it is difficult to determine the Company’s exposure, if any. In any event, the Company intends to vigorously defend this matter. No provision for losses has been recorded in connection with this litigation.

For further information, see “Item 1-Legal Proceedings.”

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Effective as of May 3, 2013, Legend International Holdings, Inc, a Delaware corporation (the “Company”), completed a private placement offering to an accredited investor (the “Private Placement”) in which the Company sold an aggregate of 97,500,000 shares (the “Shares”) of common stock, U.S. $0.001 par value (the “Common Stock”) at a purchase price of U.S. $0.05 per share, for aggregate proceeds of U.S.$4,875,000.00.  The Private Placement was effected pursuant to the terms of a Subscription Agreement.

Item 3.    Defaults Upon Senior Securities.

Not Applicable

Item 4.    Mine Safety Disclosures.

Not Applicable

Item 5.    Other Information.

On April 12, 2013 the Company repaid $10,000,000 of the convertible note liability to Acorn Capital Limited (Acorn) and on April 29, 2013 the Company made a final payment of $6,900,000 of the convertible note liability to Acorn. As a result, Acorn released all security held for the convertible note liability.

Item 6.    Exhibits.

Exhibit No.	Description
10.28	Subscription Agreement dated January 17, 2013.
10.29	Deed of Release of Security dated April 29, 2013
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Joseph Isaac Gutnick
31.2	Certification of Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter James Lee
32.1	Certification of Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Joseph Isaac Gutnick
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Peter James Lee
101
The following materials from the Legend International Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL):  (i) the Consolidated Statements of Comprehensive Loss, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

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

Dated: May 19, 2013

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
101
The following materials from the Legend International Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL):  (i) the Consolidated Statements of Comprehensive Loss, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

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