Form 10-Q
period 2013-06-30
LEGEND INTERNATIONAL HOLDINGS INC
filed 2013-08-14
CIK 1132143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013

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

(Check one): Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).   ☐  Yes  ☒  No

There were 444,047,971 shares of common stock outstanding on August 13, 2013.

SIGNATURES		31

EXHIBIT INDEX		32

Exh. 31.1	Certification	33
Exh. 31.2	Certification	34
Exh. 32.1	Certification	35
Exh. 32.2	Certification	36

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of June 30, 2013, the results of its consolidated operations for the three and six month periods ended June 30, 2013 and June 30, 2012 and for the cumulative period January 5, 2001 (inception) through June 30, 2013, and the changes in its consolidated cash flows for the  six month periods ended June 30, 2013 and June 30, 2012 and for the cumulative period January 5, 2001 (inception) through June 30, 2013, have been included.  The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Balance Sheet

	June 2013 A$000s	December 2012 A$000s
ASSETS	(unaudited)

Current Assets:
Cash	78	2,889
Receivables	62	440
Prepayments	46	123
Receivables - affiliates	-	464
Marketable securities	63	-
Assets held for sale	1,315	3,371
Inventories	150	172
Total Current Assets	1,714	7,459

Non-Current Assets:
Property and equipment, net	2,186	7,610
Other investments	200	379
Deposits	465	1,085
Receivables - affiliates	-	381
Prepayments	-	18
Development costs	2,985	2,867
Mineral rights	-	14,095
Goodwill	-	1,093
Total Non-Current Assets	5,836	27,528

Total Assets	7,550	34,987

LIABILITIES

Current Liabilities:
Accounts payable and accrued expenses	1,274	2,640
Accrued financing costs	-	6,441
Advances from affiliates	-	2,264
Convertible notes	-	10,000
Current Tax Liability	-	650
Short-term debt	-	310
Lease liability	81	143
Total Current Liabilities	1,355	22,448

Non-Current Liabilities:
Reclamation and rehabilitation provision	66	1,093
Long-term debt	-	2,199
Lease liability	64	109
Total Non-Current Liabilities	130	3,401

Total Liabilities	1,485	25,849

Commitments and Contingencies

Stockholders’ Equity
Preferred stock: US$.001 par value, 20,000,000 shares authorised, none issued and outstanding.
Common stock: US$.001 par value, 1,250,000,000 shares authorised
391,547,971 and 249,047,971 shares issued and outstanding	436	298
Additional paid-in-capital	174,497	166,812
Retained (deficit) prior to exploration activities	(839)	(839)
Retained (deficit) during exploration period	(107,617)	(107,617)
Retained (deficit) during development period	(60,412)	(62,534)

Legend Stockholders’ Equity (Deficit)	6,065	(3,880)
Non-controlling interests	-	13,018

Total Equity	6,065	9,138

Total Liabilities and Equity	7,550	34,987

The accompanying notes are integral part of the consolidated financial statements.

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statements of Comprehensive Loss
(Unaudited)

	For the three months ended June 30		For the six months ended June 30		January 5, 2001 (Inception) to June 30,

	2013 A$000s	2012 A$000s	2013 A$000s	2012 A$000s	2013 A$000s

Revenues:

Sales	-	-	-	-	6
less cost of sales	-	-	-	-	(1)

Gross profit	-	-	-	-	5

Other income
Interest income – related entity	-	-	-	-	441
Interest income – other	22	45	38	80	8,928
Other	-	-	-	-	12
Total other income	22	45	38	80	9,381

Costs and expenses:
Legal, accounting and professional	204	738	271	1,274	5,173
Exploration expenditure	613	1,542	1,241	2,794	73,995
Aircraft costs	93	142	364	368	3,948
Stock based compensation	-	11	-	25	12,817
Interest expense	287	449	639	555	2,452
Financing costs	31	125	170	609	6,426
Impairment of investment	-	-	-	-	327
Administration expenses	848	1,368	1,715	3,008	43,778
Total costs and expenses	2,076	4,375	4,400	8,633	148,916

(Loss) from operations	(2,054)	(4,330)	(4,362)	(8,553)	(139,530)

Foreign currency exchange gain/(loss)	(217)	(83)	(222)	(25)	(444)
Impairment of equity investment	-	-	-	(471)	(6,125)
Impairment of other investment	-	-	-	-	(719)
Recovery of /(provision for)allowance for doubtful receivable	1,595	859	434	1,803	(2,870)
Realized/unrealised gain/(loss) on marketable securities	(39)	-	(39)	-	147
Loss on other investments	-	-	-	-	(371)
Gain/(loss) from sale of property and equipment	17	19	(9)	19	(83)
Writeoff/writedown of assets	(15)	(3)	(960)	(3)	(1,562)

(Loss) from continuing operations before income taxes	(713)	(3,538)	(5,158)	(7,230)	(151,557)
Benefit from /(provision) for income taxes	-	-	32	(650)	(618)

(Loss) from continuing operations before equity in (losses) of unconsolidated entities	(713)	(3,538)	(5,126)	(7,880)	(152,175)
Equity in (losses) of unconsolidated entity	-	-	-	(124)	(8,750)

Net (loss) from continuing operations	(713)	(3,538)	(5,126)	(8,004)	(160,925)

Discontinued operations
Gain on disposal of discontinued operations	-	-	9,194	-	9,194
Equity in (losses) of unconsolidated entities	-	(129)	(25)	(185)	(991)
Net (loss) from discontinued operations	-	165	(2,723)	(1,524)	(24,345)
Amortization of mineral rights	-	(349)	(350)	(699)	(5,128)
Adjustment to fair value on stepped acquisition	-	-	-	-	2,201
Net profit/(loss) attributable to non-controlling interests of discontinued operations	-	(109)	1,152	593	12,189

Net income/(loss) from discontinued operations	-	(422)	7,248	(1,815)	(6,880)
Net income/(loss) attributable to Legend stockholders	(713)	(3,960)	2,122	(9,819)	(167,805)
Other Comprehensive Income/(Loss):
Foreign currency translation adjustments	-	-	-	-	(1,063)
Comprehensive income/(loss) attributable to Legend stockholders	(713)	(3,960)	2,122	(9,819)	(168,868)
Amounts attributable to Legend Stockholders:
Basic and diluted net gain/(loss) per common equivalent share
Net gain/(loss) from continuing operations per share	0.00	(0.02)	(0.02)	(0.03)	(1.27)
Net gain/(loss) from discontinued operations per share	0.00	0.00	0.03	(0.01)	(0.06)
Basic and diluted net gain/(loss) per common equivalent shares	0.00	(0.02)	0.01	(0.04)	(1.33)
Weighted average number of common equivalent shares used in per share calculations	314,405	226,905	291,852	226,656	127,343

The accompanying notes are integral part of the consolidated financial statements.

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
for the period ended June 30, 2013
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
for the period ended June 30, 2013
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
for the period ended June 30, 2013
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
for the period ended June 30, 2013
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
for the period ended June 30, 2013
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

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
for the period ended June 30, 2013
(Unaudited)
(continued)

	Common Stock
	Shares 000s	Par Value A$000s	Additional Paid-In Capital A$000s	Retained (Deficit) Prior to Exploration Activities A$000s	Retained (Deficit) During Exploration Period A$000s	Retained (Deficit) During Development Period A$000s	Non-Controlling Interests A$000s	Stockholders’ Equity (Deficit) A$000s

Shares issued for cash	142,500	138	6,794	-	-	-	-	6,932

Net loss from operations	-	-	-	-	-	(5,126)	-	(5,126)

Net income from discontinued operations	-	-	-	-	-	7,248	-	7,248

Adjustment due to issue of shares by subsidiary	-	-	891	-	-	-	6,249	7,140

Adjustment for deconsolidation of subsidiary	-	-	-	-	-	-	(18,115)	(18,115)

Net loss attributable to non-controlling stockholders	-	-	-	-	-	-	(1,152)	(1,152)

Balance, June 30, 2013	391,547	436	174,497	(839)	(107,617)	(60,412)	-	6,065

The accompanying notes are integral part of the consolidated financial statements.

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)

	For the six months ended June 30		January 5, 2001 (Inception) to June 30,
	2013 A$000s	2012 A$000s	2013 A$000s
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (Loss) from continued operations	(5,126)	(8,004)	(160,925)

Adjustments to reconcile net loss to net cash(used) by operating activities:
Foreign currency exchange (gain) loss	222	25	444
Unrealized (gain)/losses on marketable securities	39	-	(212)
Shares and Options issued for Stock Based Compensation
- Employees	-	25	12,816
- Consultants	-	-	778
- Exploration agreement	-	-	518
- Registration payment arrangements	-	-	1,265
Provision for reclamation and remediation	(19)	(9)	760
Gain/loss on sale of property and equipment	9	(19)	486
Writedown/writeoff of assets	960	3	1,562
Depreciation and amortization	278	469	5,388
Equity accounting loss	-	124	8,750
Impairment of equity investment	-	471	6,125
Impairment of other investment	-	-	719
Allowance for doubtful receivable	(434)	(1,803)	2,870
Interest receivable	(3)	(2)	(414)
Accrued interest added to principal	-	425	68
Net Change in:
Receivables	270	(8)	(2,099)
Prepayments and deposits	101	(71)	(1,469)
Inventories	31	-	(79)
Accrued financing cost	(6,441)	-	-
Accounts payable and accrued expenses	(848)	956	(1,403)

Net Cash (Used) by Operating Activities	(10,961)	(7,418)	(124,052)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of trading securities	-	-	3,205
Investment in trading securities	-	-	(1,284)
Investment in equity accounted investments	-	-	(18,759)
Acquisition of subsidiary	-	-	(327)
Investment in consolidated entity	-	(7)	(13,411)
Proceeds from sale of subsidiary	12,740	-	12,740
Purchase of property and equipment	(38)	(10)	(13,628)
Development costs	(118)	(887)	(2,985)
Proceeds from sale of property and equipment	4,668	36	5,149

Net Cash Provided/(Used) by Investing Activities	17,252	(868)	(29,300)

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances payable - affiliates	(1,187)	1,803	(2,014)
Repayment of convertible debenture	(10,459)	-	(10,589)
Repayment of shareholder advance	-	-	(1)
Repayment under finance leases	(84)	(113)	(1,346)
Proceeds from convertible debenture payable	-	10,000	10,130
Proceeds from loan	-	-	3,240
Repayment for long term debt	(2,548)	(145)	(3,122)
Shareholder advance	-	-	7
Net proceeds from issuance of stock	6,932	2,256	162,579
Cost of share issues	-	-	(7,126)

Net Cash (Used)/Provided by Financing Activities	(7,339)	13,801	151,758

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)
(continued)

	For the six months ended June 30		January 5, 2001 (Inception) to June 30,
	2013 A$000s	2012 A$000s	2013 A$000s
Discontinued Operations

Net income/(loss)	7,248	(1,815)	(6,880)
Operating activities	1,946	(1,423)	424
Investing activities	-	-	(3,566)
Financing activities	-	3,238	19,216
Gain on disposal of subsidiary	(9,194)	-	(9,194)
Net Cash Provided by Discontinued Operations	-	-	-

Effect of exchange rate changes on cash	61	(27)	1,672

Net increase/(decrease) in cash	(987)	5,488	78

Cash at beginning of period	1,065	351	-

Cash at end of period	78	5,839	78

Supplemental Disclosures:
Cash paid for interest	1,433	126	1,936
Cash paid for income taxes	-	-	-
Shares and options issued for services	-	-	1,843
Accrued interest and stockholder advances charged to paid in capital	-	-	13
Stock issued for exploration agreement	-	-	518
Stock issued for registration payment arrangement	-	-	1,265
Equipment obtained through a capital lease	-	-	1,450
Capital lease obligation for exploration costs	-	-	4,189
Interest in relation to capital lease for exploration costs	-	-	42
Fair value of warrants in connection with issuance of capital stock	-	-	1,331

The accompanying notes are integral part of the consolidated financial statements.

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

1.	ORGANISATION AND BUSINESS

Legend International Holdings, Inc. ("the Company” or “Legend”) was incorporated under the laws of the State of Delaware on January 5, 2001.

Following a change of management in November 2004, the Company developed a new plan of operations for fiscal 2006, which is to engage in mineral exploration and development activities.  The Company's business plan calls for the identification of mineral properties where it can obtain secure title to exploration, development and mining interests. The Company’s preference is to identify large mineral deposits with low operating costs. In July 2006, the Company completed the acquisition of certain diamond mining tenements in Northern Australia. Since that time, the Company has identified that those mining tenements in Northern Australia also have potential for uranium and base metals. In November 2007, the Company acquired mining tenements prospective for phosphate in the State of Queensland, Australia.

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

On February 13, 2012, the Company announced the restructuring of its phosphate assets in order to facilitate the financing of its 100% owned Paradise phosphate project. This first step involved a transfer of all Legend’s phosphate assets into a 100% owned subsidiary of Legend named Paradise Phosphate Limited (“Paradise”); the issue of 100 million ordinary shares (100% of the issued shares of Paradise) by Paradise to Legend; and funding via a A$10,000,000 convertible note facility (“Convertible Note Agreement”) which was injected into Paradise through Acorn, an Australian financial institution. The intention was that the A$10,000,000 would convert into equity in the subsidiary upon a successful initial public offering (“IPO”) and listing of the subsidiary on ASX within 12 months of the note issue date. Paradise did not proceed with the IPO and listing on ASX due to market conditions and the advanced state of discussions with strategic partners at the time. Legend anticipated that by using an Australian subsidiary it was better placed to lift the profile of the world quality phosphate assets, provide a stronger trading platform that will help maximize its value and enable further capital raising to support the development of phosphate rock production and subsequent value added products.

The convertible note facility of A$10,000,000 to Paradise was repayable 12 months from the completion date of the agreement, subsequently extended to March 10, 2013. The notes bear interest at the nominal rate of 10% per annum (the actual amount of effective interest depends upon the event that triggers repayment). Funds received under the convertible note facility were used to progress the project, its development, production and ultimately the export of phosphate rock from the phosphate deposits. The notes were secured by a security interest in the phosphate assets and in the shares in Paradise. The note agreement calls for an adjustment to the repayment factor if Paradise did not complete the public offering as defined. Acorn agreed to extend the repayment date for 2 months under certain conditions including the finalization of a term sheet for an off-take agreement prior to March 10, 2013. Paradise has entered into a term sheet with a third party and the repayment date has been extended to May 10, 2013. On April 29, 2013, Paradise repaid the convertible note (see note 15 to the financial statements).

Since January 1, 2013, Legend has placed 142.5 million shares of common stock to  third parties at a price of US$0.05 per share to raise US$7.5 million. At June 30, 2013 placement has been completed for 142.5 million shares raising US$7,125,000; and (ii) that it intends to undertake a rights issue of shares to all Legend shareholders, on a pro-rate basis at a price of US$0.05. If fully subscribed, the rights issue will raise approximately US$20,000,000. On January 18, 2013, Legend announced that it had entered into an agreement with a third party to sell 24,000,000 ordinary shares (approximately 13.6%) in MED at a price of A$0.21 per share for a total consideration of A$5,040,000, and on March 12, 2013, it entered into two further contracts to sell a total of 35,000,000 ordinary shares (approximately 19.9%) in MED at a price of A$0.22 per share. Legend closed these transactions in March 2013 and as at June 30, 2013 holds a 0.28% interest in MED.

The Company has historically funded its activities from funds provided by capital raising through the issuance of its shares and from advances from affiliated entities. The Company has in place a planning and budgeting process to help determine the funds required to support the Company's operating requirements and its exploration and development plans. Based on this process and the amount of the Company's cash and other current assets as of June 30, 2013, management believes that the Company has sufficient operating liquidity to sustain its activities through 2013. However, as the Company has not yet commenced income producing activities, it will continue to seek opportunities to raise additional funds from capital raising efforts through the issuance of its shares, funding from affiliated entities as may be available, debt facilities and other financing arrangements until such time as the Company can commence revenue producing activities.

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

The financial statements presented herein have been prepared on a consolidated basis to include the accounts of Legend, its wholly owned subsidiaries Paradise Phosphate Limited, Teutonic Minerals Pty Ltd, Legend International Holdings Limited, Legend Diamonds Pty Ltd and Alexya Pty Ltd through June 30, 2013.  Following closing, on March 26, 2013 the Company lost its control in MED.  As a result, at March 26, 2013 Legend de-consolidated the operations of MED. All intercompany balances and transactions have been eliminated in consolidation.

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

2.	SIGNIFICANT ACCOUNTING PRINCIPLES AND POLICIES

The interim Consolidated Financial Statements furnished herein have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

Fair Value Measurement

US GAAP defines fair value and establishes a fair value hierarchy organized into three levels based upon the input assumptions used in pricing assets.  Level 1 inputs have the highest reliability and are related to assets with unadjusted quoted prices in active markets.  Level 2 inputs relate to assets with other than quoted prices in active markets which may include quoted prices for similar assets or liabilities or other inputs which can be corroborated by observable market data. Level 3 inputs are unobservable inputs and are used to the extent that observable inputs do not exist.

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

		At June 30, 2013			At December 31, 2012
	Depreciable Life (in years)	Cost A$000s	Accumulated Depreciation A$000s	Net Book Value A$000s	Cost A$000s	Accumulated Depreciation A$000s	Net Book Value A$000s
Land		231	-	231	231	-	231
Buildings	40	10	(6)	4	10	(5)	5
Leasehold Improvements	1-2	130	(60)	70	182	(99)	83
Motor Vehicles	5	1,209	(862)	347	1,503	(914)	589
Equipment	1-10	1,035	(645)	390	4,115	(2,106)	2,009
Aircraft	5	-	-	-	4,240	(678)	3,562
Construction in Progress		1,144	-	1,144	1,131	-	1,131
		3,759	(1,573)	2,186	11,412	(3,802)	7,610

The depreciation expense for the six months ended June 30, 2013 amounted to A$278,000 and for the six months ended June 30, 2012 amounted to A$469,000 and accumulated depreciation on assets written off and/or disposed of for the six months ended June 30, 2013 was A$913,000. Net book value of assets written off and/or disposed of for the six months ended June 30, 2013 amounted to A$3,526,000.

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

During the six months ended June 30, 2013, A$118,000 of Paradise South phosphate project costs incurred in the process of preparing the mineral deposit for extraction were capitalized and included in development costs.

5.	DEPOSITS

Deposits held by the Company as at June 30, 2013 and December 31, 2012 consist of:

	June 30, 2013 A$000s	December 31, 2012 A$000s

Term deposit as security for a Banker’s Undertaking	180	317

Cash deposits provided to Government Departments for the purpose of guaranteeing the Company’s performance in accordance with mining law	132	616

Other	153	152

	465	1,085

6.	STOCKHOLDERS EQUITY

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

A summary of option activity under the Plan as of June 30, 2013, and changes during the six months then ended is presented below:

Options	Shares 000s	Weighted-Average Exercise Price

Balance, December 31, 2012	21,900	$1.34

Granted	-	-
Exercised	-	-
Forfeited and expired	(463)	-

Balance, June 30, 2013	21,437	$1.34

Options exercisable at June 30, 2013	21,437	$1.34

At the time of an issue of options, management assess the forfeiture rate to be used for the issue based on historical experience and management’s view on the likelihood that the individual will continue employment to the end of the vesting period. The forfeiture rates historically have varied between 33.3% and 100%.

For the six months ended June 30, 2013, stock-based compensation expense relating to stock options was A$nil. No income tax benefit was recognized in the six months ended June 30, 2013 for stock-based compensation arrangements. As at June 30, 2013, there was A$nil of unrecognized compensation cost, before income taxes, related to unvested stock options.

	Options Outstanding			Options Exercisable
Exercise Price US$	Number Outstanding 000s	Weighted Average Remaining| Contractual Life (In Years)	Weighted- Average Exercise Price	Number Exercisable 000s	Weighted Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price
$0.444	1,856	3.36		1,856	3.36
$1.000	12,681	4.31		12,681	4.31
$2.000	5,900	4.68		5,900	4.68
$3.480	1,000	5.03		1,000	5.03
	21,437	4.36	$1.34	21,437	4.36	$1.34

The aggregate intrinsic value of outstanding stock options at June 30, 2013 was A$nil and the aggregate intrinsic value of exercisable stock options was A$nil.

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

During the six months ended June 30, 2012, AXIS charged the Company A$3,312,000 for management and administration services and A$1,736,000 for exploration and development services. The Company paid A$3,941,000 for 2012 charges and AXIS repaid A$140,000. At December 31, 2011, management considered the recoverability of the amount owed by AXIS and in accordance with the requirements of accounting standards provided a A$6,800,000 provision for doubtful receivable during the 4th quarter of 2011. For the six months ended June 30, 2012, the Company recorded an adjustment to the provision of A$1,270,000. The amount owed by AXIS at June 30, 2012 under non-current assets – advances to affiliates was A$645,000.

During the six months ended June 30, 2013, AXIS charged the Company A$1,215,000 for management and administration services and A$668,000 for exploration and development services. The Company paid A$3,617,000 for 2013 charges and funding advances. For the six months ended June 30, 2013 AXIS repaid A$2,813,000 to the Company and accordingly the Company recorded an adjustment to the provision of A$434,000. For the six months ended June 30, 2013, the Company charged AXIS interest of A$nil. The amount owed by AXIS at June 30, 2013 under non-current assets – advances to affiliates was A$2,870,000, which has been fully provided for.

The Company holds a 0.28% interest in MED. At June 30, 2013 the amount owed by MED to the Company under current assets – receivables is A$4,000 for corporate and direct costs.

During the 2011 year, Edinox Pty Ltd (“Edinox”), a company associated with Mr J I Gutnick, advanced the Company A$2,264,000. The Company has provided security in the form of properties owned by Legend for the advance. Under the terms of the agreement the advance was repayable on April 2, 2012 but has been extended to at call. At December 31, 2012 the amount owed by the Company to Edinox under current liabilities - advances from affiliates was A$2,264,000. For the six months ended 30 June, 2013, Edinox charged the Company interest of A$28,000 at a rate between 4.74% and 5.14%. As at June 30, 2013 the Company had repaid the total amount owing including accrued interest.

8.	ASSETS HELD FOR SALE

Assets held for sale represent fixed assets and intangible assets which have been acquired and that management intends to divest within the next 12 months at amounts equal or exceeding the asset carrying values at the respective balance sheet dates.

Impairment of Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”. ASC Topic 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of its assets, including property, plant and equipment and mineral rights, by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, the impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. At June 30, 2013, the Company reviewed the assets held and adopted a plan to dispose of some of its assets relating to land and buildings A$1,315,000 which were surplus to its needs. At December 31, 2012 as part of the plan an impairment loss of A$130,000 was recognized, representing the excess of the carrying amount of certain assets over the aggregate of the fair value. Fair value of assets held for sale are based on either sale agreements for relevant assets adjusted for selling costs or on an assessments provided to the Company by industry experts for  each asset, and is classified as a Level 2 asset according to the fair value hierarchy.  All of the impaired assets are part of the current assets – assets held for sale.

9.	LEASE LIABILITY

The Company entered into capital finance lease agreements for motor vehicles. The leases are non-cancellable and require total monthly repayments of A$7,000 and expire at various dates from 2013 to 2016. Future minimum payments due for the remaining term of the leases as of June 30, 2013 are as follows:

A$000s
2013	42
2014	59
2015	14
2016	40
155
Less amounts representing interest	10
145

Current liability	81
Non-current liability	64
145

At June 30, 2013, the net book value of the motor vehicles under capital finance leases amounts to:	168

10.	OTHER INVESTMENTS

During December 2009, the Company invested A$2,784,000 in exchange for shares in a Fund that purchases shares in companies quoted on international stock exchanges. The fair value of the equity security is not readily determinable from published information. The Company accounts for these investments at cost and reviews the carrying amount for impairment at each balance sheet date. During 2011, the Company redeemed the investment and at December 31, 2011, had received A$1,695,000 (US$1,724,000) of the redeemed investment. At December 31, 2011 the Company assessed the current net asset value of the investment from information provided by the Fund Manager and determined that a provision for impairment was appropriate of A$719,000 (US$732,000). The Company considers the provision remains appropriate as at June 30, 2013.

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

Operating Leases

The Company has entered into lease agreements for the rental of office premises and equipment which expire between 2013 and 2014. The lease agreements have a monthly payment as adjusted by the increase in the consumer price index in Australia annually, and the future commitment amounts to A$69,000.

A$000s
Future minimum lease payments under the Company’s non-cancellable operating leases are as follows:

2013	37
2014	32
69

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

A$000s

Not later than one year	1,075
Later than one year but not later than five years	2,407
Later than five years but not later than twenty one years	251
3,733

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC Topic 825 “Financial Instruments” requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The Company’s financial instruments include cash, receivables, other investments, advances due from affiliates, accounts payable and accrued expenses. The carrying amounts of cash, receivables, accounts payable and accrued expenses approximate their respective fair values due to the short term maturities of these instruments. The fair value of advances due   from affiliates are not practicable to estimate as no similar market exists for these instruments and as it does not have a specified date of repayment.

13.	INVESTMENTS/SUBSIDARIES

Consolidated Entities

Paradise Phosphate Limited (“Paradise”)

The Company holds 100% of the shares of Paradise which commenced operating during 2012. During 2012 Paradise issued 100,000,000 shares to Legend for all of Legend’s phosphate assets. The assets were transferred at their respective cost basis. Legend has paid an estimated tax liability of A$618,000 as a result of the transfer of the assets to Paradise. The amount of other income of Paradise for the six months ended June 30, 2013 and 2012 included in the Consolidated Statement of Comprehensive Loss amounts to A$27,000 and A$118,000 respectively, and the amount of loss is A$1,487,000 and A$5,429,000 respectively.

Alexya Pty Ltd (“Alexya”)

On October 22, 2010, the Company incorporated a wholly owned Australian subsidiary, Alexya to hold a certain asset and liability which has been consolidated in the accompanying consolidated financial statements. For the six months ended June 30, 2013 and 2012, the amount of revenue of Alexya included in the Consolidated Statement of Comprehensive Loss is A$nil and A$nil respectively, and the amount of the loss is A$1,197,000 and A$469,000 respectively.

Other Subsidiaries

The Company also has the following wholly owned inactive subsidiaries:

●	Legend International Holdings Limited

●	Legend Diamonds Pty Ltd.

Equity Investments

Northern Capital Resources Corp (“NCRC”)

At June 30, 2013 and December 31, 2012 the Company’s holding in NCRC was 31.50%. At December 31, 2012 and June 30, 2013, the carrying value of the investment was A$nil. For the six months ended June 30, 2013 and 2012, the Company recorded an equity loss in NCRC of A$nil and A$124,000 respectively. At June 30, 2013, the investment in the unconsolidated subsidiary is accounted for under the equity method.

The following table presents summary unaudited financial information for NCRC as of June 30, 2013 and June 30, 2012 and for the three months thus ended. Such summary financial information has been provided herein based upon the individual significance of this unconsolidated equity investment to the consolidated financial information of the Company:

	June 2013 A$000s	June 2012 A$000s

Current assets	715	320
Non- current assets	653	4,870
Total assets	1,368	5,190

Current liabilities	207	615
Non-current liabilities	-	512
Total liabilities	207	1,127

Total shareholders’ equity	1,161	4,063
Noncontrolling interest	-	(5,770)

Shareholder equity attributable to NCRC	1,161	(1,707)

Net profit/(loss)	(1,193)	(2,080)

The excess of the carrying value of this equity investment to the Company’s share of underlying equity in the net assets of the investee at June 30, 2013 approximates A$nil.

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

Following closing, on March 26, 2013 the Company no longer held a controlling interest in MED.  The sale of the 19.9% interest in MED resulted in the deconsolidation of MED and a gain in the amount of A$9,194,000 which represents (i) the A$12,740,000 cash proceeds from the sale and the A$102,000 fair value of the retained interest less (ii) the A$3,648,000 net liabilities of MED at the date of consolidation. The gain is included in the Consolidated Statements of Comprehensive Income under gain on disposal of discontinued operations. The investment in MED is now classified as a marketable security, and accordingly is presented at its fair market value. The fair value of the remaining investment in MED was at market value at June 30, 2013, based on quoted prices on the Australian Stock Exchange, and is classified as a Level 1 asset according to the fair value hierarchy.

Assets and liabilities at the date of deconsolidation and the comparative December 31, 2012 consist of the following:

	March 26, 2013 A$000s	December 31, 2012 A$000s
Assets
Current assets	3,845	1,938
Receivables - affiliates	527	200
Other non-current assets	994	777
Property, plant and equipment	4,878	1,660
Mineral rights	13,745	14,095
Goodwill	1,093	1,093

Total assets	25,082	19,763

Liabilities
Current liabilities	2,311	1,035
Reclamation and rehabilitation	1,008	1,007

Total liabilities related to assets	3,319	2,042

Non-controlling interests	18,115	13,018

Net book value of assets at deconsolidation	3,648	4,703

The Company’s interest in Merlin at June 30, 2013 is 0.28%.

15.	CONVERTIBLE NOTES

Effective as of February 7, 2012, the Company entered into a convertible note agreement via its wholly-owned subsidiary, Paradise, with two Australian investment funds, pursuant to which Paradise issued $7,500,000 in principal amount of notes due 12 months from the issue date (the “Notes”), which bear interest at a nominal rate of 10% per annum (the actual amount of effective interest depends upon the event that triggers repayment). It was the intention that if within 12 months of the completion date of the agreement, Paradise conducted a public offering of securities in Australia and those securities were listed on ASX, then the convertible notes would be converted into ordinary shares of Paradise at a conversion rate which was based on the pre-money value of Paradise at the time of the public offering of securities. The note agreement calls for an adjustment to the repayment factor if Paradise did not complete the public offering, as defined. On April 30, 2012, Paradise raised a further A$2,500,000 via an increase in the convertible note facility on the same terms and conditions set out for the A$7,500,000. The A$10,000,000 convertible note was due for repayment on March 10, 2013. Acorn agreed to extend the repayment date for 2 months under certain conditions including the finalisation of a term sheet for an off-take agreement prior to March 10, 2013. Paradise has entered into a term sheet with a third party and the repayment date was extended to May 10, 2013.

Paradise did not proceed with the IPO and listing on ASX due to market conditions and the advanced state of discussions with strategic partners at the time.

On April 11, 2013 the Company entered into a new agreement with Acorn to finalise repayment of the convertible note by April 29, 2013. The cash payment made by April 29, 2013 was A$16,929,000 made up of the principal amount of A$10,000,000 paid on April 12, 2013 plus interest of approximately A$1,183,000 divided by a repayment factor of 0.66 equating to A$5,746,000 and all mortgages and securities held over Legend’s shares in Paradise and Paradise’s phosphate assets have been released.

16.	SHORT TERM DEBT

During November 2010, the Company entered into a US$ denominated loan facility agreement with a third party lender, which provided for a US$3,200,000 credit facility with a term of five years. Interest on borrowings under the agreement being fixed at 6.70% per annum.

Cumulative borrowings under this agreement amounted to A$2,541,000 (US$2,472,000) and was secured by certain equipment purchased by the Company. On April 16, 2013 the Company entered into an agreement to sell the equipment securing this debt and on May 20, 2013, the sale was finalised and repayment of the debt of A$2,681,000 (US$2,609,000) including interest, early termination and break fee was completed on May 24, 2013.

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

The Company is subject to taxation in both the USA and Australia.

At June 30, 2013, the net deferred tax asset consisted of the following:

	USA 2013 A$000s	Australia 2013 A$000s	Total 2013 A$000s
Deferred tax assets
Net operating loss carry-forward	6,683	6,787	13,470
Exploration expenditure	6,012	-	6,012
Less valuation allowance	(12,695)	(6,787)	(19,482)

Net deferred taxes	-	-	-

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

In February 2012, as a result of the transfer of the phosphate assets to Paradise, the Company has realized carrying-forward net operating losses and exploration expenditure. In addition the Company made a tax payment of A$618,000 resulting from the transaction.

As a result of the ownership change that occurred in November 2004 (see note 1), Internal Revenue Code Section 382 limits the use of available operating loss carryforwards for losses incurred prior to the ownership change.  Carry-forward net operating losses will be available to offset future taxable income. Total available net operating loss carryforwards in the United States, which are subject to limitations, amount to approximately A$14,500,000 at December 31, 2012 and expire in years 2024 through 2031. Net operating loss carryforwards in Australia do not have a definite expiration date and amounted to A$15,900,000.

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

Since June 30, 2013, the Company has placed 52.5 million shares raising US$2,625,000 less costs of US$25,000.

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

The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar during the periods indicated:

6 months ended June 30, 2012                      A$1.00 = US$1.0160
6 months ended June 30, 2013                      A$1.00 = US$0.9140
6 months ended June 30, 2012                      A$1.00 = CDN$1.0414
6 months ended June 30, 2013                      A$1.00 = CDN$0.9616

GENERAL

At December 31, 2012, the Company’s holding in Merlin was 41.96%. On January 18, 2013 the Company announced that it has entered into an agreement to sell 24,000,000 ordinary shares being approximately 16.9% in MED at a price of 21 cents per share which amounts to A$5,040,000, and on March 12, 2013, it entered into two further contracts to sell a total of 35,000,000 ordinary shares being approximately 19.9% in MED at a price of A$0.22 per share. The shares were sold to an unaffiliated third party. Following closing, on March 26, 2013 the Company lost its control in Merlin.  As a result at March 26, 2013, Legend de-consolidated the operations of Merlin. The fair value of the remaining investment in Merlin was based on market value at June 30, 2013. See footnote 14 to the consolidated financial statements for further information.

As a result, the management discussion and analysis relates to the activities of the Company only and does not include a discussion of Merlin activities unless otherwise stated.

RESULTS OF OPERATION

Three Months Ended June 30, 2013 vs. Three Months Ended June 30, 2012.

The Company’s financial statements are prepared in Australian dollars (A$). A number of the costs, expenses and assets of the Company are incurred/held in US$ and the conversion of these costs to A$ means that the comparison of the three months ended June 30, 2013 to the three months ended June 30, 2012 does not always present a true comparison.

As an exploration company until February 2011 and a development stage company since then, we do not have an ongoing source of revenue. Our revenue stream is normally from interest received on cash in bank and adhoc tenement disposals and Australian Taxation Office refunds.

Other income decreased from A$45,000 for the three months ended June 30, 2012 to A$22,000 for the three months ended June 30, 2013, which primarily represents interest on funds held in the bank, as a result of the reducing cash at bank balances as funds have been used for operational purposes.

Costs and expenses decreased from A$4,375,000 in the three months ended June 30, 2012 to A$2,076,000 in the three months ended June 30, 2013. The decrease in expenses is a net result of:

a)
a decrease in legal, accounting and professional expense from A$738,000 for the three months ended June 30, 2012 to A$204,000 for the three months ended June 30, 2013. For the three months ended June 30, 2012 we incurred A$751,000 for independent experts, attorneys, accountants and advisors for the initial public offering and listing on Australian Securities Exchange of Paradise (2013: A$nil). Accounting and audit fees for the three months ended June 30, 2013 were A$63,000 (2012: A$18,000) for professional services in relation to financial statements, the quarterly Form 10-Qs, Form 10-K, and annual reporting in Australia which increased due to the work on the de-consolidation of Merlin; taxation fees of A$2,000 (2012: A$10,000) related to the Company and included in 2012 are costs incurred by its subsidiary for tax work;  and we incurred legal expenses of A$139,000 (2012: A$(41,000)) following a reclassification of certain costs to initial public offering costs ) in regard to a  claim by IFFCO and general legal work.

b)
a decrease in exploration expenditure written off from A$1,542,000 in the three months ended June 30, 2012 to A$613,000 in the three months ended June 30, 2013. The exploration costs include drilling/geological/geophysical/mineral analysis contractors, contract field staff costs, travel costs, accommodation and tenement costs on properties where we have not estimated mineral reserves.  On our phosphate activities, costs which were capitalized and included in development costs decreased from A$255,000 for the three months ended June 30, 2012, to A$78,000 for the three months ended June 30, primarily due to lesser activity on the feasibility test work. For the three months ended June 30, 2013, there was a reduction in exploration and development activities compared to the three months ended June 30, 2012; as a result of the Company’s main focus of updating and completing the studies for the Paradise phosphate project being completed in 2012 and as a result of the reduction in activity of the phosphate business due to funding constraints.

c)	a decrease in aircraft costs from A$142,000 in the three months ended June 30, 2012 to A$93,000 in the three months ended June 30, 2013.
d)
a decrease in stock based compensation from A$11,000 in the three months ended June 30, 2012 to A$nil in the three months ended June 30, 2013. The Company has issued options under the 2006 Incentive Option Plan throughout 2006 to 2010. The decrease is a result of a majority of the options being fully vested in prior periods.

e)
an decrease in interest expense from A$449,000 for the three months ended June 30, 2012 to A$287,000 for the three months ended June 30, 2013 due to repayment in May 2013 of convertible notes, the advance from affiliate incurring interest and borrowings under a loan facility.

f)	a decrease in financing costs from A$125,000 for the three months ended June 30, 2012 to A$31,000 for the three months ended June 30, 2013 due to repayment in May 2013 of convertible notes.
g)
a decrease in administration expense from A$1,368,000 in the three months ended June 30, 2012 to A$848,000 in the three months ended June 30, 2013. During the three months ended June 30 2013, the corporate management and service fees charged to us by AXIS was A$210,000 (2012: A$246,000). AXIS charged us direct costs of A$248,000 (2012: A$640,000) for Directors’ fees, salaries and salary related matters incurred in behalf of the Company, which relates to our share of salaries paid to the President & Chief Executive Officer, Chief Financial Officer and Secretary, General Manager Business and other staff of AXIS who provide services to the Company, and for independent directors’ fees. The Company incurred A$178,000 (2012: A$49,000) in direct salaries paid by Paradise for the CEO and Project Manager and other field staff. The Company paid insurance costs of A$65,000 (2012: A$45,000) an increase as a result of an increase in insurance premiums. The Company incurred A$38,000 (2012: A$36,000) for travel by Directors and officers, contractors and other AXIS staff who provide services to the Company on capital raising trips and trips to the field; A$3,000 (2012: A$2,000) in borrowing costs and bank fees; A$25,000 (2012 A$4,000) for motor vehicles costs; A$nil (2012: A$1,000) for public relations; A$5,000 (2012: A$40,000 included the AGM costs for 2012 which have not yet been incurred in 2013) for stock transfer agent services; A$10,000 (2012: A$23,000) for office and computing consumables; A$14,000 (2012: A$17,000) for other contractors including external information, technology consultants; A$1,000 (2012: A$28,000) for staff support costs; A197,000 (2012: A$162,000) for rent of offices in Melbourne, Mt Isa and an apartment in Melbourne; A$3,000 (2012: A$6,000) for subscription to industry papers and services; A$7,000 (2012: A$59,000) for telecommunications support; A$12,000 (2012: A$31,000) for depreciation of non-field assets and minor equipment purchases; A$10,000 (2012: (A$3,000)) for Delaware franchise tax. For the three months ended June 30, 2013, there was a reduction of A$143,000 in rent of offices, A$36,000 in the corporate management and service fees charged to us by AXIS and A$263,000 in salaries and salary related matters incurred on behalf of the Company charged to us by AXIS and direct salaries paid by Paradise compared to the three months ended June 30, 2012; as a result of the Company’s main focus of updating and completing the studies for the Paradise phosphate project being completed in 2012 and as a  result of the reduction in activity of the phosphate business due to funding constraints.

As a result of the foregoing, the loss from operations decreased from A$4,330,000 for the three months ended June 30, 2012 to A$2,054,000 for the three months ended June 30, 2013.

An increase in the foreign currency exchange loss from A$83,000 for the three months ended June 30, 2012 to a foreign exchange loss of A$217,000 for the three months ended June 30, 2013 was recorded as a result of the movement in the Australian dollar versus the US dollar.

At December 31, 2012, management considered the recoverability of the amount owed by AXIS and in accordance with the requirements of accounting standards provided a provision for doubtful receivable. For the three months ended June 30, 2013 the Company recorded an adjustment to the provision of A$(1,595,000) compared to A$(859,000) for the three months ended June 30, 2012.

A net unrealized gain of A$39,000( 2012: A$nil) was incurred on revaluation of certain marketable securities, being the difference between the carrying and market value in the three months ended June 30,2013.

A net realized gain of A$17,000 (2012: gain A$19,000) was recorded on sale of property and equipment, being the difference between cost and sale price, was incurred in the three months ended June 30, 2013.

The Company has written off/written down assets of A$15,000 for the three months ended June 30, 2013 compared to A$3,000 amount for the three months ended June 30, 2012.

The loss before income taxes and equity in losses of unconsolidated entities was A$3,538,000 for the three months ended June 30, 2012 compared to A$713,000 for the three months ended June 30, 2013.

There was no provision for income taxes in either the three months ended June 30, 2013 or 2012.

The equity losses in unconsolidated entities for the three months ended June 30, 2013 amounted to A$nil. The Company holds a 31.50% interest in Northern Capital Resources Corp (“NCRC”) and accounts for this investment using the equity method of accounting. The carrying value of NCRC at June 30, 2013 and June 30, 2012 was A$nil and accordingly, no equity loss has been recorded.

The net loss was A$713,000 for the three months ended June 30, 2013 compared to a net loss of A$3,538,000 for the three months ended June 30, 2012.

A net loss of A$nil was recorded on discontinued operations in the three months ended June 30, 2013 (2012: A$422,000).

The net income attributable to Legend stockholders amounted to A$713,000 for the three months ended June 30, 2013 compared to a net loss of A$3,960,000 for the three months ended June 30, 2012.

Six Months Ended June 30, 2013 vs. Six Months Ended June 30, 2012.

The Company’s financial statements are prepared in Australian dollars (A$). A number of the costs, expenses and assets of the Company are incurred/held in US$ and the conversion of these costs to A$ means that the comparison of the six months ended June 30, 2013 to the six months ended June 30, 2012 does not always present a true comparison.

As an exploration company until February 2011 and a development stage company since then, we do not have an ongoing source of revenue. Our revenue stream is normally from interest received on cash in bank and adhoc tenement disposals and Australian Taxation Office refunds.

Other income decreased from A$80,000 for the six months ended June 30, 2012 to A$38,000 for the six months ended June 30, 2013, which primarily represents interest on funds held in the bank, as a result of the reducing cash at bank balances as funds have been used for operational purposes.

Costs and expenses decreased from A$8,633,000 in the six months ended June 30, 2012 to A$4,400,000 in the six months ended June 30, 2013. The decrease in expenses is a net result of:

a)
a decrease in legal, accounting and professional expense from A$1,274,000 for the six months ended June 30, 2012 to A$271,000 for the six months ended June 30, 2013. For the six months ended June 30, 2012 we incurred A$1,156,000 for independent experts, attorneys, accountants and advisors for the initial public offering and listing on Australian Securities Exchange of Paradise (2013 A$nil). For the six months ended June 30, 2013, accounting and audit fees were A$84,000 (2012: A$63,000) for professional services in relation to financial statements, the quarterly Form 10-Qs, Form 10-K, and annual reporting in Australia which increased due to the work on the de-consolidation of Merlin; taxation fees of A$32,000 (2012: A$64,000) related to the Company (included in 2012 are costs incurred by its subsidiary for tax work) and we incurred legal expenses of A$155,000 (2012: A$(9,000)) following a reclassification of certain costs to initial public offering costs) for legal work relating to a  claim by IFFCO and general legal work.

b)
a decrease in exploration expenditure written off from A$2,794,000 in the six months ended June 30, 2012 to A$1,241,000 in the six months ended June 30, 2013. The exploration costs include drilling/geological/geophysical/mineral analysis contractors, contract field staff costs, travel costs, accommodation and tenement costs on properties where we have not estimated mineral reserves.  On our phosphate activities, costs which were capitalized and included in development costs decreased from A$887,000 for the six months ended June 30, 2013, to A$118,000 for the six months ended June 30, primarily due to lesser activity on the feasibility test work. For the six months ended June 30, 2013, there was a reduction in exploration and development activities compared to the six months ended June 30, 2012; as a result of the Company’s main focus of updating and completing the studies for the Paradise phosphate project being completed in 2012 and as a  result of the reduction in activity of the phosphate business due to funding constraints

c)	a decrease in aircraft costs from A$368,000 in the six months ended June 30, 2012 to A$364,000 in the six months ended June 30, 2013.
d)
a decrease in stock based compensation from A$25,000 in the six months ended June 30, 2012 to A$nil in the six months ended June 30, 2013. The Company has issued options under the 2006 Incentive Option Plan throughout 2006 to 2010. The decrease is a result of a majority of the options being fully vested in prior periods.

h)
an increase in interest expense from A$555,000 for the six months ended June 30, 2012 to A$639,000 for the six months ended June 30, 2013. In May 2013 repayment was finalized on the convertible notes, the advance from affiliate incurring interest and borrowings under a loan facility.

e)	a decrease in financing costs from A$609,000 for the six months ended June 30, 2012 to A$170,000 for the six months ended June 30, 2013 due to repayment in May 2013 of convertible notes.
f)
a decrease in administration expense from A$3,008,000 in the six months ended June 30, 2012 to A$1,715,000 in the six months ended June 30, 2013. During the six months ended June 30 2013, the corporate management and service fees charged to us by AXIS was A$412,000 (2012: A$533,000). AXIS charged us direct costs of A$524,000 (2012: A$1,308,000) for Directors’ fees, salaries and salary related matters incurred in behalf of the Company, which relates to our share of salaries paid to the President & Chief Executive Officer, Chief Financial Officer and Secretary,  General Manager Business and other staff of AXIS who provide services to the Company, and for independent directors’ fees. The Company incurred A$376,000 (2012: A$318,000) in direct salaries paid by Paradise for the CEO and Project Manager and other field staff. The Company paid insurance costs of A$90,000 (2012: A$ 60,000) an increase as a result of an increase in insurance premiums. The Company incurred A$68,000 (2012: A$39,000) for travel by Directors and officers, contractors and other AXIS staff who provide services to the Company on capital raising trips and trips to the field; A$4,000 (2012: A$5,000) in borrowing costs and bank fees; A$49,000 (2012 A$54,000) for motor vehicles costs; A$nil (2012: A$1,000) for public relations; A$21,000 (2012: A$62,000 included the AGM costs for 2012 which have not yet been incurred in 2013) for stock transfer agent services; A$22,000 (2012: A$47,000) for office and computing consumables; A$22,000 (2012: A$6,000) for other contractors including external information, technology consultants; A$9,000 (2012: A$56,000) for staff support costs; A$27,000 (2012: A$311,000) for rent of offices in Melbourne, Mt Isa, and an apartment in Melbourne; A$5,000 (2012: A$16,000) for subscription to industry papers and services; A$33,000 (2012: A$112,000) for telecommunications support; A$24,000 (2012: A$64,000) for depreciation of non-field assets and minor equipment purchases; A$29,000 (2012: A$6,000) for Delaware franchise tax; and A$nil (2012: A$10,000) in donations to local community groups. For the six months ended June 30, 2013, there was a reduction of A$284,000 in rent of offices, A$121,000 in the corporate management and service fees charged to us by AXIS and A$726,000 in salaries and salary related matters incurred on behalf of the Company charged to us by AXIS and direct salaries paid by Paradise from  the six months ended June 30, 2012 as a result of the Company’s main focus of updating and completing the studies for the Paradise phosphate project being completed in 2012 and as a  result of the reduction in activity of the phosphate business due to funding constraints.

As a result of the foregoing, the loss from operations decreased from A$8,553,000 for the six months ended June 30, 2012 to A$4,362,000 for the six months ended June 30, 2013.

A decrease in the foreign currency exchange loss from A$25,000 for the six months ended June 30, 2012 to a foreign exchange loss of A$222,000 for the six months ended June 30, 2013 was recorded as a result of the movement in the Australian dollar versus the US dollar.

An impairment of equity investments was recorded of A$nil (2012: $471,000) as the Company has assessed the current net asset value of the investment from the information available and determined that the prior year provision for impairment was adequate.

At December 31, 2012, management considered the recoverability of the amount owed by AXIS and in accordance with the requirements of accounting standards provided a provision for doubtful receivable. For the six months ended June 30, 2013 the Company recorded an adjustment to the provision of A$434,000 compared to A$1,803,000 for the six months ended June 30, 2012.

A net unrealized gain of A$39,000 (2012: A$nil) was incurred on revaluation of certain marketable securities, being the difference between the carrying and market value in the six months ended June 30,2013.

A net realised loss of A$9,000 (2012: gain A$19,000) was recorded on sale of property and equipment, being the difference between cost and sale price, was incurred in the six months ended June 30, 2013.

The Company has written off/written down assets of A$960,000 (2012: A$3,000) for the six months ended June 30, 2013.

The loss before income taxes and equity in losses of unconsolidated entities was A$7,230,000 for the six months ended June 30, 2012 compared to A$5,158,000 for the six months ended June 30, 2013.

The Company has recorded reduction in the current tax liability of A$32,000 for the six months ended June 30, 2013 (2012: A$650,000) as a result of the transfer of the phosphate assets to a 100% owned subsidiary of Legend.

The equity losses in unconsolidated entities for the six months ended June 30, 2013 amounted to A$nil (2012: A$124,000). The Company holds a 31.50% interest in Northern Capital Resources Corp (“NCRC”) and accounts for this investment using the equity method of accounting.

The net loss was A$5,126,000 for the six months ended June 30, 2013 compared to a net loss of A$8,004,000 for the six months ended June 30, 2012.

A net income of A$7,248,000 (2012: loss A$1,815,000) was recorded on discontinued operations in the six months ended June 30, 2013.

The net income attributable to Legend stockholders amounted to A$2,122,000 for the six months ended June 30, 2013 compared to a net loss of A$9,819,000 for the six months ended June 30, 2012.

Liquidity and Capital Resources

For the six months ended June 30, 2013, net cash used in operating activities was A$10,961,000 (2012: A$7,418,000) primarily consisting of the net loss from continuing operations of A$5,126,000 (2012: A$8,004,000), adjusted for non-cash items being depreciation and amortization of A$278,000 (2012: A$469,000), loss/gain on sale of property and equipment A$9,000 (2012: gain A$19,000); write-down of assets of A$960,000 (2012: A$3,000),  decrease in accounts receivable of A$270,000 (2012: increase A$8,000); decrease in prepayments and deposits of A$101,000 (2012: increase A$71,000); decrease in inventories of A$31,000 (2012: A$nil), decrease in accrued financing cost of A$6,441,000 (2012: A$nil) and a decrease in accounts payable and accrued expenses of A$848,000 (2012: increase A$956,000).

Net cash provided/(used) by investing activities was A$17,252,000 (2012: used by A$868,000) which consisted of the proceeds from sale of 59,000,000 shares in MED for A$12,740,000 (2012: A$nil), proceeds from sale of plant and equipment A$4,668,000 (2012: A$36,000); offset by purchase of plant and equipment A$38,000 (2012: A$10,000) and additions to mine development of A$118,000 (2012: A$887,000).

Net cash (used)/provided by financing activities was A$(7,339,000) (2012: A$13,801,000) being the private placement of 142,500,000 shares for net proceeds of A$6,932,000 (2012: A$2,256,000), offset by repayments under finance leases of A$84,000 (2012: A$113,000), repayments to  affiliates of A$1,187,000 (2012: advance by A$1,803,000), repayment of long term debt of A$2,541,000 (2012: $145,000) and repayment of convertible debenture A$10,459,000 (2012 : A$nil).

As at June 30, 2013, the Company had A$78,000 in cash.

We plan to continue our exploration and development program throughout 2013 and the Company has an obligation to incur expenditure on other commodity projects of A$400,000. Our budget for general administration costs for 2013 is A$2,200,000, Paradise’s budget for phosphate projects is A$1,400,000, and general and administration costs for 2013 is A$2,300,000. At June 30, 2013, the Company had a receivable from AXIS amounting to A$2,870,000 which has been fully provided for. Legend is substantially dependent upon AXIS for our senior management, financial and accounting, corporate legal, geological and other corporate headquarters functions. For example, each of our officers is employed by AXIS. AXIS provides us with office facilities, administrative personnel and services, management and geological staff and services. Legend has continued to provide funds in advance of services to be rendered by AXIS as Legend has no capabilities to undertake the services in its own right nor has it the infrastructure itself.

On February 13, 2012, the Company announced the restructuring of its phosphate assets in order to facilitate the financing of its 100% owned Paradise phosphate project. This first step involved a transfer of all Legend’s phosphate assets into a 100% owned subsidiary of Legend named Paradise; the issue of 100 million ordinary shares (100% of the issued shares of Paradise) by Paradise to Legend; and funding via a A$10,000,000 convertible note facility (“Convertible Note Agreement”) which has been injected into Paradise through Acorn, an Australian financial institution. The intention was that the A$10,000,000 would convert into equity in the subsidiary upon a successful initial public offering (“IPO”) and listing of the subsidiary on ASX within 12 months of the note issue date. Paradise did not proceed with the IPO and listing on ASX due to market conditions and the advanced state of discussions with strategic partners at the time. Legend anticipated that by using an Australian subsidiary it was better placed to lift the profile of the world quality phosphate assets, provide a stronger trading platform that will help maximize its value and enable further capital raising to support the development of phosphate rock production and subsequent value added products.

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

The convertible note facility of A$10 million to Paradise was repayable 12 months from the completion date of the agreement, subsequently extended to March 10, 2013. The notes bear interest at the nominal rate of 10% per annum (the actual amount of effective interest depends upon the event that triggers repayment). Funds received under the convertible note facility were used to progress the project, its development, production and ultimately the export of phosphate rock from the phosphate deposits. The notes are secured by a security interest in the phosphate assets and in the shares in Paradise. The note agreement called for an adjustment to the repayment factor if Paradise did not complete the public offering as defined. Acorn agreed to extend the repayment date for 2 months under certain conditions including the finalization of a term sheet for an off-take agreement prior to March 10, 2013. Paradise has entered into a term sheet with a third party and the repayment date was been extended to May 10, 2013. On April 29, 2013, Paradise repaid the convertible note (see note 15 to the financial statements).

Since January 1, 2013, Legend has placed 142.5 million shares of common stock to third parties at a price of US$0.05 per share to raise US$7.5 million. At June 30, 2013 the placement has been completed for 142.5 million shares raising US$7,125,000; and (ii) that it intends to undertake a rights issue of shares to all Legend shareholders, on a pro-rate basis at a price of US$0.05. If fully subscribed, the rights issue will raise approximately US$20,000,000. On January 18, 2013, Legend announced that it had entered into an agreement with a third party to sell 24,000,000 ordinary shares (approximately 13.6%) in MED at a price of A$0.21 per share for a total consideration of A$5,040,000, and on March 12, 2013, it entered into two further contracts to sell a total of 35,000,000 ordinary shares (approximately 19.9%) in MED at a price of A$0.22 per share. Legend closed these transactions in March 2013 and as at June 30, 2013 holds a 0.28% interest in MED. Since June 30, 2013, the Company has placed 52.5 million shares raising US$2,625,000 less costs of US$25,000.

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

Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make.  Risks, uncertainties and inaccurate assumptions could cause actual results to differ materially from historical results or those currently anticipated.  Consequently, no forward-looking statement can be guaranteed.  The potential risks and uncertainties that could affect forward looking statements include, but are not limited to:

●	The risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012,
●	The possibility that the phosphates we find are not commercially economical to mine,
●	The possibility that we do not find other minerals or other minerals we find are not commercially economical to mine,
●	The risks and hazards inherent in the mineral exploration and development business (including environmental hazards, industrial accidents, weather or geologically related conditions),
●	Changes in the market price of phosphate, base metals and other minerals,
●	The uncertainties inherent in our exploratory activities, including risks relating to permitting regulatory delays,

●	The effects of environmental and other governmental regulations,
●	Uncertainty as to whether financing will be available to enable further exploration and development,
●	Estimates of proven and probable reserves are subject to considerable uncertainty,
●	Movements in foreign exchange rates,
●	Increased competition, governmental regulation,
●	Performance of information systems,
●	Ability of the Company to hire, train and retain qualified employees,
●	The availability of sufficient, transportation, power and water resources, and
●	Our ability to enter into key exploration and supply agreements and the performance of contract counterparties.

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

The Company does not hold funds in foreign bank accounts.

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

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2013 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

(c)	Other

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of June 30, 2013, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings.

There are no pending legal proceedings to which the Company is a party, or to which any of its property is the subject, which the Company considers material.

Item 1A  Risk Factors

An investment in the Company involves a high degree of risk.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing the Company.  Other unknown or unpredictable factors could also have material adverse effects on future results.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Effective as of May 3, 2013, the Company completed a private placement offering to an accredited investor (the “May Private Placement”) in which the Company sold an aggregate of 97,500,000 shares (the “Shares”) of common stock, US$0.001 par value (the “Common Stock”) at a purchase price of US$0.05 per share, for aggregate proceeds of US$4,875,000. The May Private Placement was effected pursuant to the terms of a Subscription Agreement.

Effective as of August 8, 2013, the Company completed a private placement offering to an accredited investor (the “August Private Placement”) in which the Company sold an aggregate of 52,500,000 shares (the “Shares”) of common stock, US$0.001 par value (the “Common Stock”) at a purchase price of US$0.05 per share, for aggregate proceeds of US$2,625,000. The August Private Placement was effected pursuant to the terms of a Subscription Agreement.

The foregoing securities were issued by the Company in reliance on the exemption from registration requirement provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

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
101
The following materials from the Legend International Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL):  (i) the Consolidated Statements of Comprehensive Loss, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

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

Dated: August 13, 2013

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
101
The following materials from the Legend International Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL):  (i) the Consolidated Statements of Comprehensive Loss, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

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