Form 10-Q
period 2013-09-30
LEGEND INTERNATIONAL HOLDINGS INC
filed 2013-11-14
CIK 1132143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended September 30, 2013
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

(Check one):	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act). ☐ Yes ☒ No

There were 444,047,971 shares of common stock outstanding on November 13, 2013.

SIGNATURES		32

EXHIBIT INDEX		33

Exh. 31.1	Certification	34
Exh. 31.2	Certification	35
Exh. 32.1	Certification	36
Exh. 32.2	Certification	37

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of September 30, 2013, the results of its consolidated operations for the three and nine month periods ended September 30, 2013 and September 30, 2012 and for the cumulative period January 5, 2001 (inception) through September 30, 2013, and the changes in its consolidated cash flows for the nine month periods ended September 30, 2013 and September 30, 2012 and for the cumulative period January 5, 2001 (inception) through September 30, 2013, have been included.  The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Balance Sheet

	September 2013 A$000s	December 2012 A$000s
ASSETS	(unaudited)

Current Assets:
Cash	11	2,889
Receivables	1,438	440
Prepayments	17	123
Receivables - affiliates	-	464
Marketable securities	83	-
Assets held for sale	-	3,371
Inventories	149	172
Total Current Assets	1,698	7,459

Non-Current Assets:
Property and equipment, net	3,386	7,610
Other investments	200	379
Deposits	463	1,085
Receivables - affiliates	-	381
Prepayments	-	18
Development costs	2,987	2,867
Mineral rights	-	14,095
Goodwill	-	1,093
Total Non-Current Assets	7,036	27,528

Total Assets	8,734	34,987

LIABILITIES

Current Liabilities:
Accounts payable and accrued expenses	1,179	2,640
Accrued financing costs	-	6,441
Advances from affiliates	-	2,264
Convertible notes	-	10,000
Current Tax Liability	-	650
Short-term debt	700	310
Lease liability	66	143
Total Current Liabilities	1,945	22,448

Non-Current Liabilities:
Reclamation and rehabilitation provision	66	1,093
Long-term debt	-	2,199
Lease liability	56	109
Total Non-Current Liabilities	122	3,401

Total Liabilities	2,067	25,849

Commitments and Contingencies

Stockholders’ Equity
Preferred stock: US$.001 par value, 20,000,000 shares authorised, none issued and outstanding.
Common stock: US$.001 par value, 1,250,000,000 shares authorised
444,047,971 and 249,047,971 shares issued and outstanding	496	298
Additional paid-in-capital	177,423	166,812
Retained (deficit) prior to exploration activities	(839)	(839)
Retained (deficit) during exploration period	(107,617)	(107,617)
Retained (deficit) during development period	(62,796)	(62,534)

Legend Stockholders’ Equity (Deficit)	6,667	(3,880)
Non-controlling interests	-	13,018

Total Equity	6,667	9,138

Total Liabilities and Equity	8,734	34,987

The accompanying notes are integral part of the consolidated financial statements.

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statements of Comprehensive Loss
(Unaudited)

	For the three months ended September 30		For the nine months ended September 30		January 5, 2001 (Inception) to September 30,

	2013 A$000s	2012 A$000s	2013 A$000s	2012 A$000s	2013 A$000s

Revenues:

Sales	-	-	-	-	6
less cost of sales	-	-	-	-	(1)

Gross profit	-	-	-	-	5

Other income
Interest income – related entity	96	-	96	-	537
Interest income – other	3	25	41	105	8,931
Other	-	-	-	-	12
Total other income	99	25	137	105	9,480

Costs and expenses:
Legal, accounting and professional	124	430	395	1,704	5,297
Exploration expenditure	450	1,005	1,691	3,799	74,445
Aircraft costs	-	267	364	635	3,948
Stock based compensation	-	11	-	36	12,817
Interest expense	18	352	657	907	2,470
Financing costs	-	57	170	666	6,426
Impairment of investment	-	-	-	-	327
Administration expenses	696	1,738	2,411	4,746	44,474
Total costs and expenses	1,288	3,860	5,688	12,493	150,204

Gain/(loss) from operations	(1,189)	(3,835)	(5,551)	(12,388)	(140,719)

Foreign currency exchange gain/(loss)	(124)	10	(346)	(15)	(568)
Milestone payments	2,551	-	2,551	-	2,551
Impairment of equity investment	-	-	-	(471)	(6,125)
Impairment of other investment	-	-	-	-	(719)
Recovery of /(provision for)allowance for doubtful receivable	(4,375)	(22)	(3,941)	1,781	(7,245)
Realized/unrealised gain/(loss) on marketable securities	20	-	(19)	-	167
Loss on other investments	-	-	-	-	(371)
Gain/(loss) from sale of property and equipment	39	58	30	77	(44)
Writeoff/writedown of assets	(3)	-	(963)	(3)	(1,565)

(Loss) from continuing operations before income taxes	(3,081)	(3,789)	(8,239)	(11,019)	(154,638)
Benefit from /(provision) for income taxes	697	-	729	(650)	79

(Loss) from continuing operations before equity in (losses) of unconsolidated entities	(2,384)	(3,789)	(7,510)	(11,669)	(154,559)
Equity in (losses) of unconsolidated entity	-	-	-	(124)	(8,750)

Net (loss) from continuing operations	(2,384)	(3,789)	(7,510)	(11,793)	(163,309)

Discontinued operations:
Gain on disposal of discontinued operations	-	-	9,194	-	9,194
Equity in (losses) of unconsolidated entities	-	(92)	(25)	(277)	(991)
Net (loss) from discontinued operations	-	(2,336)	(2,723)	(3,860)	(24,345)
Amortization of mineral rights	-	(350)	(350)	(1,049)	(5,128)
Adjustment to fair value on stepped acquisition	-	-	-	-	2,201
Net profit/(loss) attributable to non-controlling interests of discontinued operations	-	1,179	1,152	1,772	12,189

Net income/(loss) from discontinued operations	-	(1,599)	7,248	(3,414)	(6,880)
Net (loss) attributable to Legend stockholders	(2,384)	(5,388)	(262)	(15,207)	(170,189)
Other Comprehensive Income/(Loss):
Foreign currency translation adjustments	-	-	-	-	(1,063)
Comprehensive (loss) attributable to Legend stockholders	(2,384)	(5,388)	(262)	(15,207)	(171,252)
Amounts attributable to Legend Stockholders:
Basic and diluted net income/(loss) per common equivalent share:
Net income/(loss) from continuing operations per share	(0.01)	(0.01)	(0.02)	(0.05)	(1.23)
Net income/(loss) from discontinued operations per share	0.00	(0.01)	0.02	(0.01)	(0.05)
Basic and diluted net income/(loss) per common equivalent shares	(0.01)	(0.02)	0.00	(0.06)	(1.28)
Weighted average number of common equivalent shares used in per share calculations	421,548	249,047	335,449	234,174	133,057

The accompanying notes are integral part of the consolidated financial statements.

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
for the period ended September 30, 2013
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
for the period ended September 30, 2013
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
for the period ended September 30, 2013
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

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
for the period ended September 30, 2013
(Unaudited)
(continued)

	Common Stock
	Shares 000s	Par Value A$000s	Additional Paid-In Capital A$000s	Retained (Deficit) Prior to Exploration Activities A$000s	Retained (Deficit) During Exploration Period A$000s	Retained (Deficit) During Development Period A$000s	Non-Controlling Interests A$000s	Stockholders’ Equity (Deficit) A$000s

Net change in controlling/non- controlling interest	-	-	4,842	-	-	-	8,699	13,541
Net loss attributable to non- controlling stockholders	-	-	-	-	-	-	(1,612)	(1,612)
Balance, December 31, 2009	226,334	275	163,766	(839)	(65,651)	-	17,348	114,899
Shares issued on cashless exercise of options	66	-	-	-	-	-	-	-
Amortization of options under stock option plan	-	-	1,728	-	-	-	-	1,728
Options issued for consulting fees	-	-	247	-	-	-	-	247
Net Loss from operations	-	-	-	-	(32,730)	-	-	(32,730)
Net loss from discontinued operations	-	-	-	-	(5,136)	-	-	(5,136)
Adjustment due to purchase of additional shares in subsidiary	-	-	(2,705)	-	-	-	(1,327)	(4,032)
Adjustment due to issue of shares by subsidiary	-	-	772	-	-	-	1,692	2,464
Net loss attributable to non- controlling stockholders	-	-	-	-	-	-	(3,803)	(3,803)
Balance, December 31, 2010	226,400	275	163,808	(839)	(103,517)	-	13,910	73,637

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
for the period ended September 30, 2013
(Unaudited)
(continued)

	Common Stock
	Shares 000s	Par Value A$000s	Additional Paid-In Capital A$000s	Retained (Deficit) Prior to Exploration Activities A$000s	Retained (Deficit) During Exploration Period A$000s	Retained (Deficit) During Development Period A$000s	Non-Controlling Interests A$000s	Stockholders’ Equity (Deficit) A$000s

Shares issued on cashless exercise of options	7	-	-	-	-	-	-	-
Amortization of options under stock option plan	-	-	452	-	-	-	-	452
Net Loss from operations	-	-	-	-	(4,100)	(35,030)	-	(39,130)
Net loss from discontinued operations	-	-	-	-	-	(4,084)	-	(4,084)
Adjustment due to purchase of additional shares in subsidiary	-	-	(60)	-	-	-	(34)	(94)
Net loss attributable to non- controlling stockholders	-	-	-	-	-	-	(2,619)	(2,619)
Balance, December 31, 2011	226,407	275	164,200	(839)	(107,617)	(39,114)	11,257	28,162
Shares issued for cash	22,640	23	2,233	-	-	-	-	2,256
Amortization of options under stock option plan	-	-	44	-	-	-	-	44
Net Loss from operations	-	-	-	-	-	(18,759)	-	(18,759)
Net loss from discontinued operations	-	-	-	-	-	(4,661)	-	(4,661)
Adjustment due to purchase of additional shares in subsidiary	-	-	(3)	-	-	-	(29)	(32)
Adjustment due to issue of shares by subsidiary	-	-	338	-	-	-	4,792	5,130
Net loss attributable to non- controlling stockholders	-	-	-	-	-	-	(3,002)	(3,002)
Balance, December 31, 2012	249,047	298	166,812	(839)	(107,617)	(62,534)	13,018	9,138

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
for the period ended September 30, 2013
(Unaudited)
(continued)

	Common Stock
	Shares 000s	Par Value A$000s	Additional Paid-In Capital A$000s	Retained (Deficit) Prior to Exploration Activities A$000s	Retained (Deficit) During Exploration Period A$000s	Retained (Deficit) During Development Period A$000s	Non-Controlling Interests A$000s	Stockholders’ Equity (Deficit) A$000s

Shares issued for cash	195,000	198	9,720	-	-	-	-	9,918
Net loss from operations	-	-	-	-	-	(7,510)	-	(7,510)
Net income from discontinued operations	-	-	-	-	-	7,248	-	7,248
Adjustment due to issue of shares by subsidiary	-	-	891	-	-	-	6,249	7,140
Adjustment for deconsolidation of subsidiary	-	-	-	-	-	-	(18,115)	(18,115)
Net loss attributable to non- controlling stockholders	-	-	-	-	-	-	(1,152)	(1,152)
Balance, September 30, 2013	444,047	496	177,423	(839)	(107,617)	(62,796)	-	6,667

The accompanying notes are integral part of the consolidated financial statements.

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)

	For the nine months ended September 30		January 5, 2001 (Inception) to September 30,
	2013 A$000s	2012 A$000s	2013 A$000s
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (Loss) attributable to Legend shareholders	(262)	(15,207)	(170,189)

Adjustments to reconcile net (loss) to net cash(used) by operating activities:
Foreign currency exchange loss	346	15	568
Unrealized (gain)/losses on marketable securities	19	-	(232)
Shares and Options issued for Stock Based Compensation
- Employees	-	36	12,816
- Consultants	-	-	778
- Exploration agreement	-	-	518
- Registration payment arrangements	-	-	1,265
Provision for reclamation and remediation	(19)	(18)	760
Gain/loss on sale of property and equipment	(30)	(77)	447
Writedown/writeoff of assets	963	3	1,565
Depreciation and amortization	363	557	5,473
Gain on disposal of subsidiary	(9,194)	-	(9,194)
Equity accounting loss	-	124	8,750
Impairment of equity investment	-	471	6,125
Impairment of other investment	-	-	719
Allowance for doubtful receivable	3,941	(1,781)	7,245
Interest receivable	(98)	(2)	(509)
Accrued interest added to principal	-	591	68
Net Change in:
Receivables	(1,112)	89	(3,481)
Prepayments and deposits	138	(1)	(1,432)
Inventories	32	-	(78)
Accrued financing cost	(6,441)	-	-
Accounts payable and accrued expenses	(1,217)	751	(1,772)
Net Cash (Used) by Operating Activities	(12,571)	(14,449)	(139,790)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of trading securities	-	-	3,205
Investment in trading securities	-	-	(1,284)
Investment in equity accounted investments	-	-	(18,759)
Acquisition of subsidiary	-	-	(327)
Investment in consolidated entity	-	(32)	(13,411)
Proceeds from sale of subsidiary	12,740	-	12,740
Purchase of property and equipment	(39)	(159)	(13,629)
Development costs	(120)	(1,086)	(2,987)
Proceeds from sale of property and equipment	4,736	135	5,217
Net Cash Provided/(Used) by Investing Activities	17,317	(1,142)	(29,235)

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances payable - affiliates	(5,465)	1,780	(6,292)
Repayment of convertible debenture	(10,459)	-	(10,589)
Repayment of shareholder advance	-	-	(1)
Repayment under finance leases	(84)	(207)	(1,346)
Proceeds from convertible debenture payable	-	10,000	10,130
Proceeds from loan	700	-	3,940
Repayment for long term debt	(2,541)	(238)	(3,122)
Shareholder advance	-	-	7
Net proceeds from issuance of stock	9,918	2,256	165,565
Cost of share issues	-	-	(7,126)
Net Cash (Used)/Provided by Financing Activities	(7,931)	13,591	151,166

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)
(continued)

	For the nine months ended September 30		January 5, 2001 (Inception) to September 30,
	2013 A$000s	2012 A$000s	2013A$000s
Discontinued Operations

Operating activities	1,946	176	424
Investing activities	-	-	(3,566)
Financing activities	-	3,238	19,216
Net Cash Provided by Discontinued Operations	1,946	3,414	16,074

Effect of exchange rate changes on cash	185	76	1,796

Net increase/(decrease) in cash	(1,054)	1,490	11

Cash at beginning of period	1,065	351	-

Cash at end of period	11	1,841	11

Supplemental Disclosures:
Cash paid for interest	1,446	180	1,949
Cash paid for income taxes	-	-	-
Shares and options issued for services	-	-	1,843
Accrued interest and stockholder advances charged to paid in capital	-	-	13
Stock issued for exploration agreement	-	-	518
Stock issued for registration payment arrangement	-	-	1,265
Equipment obtained through a capital lease	-	-	1,450
Capital lease obligation for exploration costs	-	-	4,189
Interest in relation to capital lease for exploration costs	-	-	42
Fair value of warrants in connection with issuance of capital stock	-	-	1,331

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

During the economic downturn of 2008, Legend also decided that part of the Company’s strategy should be to invest into undervalued mining projects should opportunities arise. This investment would not detract from Legend’s primary goal of developing the Phosphate Project and had the aim of diversifying interests to dilute the effect of identified potential project risks. This was seen as necessary by the Company due to the obviously volatile and unpredictable nature of the commodity markets at the time. Some of these investments include taking a major stake in Merlin Diamonds Ltd (MED) which controls the Merlin diamond mine and included MED’s 31.90% interest in Top End Minerals Ltd and an investment in Northern Capital Resources Corporation which indirectly controlled gold and zinc assets in Nova Scotia, Canada. These are outlined in further detail below.

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

The convertible note facility of A$10,000,000 to Paradise was repayable 12 months from the completion date of the agreement, subsequently extended to March 10, 2013. The notes bear interest at the nominal rate of 10% per annum (the actual amount of effective interest depends upon the event that triggers repayment). Funds received under the convertible note facility were used to progress the project, its development, production and ultimately the export of phosphate rock from the phosphate deposits. The notes were secured by a security interest in the phosphate assets and in the shares in Paradise. The note agreement calls for an adjustment to the repayment factor if Paradise did not complete the public offering as defined. Acorn agreed to extend the repayment date for 2 months under certain conditions including the finalization of a term sheet for an off-take agreement prior to March 10, 2013. Paradise entered into a term sheet with a third party and the repayment date was extended to May 10, 2013. On April 29, 2013, Paradise repaid the convertible note (see note 15 to the financial statements).

Since January 1, 2013, Legend has placed 195 million shares of common stock to third parties at a price of US$0.05 per share to raising US$9.75 million. On January 18, 2013, Legend announced that it had entered into an agreement with a third party to sell 24,000,000 ordinary shares (approximately 13.6%) in MED at a price of A$0.21 per share for a total consideration of A$5,040,000, and on March 12, 2013, it entered into two further contracts to sell a total of 35,000,000 ordinary shares (approximately 19.9%) in MED at a price of A$0.22 per share. Legend closed these transactions in March 2013 and as at September 30, 2013 holds a 0.28% interest in MED. The Company has announced a rights issue to all shareholders and if all shares of common stock under the rights issue are taken up, proceeds will be approximately US$22.2 million.

The Company has historically funded its activities from funds provided by capital raising through the issuance of its shares and from advances from affiliated entities. The Company has in place a planning and budgeting process to help determine the funds required to support the Company's operating requirements and its exploration and development plans. Based on this process and the amount of the Company's cash and other current assets as of September 30, 2013, management believes that the Company has sufficient operating liquidity to sustain its activities through 2013. However, as the Company has not yet commenced income producing activities, it will continue to seek opportunities to raise additional funds from capital raising efforts through the issuance of its shares, funding from affiliated entities as may be available, debt facilities and other financing arrangements until such time as the Company can commence revenue producing activities.

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

The financial statements presented herein have been prepared on a consolidated basis to include the accounts of Legend, its wholly owned subsidiaries Paradise Phosphate Limited, Teutonic Minerals Pty Ltd, Legend International Holdings Limited, Legend Diamonds Pty Ltd and Alexya Pty Ltd through September 30, 2013.  Following closing, on March 26, 2013 the Company lost its control in MED.  As a result, at March 26, 2013 Legend de-consolidated the operations of MED. All intercompany balances and transactions have been eliminated in consolidation.

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

The interim Consolidated Financial Statements furnished herein have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) applicable to interim financial information, the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

On July 18, 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU, an amendment to accounting for income taxes provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists. The objective in issuing this amendment is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP.  Under the amendment, an entity must present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward except under certain conditions. The amendment is effective for fiscal years beginning after Dec. 15, 2013, and interim periods within those years and should be applied to all unrecognized tax benefits that exist as of the effective date. The adoption of this standard is not expected to have an impact on our financial position, results of operations or cash flows.

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

		At September 30, 2013			At December 31, 2012
	Depreciable Life (in years)	Cost A$000s	Accumulated Depreciation A$000s	Net Book Value A$000s	Cost A$000s	Accumulated Depreciation A$000s	Net Book Value A$000s

Land		231	-	231	231	-	231
Buildings	40	1,323	(7)	1,316	10	(5)	5
Leasehold Improvements	1-2	125	(63)	62	182	(99)	83
Motor Vehicles	5	1,072	(803)	269	1,503	(914)	589
Equipment	1-10	1,038	(677)	361	4,115	(2,106)	2,009
Aircraft	5	-	-	-	4,240	(678)	3,562
Construction in Progress		1,147	-	1,147	1,131	-	1,131
		4,936	(1,550)	3,386	11,412	(3,802)	7,610

The depreciation expense for the nine months ended September 30, 2013 amounted to A$363,000 and for the nine months ended September 30, 2012 amounted to A$695,000 and accumulated depreciation on assets written off and/or disposed of for the nine months ended September 30, 2013 was A$1,020,000. Net book value of assets written off and/or disposed of for the nine months ended September 30, 2013 amounted to A$3,553,000.

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

During the nine months ended September 30, 2013, A$120,000 of Paradise South phosphate project costs incurred in the process of preparing the mineral deposit for extraction were capitalized and included in development costs.

5.	DEPOSITS

Deposits held by the Company as at September 30, 2013 and December 31, 2012 consist of:

	September 30, 2013 A$000s	December 31, 2012 A$000s

Term deposit as security for a Banker’s Undertaking	182	317
Cash deposits provided to Government Departments for the purpose of guaranteeing the Company’s performance in accordance with mining law	125	616
Other	156	152
	463	1,085

6.	STOCKHOLDERS EQUITY

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

A summary of option activity under the Plan as of September 30, 2013, and changes during the six months then ended is presented below:

Options	Shares 000s	Weighted-Average Exercise Price

Balance, December 31, 2012	21,900	$1.34
Granted	-	-
Exercised	-	-
Forfeited and expired	(813)	-
Balance, September 30, 2013	21,087	$1.35
Options exercisable at September 30, 2013	21,087	$1.35

At the time of an issue of options, management assess the forfeiture rate to be used for the issue based on historical experience and management’s view on the likelihood that the individual will continue employment to the end of the vesting period. The forfeiture rates historically have varied between 33.3% and 100%.

For the nine months ended September 30, 2013, stock-based compensation expense relating to stock options was A$nil. No income tax benefit was recognized in the nine months ended September 30, 2013 for stock-based compensation arrangements. As at September 30, 2013, there was A$nil of unrecognized compensation cost, before income taxes, related to unvested stock options.

	Options Outstanding			Options Exercisable
Exercise Price US$	Number Outstanding 000s	Weighted Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Number Exercisable 000s	Weighted Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price
$0.444	1,856	3.11		1,856	3.11
$1.000	12,331	4.02		12,331	4.02
$2.000	5,900	4.43		5,900	4.43
$3.480	1,000	4.78		1,000	4.78
	21,437	4.09	$1.35	21,437	4.09	$1.35

The aggregate intrinsic value of outstanding stock options at September 30, 2013 was A$nil and the aggregate intrinsic value of exercisable stock options was A$nil.

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

During the nine months ended September 30, 2012, AXIS charged the Company A$3,460,000 for management and administration services and A$1,803,000 for exploration and development services. The Company paid A$3,622,000 for 2012 charges and AXIS repaid A$140,000. At December 31, 2011, management considered the recoverability of the amount owed by AXIS and in accordance with the requirements of accounting standards provided a A$6,800,000 provision for doubtful receivable during the 4th quarter of 2011. For the nine months ended September 30, 2012, AXIS repaid A$1,781,000 and accordingly, the Company recorded an adjustment to the provision of A$1,781,000. For the nine months ended September 30, 2012, the Company charged did not charged AXIS interest. The amount owed by AXIS at September 30, 2012 under non-current assets – advances to affiliates was A$645,000.

During the nine months ended September 30, 2013, AXIS charged the Company A$1,998,000 for management and administration services and A$878,000 for exploration and development services. The Company paid A$8,810,000 for 2013 charges and funding advances. For the nine months ended September 30, 2013, AXIS repaid A$2,734,000 to the Company. The Company recorded an adjustment to the provision of A$(3,941,000). For the nine months ended September 30, 2013, the Company charged AXIS interest of A$96,000 at a rate of 9.34%. The amount owed by AXIS at September 30, 2013 under non-current assets – advances to affiliates was A$7,245,000, which has been fully provided for.

The Company holds a 0.28% interest in MED. During the nine months ended September 30, 2013 the Company charged MED A$75,000 for the sale of motor vehicles, A$2,551,000 for the milestone payment due under the Central Arnhem and Merlin Orbit Projects sale agreement dated December 4, 2009 and MED paid $2,000,000.  At September 30, 2013 the amount owed by MED to the Company under current assets – receivables is A$630,000.

During the 2011 year, Edinox Pty Ltd (“Edinox”), a company associated with Mr J I Gutnick, advanced the Company A$2,264,000. The Company has provided security in the form of properties owned by Legend for the advance. Under the terms of the agreement the advance was repayable on April 2, 2012 but has been extended to at call. At December 31, 2012 the amount owed by the Company to Edinox under current liabilities - advances from affiliates was A$2,264,000. For the nine months ended September 30, 2013, Edinox charged the Company interest of A$28,000 at a rate between 4.74% and 5.14%. As at September 30, 2013 the Company had repaid the total amount owing including accrued interest.

8.	ASSETS HELD FOR SALE

Assets held for sale represent fixed assets and intangible assets which have been acquired and that management intends to divest within the next 12 months at amounts equal or exceeding the asset carrying values at the respective balance sheet dates.

The Company accounts for its long-lived assets in accordance with ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”. ASC Topic 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of its assets, including property, plant and equipment and mineral rights, by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, the impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. ASC 360-10-35-44 has provision in relation to a re-classification of an asset held for sale to an asset held for use.

During the quarter ended September 30, 2013, the Company has decided not to sell the asset previously classified as held for sale, and has reclassified the asset as held and used, and use it as the collateral for the A$700,000 mortgage obtained (see note 16). The Company has measured the asset at its fair value at the date of the subsequent decision to sell, being the lower of its carrying amount before the asset was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the asset been continuously classified as held and used. Fair value of the asset was based on an assessments provided to the Company by industry experts.

9.	LEASE LIABILITY

The Company entered into capital finance lease agreements for motor vehicles. The leases are non-cancellable and require total monthly repayments of A$5,000 and expire at various dates from 2013 to 2016. Future minimum payments due for the remaining term of the leases as of September 30, 2013 are as follows:

A$000s

2013	16
2014	59
2015	14
2016	40
129
Less amounts representing interest	7
122

Current liability	66
Non-current liability	56
122

At September 30, 2013, the net book value of the motor vehicles under capital finance leases amounts to:	130

10.	OTHER INVESTMENTS

During December 2009, the Company invested A$2,784,000 in exchange for shares in a Fund that purchases shares in companies quoted on international stock exchanges. The fair value of the equity security is not readily determinable from published information. The Company accounts for these investments at cost and reviews the carrying amount for impairment at each balance sheet date. During 2011, the Company redeemed the investment and at December 31, 2011, had received A$1,695,000 (US$1,724,000) of the redeemed investment. At December 31, 2011 the Company assessed the current net asset value of the investment from information provided by the Fund Manager and determined that a provision for impairment was appropriate of A$719,000 (US$732,000). The Company considers the provision remains appropriate as at September 30, 2013.

11.	COMMITMENTS AND CONTINGENCIES

On March 25, 2013, the Indian Farmers Fertiliser Cooperative Limited (“IFFCO”) and its subsidiary, Kisan International Trading FZE (“Kisan”), commenced an arbitration proceeding against the Company before the Singapore International Arbitration Centre seeking damages for the Company’s alleged failure to enter into a long term rock off-take agreement (“ROTA”) with IFFCO for phosphate rock in accordance with the terms of the Share Options Agreement, dated as of July 14, 2008, between the Company and IFFCO. Under the Share Options Agreement, the Company and IFFCO had agreed to use their reasonable best efforts to negotiate and enter into the ROTA within 24 months following the execution of this Agreement, which time period was subsequently extended to July 14, 2012. On April 25, 2013, the Company submitted a response denying IFFCO’s claims on the basis that the Company had complied with its obligations under the Share Option Agreement. On May 6, 2013, IFFCO and Kisan filed a reply to the defense filed by Legend.  On October 23, 2013, IFFCO amended its claim to include misrepresentaction and fraud as grounds for the claim. The proceeding is at its earliest stages so it is difficult to determine the Company’s exposure, if any. In any event, the Company intends to vigorously defend this matter. No provision for losses has been recorded in connection with this litigation.

Operating Leases

The Company has entered into lease agreements for the rental of office premises and equipment which expire between 2013 and 2014. The lease agreements have a monthly payment as adjusted by the increase in the consumer price index in Australia annually, and the future commitment amounts to A$51,000.

A$000s
Future minimum lease payments under the Company’s non- cancellable operating leases are as follows:

2013	19
2014	32
51

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

A$000s
Not later than one year	721
Later than one year but not later than five years	1,781
Later than five years but not later than twenty one years	145
2,647

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC Topic 825 “Financial Instruments” requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The Company’s financial instruments include cash, receivables, other investments, advances due from affiliates, accounts payable and accrued expenses and mortgage. The carrying amounts of cash, receivables, accounts payable and accrued expenses and mortgage approximate their respective fair values due to the short term maturities of these instruments. The fair value of advances due   from affiliates are not practicable to estimate as no similar market exists for these instruments and as it does not have a specified date of repayment.

13.	INVESTMENTS/SUBSIDARIES

Consolidated Entities

Paradise Phosphate Limited (“Paradise”)

The Company holds 100% of the shares of Paradise which commenced operating during 2012. During 2012 Paradise issued 100,000,000 shares to Legend for all of Legend’s phosphate assets. The assets were transferred at their respective cost basis. Legend has paid an estimated tax liability of A$618,000 as a result of the transfer of the assets to Paradise. As a result of further reading of the tax legislation, the interim tax paid has been revised and the Company considers the amount fully refundable. Accordingly, the Company has recorded a receivable for this refund which is included under current assets – receivables.

The amount of other income of Paradise for the nine months ended September 30, 2013 and 2012 included in the Consolidated Statement of Comprehensive Loss amounts to A$27,000 and A$118,000 respectively, and the amount of loss is A$1,710,000 and A$7,401,000 respectively.

Alexya Pty Ltd (“Alexya”)

On October 22, 2010, the Company incorporated a wholly owned Australian subsidiary, Alexya to hold a certain asset and liability which has been consolidated in the accompanying consolidated financial statements. For the nine months ended September 30, 2013 and 2012, the amount of revenue of Alexya included in the Consolidated Statement of Comprehensive Loss is A$nil and A$nil respectively, and the amount of the loss is A$1,197,000 and A$727,000 respectively.

Other Subsidiaries

The Company also has the following wholly owned inactive subsidiaries:

●	Legend International Holdings Limited

●	Legend Diamonds Pty Ltd.

Equity Investments

Northern Capital Resources Corp (“NCRC”)

At September 30, 2013 and December 31, 2012 the Company’s holding in NCRC was 31.50%. At December 31, 2012 and September 30, 2013, the carrying value of the investment was A$nil. For the nine months ended September 30, 2013 and 2012, the Company recorded an equity loss in NCRC of A$nil and A$124,000 respectively. At September 30, 2013, the investment in the unconsolidated subsidiary is accounted for under the equity method.

The following table presents summary unaudited financial information for NCRC as of September 30, 2013 and September 30, 2012 and for the three months thus ended. Such summary financial information has been provided herein based upon the individual significance of this unconsolidated equity investment to the consolidated financial information of the Company:

	September 2013 A$000s	September 2012 A$000s

Current assets	494	884
Non- current assets	149	3,821
Total assets	643	4,705
Current liabilities	264	472
Non-current liabilities	-	946
Total liabilities	264	1,418
Total shareholders’ equity	379	3,287
Noncontrolling interest	-	(5,626)
Shareholder equity attributable to NCRC	379	(2,339)
Net profit/(loss)	(1,344)	(2,789)

The excess of the carrying value of this equity investment to the Company’s share of underlying equity in the net assets of the investee at September 30, 2013 approximates A$nil.

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

Following closing, on March 26, 2013 the Company no longer held a controlling interest in MED.  The sale of the 19.9% interest in MED resulted in the deconsolidation of MED and a gain in the amount of A$9,194,000 which represents (i) the A$12,740,000 cash proceeds from the sale and the A$102,000 fair value of the retained interest less (ii) the A$3,648,000 net liabilities of MED at the date of consolidation. The gain is included in the Consolidated Statements of Comprehensive Income under gain on disposal of discontinued operations. The investment in MED is now classified as a marketable security, and accordingly is presented at its fair market value. The fair value of the remaining investment in MED A$83,000 was at market value at September 30, 2013, based on quoted prices on the Australian Stock Exchange, and is classified as a Level 1 asset according to the fair value hierarchy.

Assets and liabilities at the date of deconsolidation and the comparative December 31, 2012 consisted of the following:

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

The Company’s interest in Merlin at September 30, 2013 is 0.28%.

15.	CONVERTIBLE NOTES

Effective as of February 7, 2012, the Company entered into a convertible note agreement via its wholly-owned subsidiary, Paradise, with two Australian investment funds, pursuant to which Paradise issued $7,500,000 in principal amount of notes due 12 months from the issue date (the “Notes”), which bear interest at a nominal rate of 10% per annum (the actual amount of effective interest depends upon the event that triggers repayment). It was the intention that if within 12 months of the completion date of the agreement, Paradise conducted a public offering of securities in Australia and those securities were listed on ASX, then the convertible notes would be converted into ordinary shares of Paradise at a conversion rate which was based on the pre-money value of Paradise at the time of the public offering of securities. The note agreement calls for an adjustment to the repayment factor if Paradise did not complete the public offering, as defined. On April 30, 2012, Paradise raised a further A$2,500,000 via an increase in the convertible note facility on the same terms and conditions set out for the A$7,500,000. The A$10,000,000 convertible note was due for repayment on March 10, 2013. Acorn agreed to extend the repayment date for 2 months under certain conditions including the finalisation of a term sheet for an off-take agreement prior to March 10, 2013. Paradise entered into a term sheet with a third party and the repayment date was extended to May 10, 2013.

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

During November 2010, the Company entered into a US$ denominated loan facility agreement with a third party lender, which provided for a US$3,200,000 credit facility with a term of five years. Interest on borrowings under the agreement were fixed at 6.70% per annum.

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

On August 14, 2013 the Company settled a mortgage with a third party mortgagee for the sum of A$700,000 which is repayable on August 14, 2014. Mr. JI Gutnick has guaranteed the mortgage. The interest rate is 13.95% per annum, reducible to 8.95% per annum if interest is paid within seven days of the due date. For the nine months ended September 30, 2013, the Company paid interest of A$14,000.

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

The Company is subject to taxation in both the USA and Australia.

At September 30, 2013, the net deferred tax asset consisted of the following:

	USA 2013 A$000s	Australia 2013 A$000s	Total 2013 A$000s
Deferred tax assets
Net operating loss carry-forward	5,120	6,635	11,755
Exploration expenditure	4,938	-	4,938
Less valuation allowance	(10,058)	(6,635)	(16,693)
Net deferred taxes	-	-	-

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

In February 2012, as a result of the transfer of the phosphate assets to Paradise, the Company has realized carrying-forward net operating losses and exploration expenditure. In addition the Company made an interim tax payment of A$618,000 resulting from the transaction. As a result of further reading of the tax legislation the interim tax paid has been revised and the Company considers the amount fully refundable.

As a result of the ownership change that occurred in November 2004 (see note 1), Internal Revenue Code Section 382 limits the use of available operating loss carryforwards for losses incurred prior to the ownership change.  Carry-forward net operating losses will be available to offset future taxable income. Total available net operating loss carryforwards in the United States, which are subject to limitations, amount to approximately A$14,629,000 at December 31, 2012 and expire in years 2024 through 2031. Net operating loss carryforwards in Australia do not have a definite expiration date and amounted to A$22,115,000.

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

The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar during the periods indicated:

9 months ended September 30, 2012                                                    A$1.00 = US$1.0379
9 months ended September 30, 2013                                                    A$1.00 = US$0.9317
9 months ended September 30, 2012                                                    A$1.00 = CDN$1.0209
9 months ended September 30, 2013                                                    A$1.00 = CDN$0.9602

GENERAL

At December 31, 2012, the Company’s holding in Merlin was 41.96%. On January 18, 2013 the Company announced that it has entered into an agreement to sell 24,000,000 ordinary shares being approximately 16.9% in MED at a price of 21 cents per share which amounts to A$5,040,000, and on March 12, 2013, it entered into two further contracts to sell a total of 35,000,000 ordinary shares being approximately 19.9% in MED at a price of A$0.22 per share. The shares were sold to an unaffiliated third party. Following closing, on March 26, 2013 the Company lost its control in Merlin.  As a result at March 26, 2013, Legend de-consolidated the operations of Merlin. The fair value of the remaining investment in Merlin was based on market value at September 30, 2013. See footnote 14 to the consolidated financial statements for further information.

As a result, the management discussion and analysis relates to the activities of the Company only and does not include a discussion of Merlin activities unless otherwise stated.

RESULTS OF OPERATION

Three Months Ended September 30, 2013 vs. Three Months Ended September 30, 2012.

The Company’s financial statements are prepared in Australian dollars (A$). A number of the costs, expenses and assets of the Company are incurred/held in US$ and the conversion of these costs to A$ means that the comparison of the three months ended September 30, 2013 to the three months ended September 30, 2012 does not always present a true comparison.

As an exploration company until February 2011 and a development stage company since then, we do not have an ongoing source of revenue. Our revenue stream is normally from interest received on cash in bank and adhoc tenement disposals and Australian Taxation Office refunds.

Other income increased from A$25,000 for the three months ended September 30, 2012 to A$99,000 for the three months ended September 30, 2013, which primarily represents interest income from related entity A$96,000 (2012: A$nil) and A$3,000 (2012: A$25,000) interest income on funds held in the bank.

Costs and expenses decreased from A$3,860,000 in the three months ended September 30, 2012 to A$1,288,000 in the three months ended September 30, 2013. The decrease in expenses is a net result of:

a)
a decrease in legal, accounting and professional expense from A$430,000 for the three months ended September 30, 2012 to A$124,000 for the three months ended September 30, 2013. For the three months ended September 30, 2012 we incurred A$400,000 for independent experts, attorneys, accountants and advisors for the initial public offering and listing on Australian Securities Exchange of Paradise (2013: A$nil). Accounting and audit fees for the three months ended September 30, 2013 were A$63,000 (2012: A$19,000) for professional services in relation to financial statements, the quarterly Form 10-Qs, Form 10-K, Form S-1, and annual reporting in Australia which increased due to the work on the de-consolidation of Merlin; taxation fees of A$2,000 (2012: A$nil) related to the Company and included in 2012 are costs incurred by its subsidiary for tax work;  and we incurred legal expenses of A$139,000 (2012: A$11,000) in regard to a  claim by IFFCO and general legal work.

b)
a decrease in exploration expenditure written off from A$1,005,000 in the three months ended September 30, 2012 to A$450,000 in the three months ended September 30, 2013. The exploration costs include drilling/geological/geophysical/mineral analysis contractors, contract field staff costs, travel costs, accommodation and tenement costs on properties where we have not estimated mineral reserves.  On our phosphate activities, costs which were capitalized and included in development costs decreased from A$200,000 for the three months ended September 30, 2012, to A$2,000 for the three months ended September 30, primarily due to lesser activity on the feasibility test work. For the three months ended September 30, 2013, there was a reduction in exploration and development activities compared to the three months ended September 30, 2012; as a result of the Company’s main focus of updating and completing the studies for the Paradise phosphate project being completed in 2012 and as a result of the reduction in activity of the phosphate business.

c)	a decrease in aircraft costs from A$267,000 in the three months ended September 30, 2012 to A$nil in the three months ended September 30, 2013 as we sold the aircraft early in fiscal 2013.

d)
a decrease in stock based compensation from A$11,000 in the three months ended September 30, 2012 to A$nil in the three months ended September 30, 2013. The Company has issued options under the 2006 Incentive Option Plan throughout 2006 to 2010. The decrease is a result of a majority of the options being fully vested in prior periods.

e)
an decrease in interest expense from A$352,000 for the three months ended September 30, 2012 to A$18,000 for the three months ended September 30, 2013 due to repayment in May 2013 of convertible notes, the advance from affiliate incurring interest and borrowings under a loan facility.

f)	a decrease in financing costs from A$57,000 for the three months ended September 30, 2012 to A$nil for the three months ended September 30, 2013 due to repayment in May 2013 of convertible notes.

g)
a decrease in administration expense from A$1,738,000 in the three months ended September 30, 2012 to A$696,000 in the three months ended September 30, 2013. During the three months ended September 30 2013, the corporate management and service fees charged to us by AXIS was A$186,000 (2012: A$276,000). AXIS charged us direct costs of A$371,000 (2012: A$656,000) for Directors’ fees, salaries and salary related matters incurred in behalf of the Company, which relates to our share of salaries paid to the President & Chief Executive Officer, Chief Financial Officer and Secretary, General Manager Business and other staff of AXIS who provide services to the Company, and for independent directors’ fees. The Company incurred A$(52,000) (2012: A$235,000) in direct salaries paid by Paradise for the CEO and Project Manager and other field staff. The Company paid insurance costs of A$32,000 (2012: A$71,000) a decrease as a result of an decrease in insurance premiums. The Company incurred A$27,000 (2012: A$58,000) for travel by Directors and officers, contractors and other AXIS staff who provide services to the Company on capital raising trips and trips to the field; A$1,000 (2012: A$1,000) in borrowing costs and bank fees; A$19,000 (2012: A$26,000) for motor vehicles costs; A$nil (2012: A$27,000) for public relations; A$39,000 for stock transfer agent services (2012: A$45,000) included the AGM costs for 2012 which have not yet been incurred in 2013); A$15,000 (2012: A$22,000) for office and computing consumables; A$33,000 (2012: A$32,000) for other contractors including external information, technology consultants; A$nil (2012: A$22,000) for staff support costs; A$3,000 (2012: A$165,000) for rent of offices in Melbourne, Mt Isa and an apartment in Melbourne; A$(3,000) (2012: A$7,000) for subscription to industry papers and services; A$2,000 (2012: A$59,000) for telecommunications support; A$12,000 (2012: A$33,000) for depreciation of non-field assets and minor equipment purchases; A$9,000 (2012: A$3,000) for Delaware franchise tax. For the three months ended September 30, 2013, there was a reduction of A$162,000 in rent of offices, A$57,000 in telephone and internet charges, A$90,000 in the corporate management and service fees charged to us by AXIS and A$572,000 in salaries and salary related matters incurred on behalf of the Company charged to us by AXIS and direct salaries paid by Paradise compared to the three months ended September 30, 2012; as a result of the Company’s main focus of updating and completing the studies for the Paradise phosphate project being completed in 2012 and as a  result of the reduction in activity of the phosphate business.

As a result of the foregoing, the loss from operations decreased from A$3,835,000 for the three months ended September 30, 2012 to A$1,189,000 for the three months ended September 30, 2013.

A decrease in the foreign currency exchange gain from A$10,000 for the three months ended September 30, 2012 to a foreign exchange loss of A$124,000 for the three months ended September 30, 2013 was recorded as a result of the movement in the Australian dollar versus the US dollar.

A milestone payment to the Company of A$2,551,000 under the Central Arnhem Land and Merlin Orbit Projects sale agreement dated December 4, 2009 was recorded, for which there is no equivalent for the three months ended September 30, 2012.

At December 31, 2012, management considered the recoverability of the amount owed by AXIS and in accordance with the requirements of accounting standards provided a provision for doubtful receivable. For the three months ended September 30, 2013 the Company recorded an adjustment to the provision of A$4,375,000 compared to A$22,000 for the three months ended September 30, 2012.

A net unrealized gain of A$20,000 (2012: A$nil) was incurred on revaluation of certain marketable securities, being the difference between the carrying and market value in the three months ended September 30, 2013.

A net realized gain of A$39,000 (2012: A$58,000) was recorded on sale of property and equipment, being the difference between cost and sale price, was incurred in the three months ended September 30, 2013.

The Company has written off/written down assets of A$3,000 for the three months ended September 30, 2013 compared to A$nil amount for the three months ended September 30, 2012.

The loss from continuing operations before income taxes was A$3,789,000 for the three months ended September 30, 2012 compared to A$3,081,000 for the three months ended September 30, 2013.

The Company has recorded benefit from income taxes of A$697,000 for the three months ended September 30, 2013 (2012: A$nil) as a result  of further reading of the tax legislation the interim tax paid on the transfer of the phosphate assets to a 100% owned subsidiary of Legend has been revised.

The equity losses in unconsolidated entities for the three months ended September 30, 2013 amounted to A$nil (2012: A$nil). The Company holds a 31.50% interest in Northern Capital Resources Corp (“NCRC”) and accounts for this investment using the equity method of accounting. The carrying value of NCRC at September 30, 2013 and September 30, 2012 was A$nil and accordingly, no equity loss has been recorded.

The net loss from continuing operations was A$2,384,000 for the three months ended September 30, 2013 compared to a net loss of A$3,789,000 for the three months ended September 30, 2012.

A net loss of A$nil was recorded on discontinued operations in the three months ended September 30, 2013 (2012: A$1,599,000).

The net loss attributable to Legend stockholders amounted to A$2,384,000 for the three months ended September 30, 2013 compared to a net loss of A$5,388,000 for the three months ended September 30, 2012.

Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012.

The Company’s financial statements are prepared in Australian dollars (A$). A number of the costs, expenses and assets of the Company are incurred/held in US$ and the conversion of these costs to A$ means that the comparison of the nine months ended September 30, 2013 to the nine months ended September 30, 2012 does not always present a true comparison.

As an exploration company until February 2011 and a development stage company since then, we do not have an ongoing source of revenue. Our revenue stream is normally from interest received on cash in bank and adhoc tenement disposals and Australian Taxation Office refunds.

Other income increased from A$105,000 for the nine months ended September 30, 2012 to A$137,000 for the nine months ended September 30, 2013, which primarily represents interest income from related entity A$96,000 (2012: A$nil) and A$41,000 (2012: A$105,000) interest income on funds held in the bank.

Costs and expenses decreased from A$12,493,000 in the nine months ended September 30, 2012 to A$5,688,000 in the nine months ended September 30, 2013. The decrease in expenses is a net result of:

a)
a decrease in legal, accounting and professional expense from A$1,704,000 for the nine months ended September 30, 2012 to A$395,000 for the nine months ended September 30, 2013. For the nine months ended September 30, 2012 we incurred A$1,556,000 for independent experts, attorneys, accountants and advisors for the initial public offering and listing on Australian Securities Exchange of Paradise (2013 A$nil). For the nine months ended September 30, 2013, accounting and audit fees were A$111,000 (2012: A$82,000) for professional services in relation to financial statements, the quarterly Form 10-Qs, Form 10-K, Form S-1 and annual reporting in Australia which increased due to the work on the de-consolidation of Merlin; taxation fees of A$25,000 (2012: A$64,000) related to the Company (included in 2012 are costs incurred by its subsidiary for tax work) and we incurred legal expenses of A$259,000 (2012: A$2,000) for legal work relating to a  claim by IFFCO and general legal work,

b)
a decrease in exploration expenditure written off from A$3,799,000 in the nine months ended September 30, 2012 to A$1,691,000 in the nine months ended September 30, 2013. The exploration costs include drilling/geological/geophysical/mineral analysis contractors, contract field staff costs, travel costs, accommodation and tenement costs on properties where we have not estimated mineral reserves.  On our phosphate activities, costs which were capitalized and included in development costs decreased from A$1,087,000 for the nine months ended September 30, 2012, to A$120,000 for the nine months ended September 30, 2013 primarily due to lesser activity on the feasibility test work. For the nine months ended September 30, 2013, there was a reduction in exploration and development activities compared to the nine months ended September 30, 2012; as a result of the Company’s main focus of updating and completing the studies for the Paradise phosphate project being completed in 2012 and as a result of the reduction in activity of the phosphate business.

c)	a decrease in aircraft costs from A$635,000 in the nine months ended September 30, 2012 to A$364,000 in the nine months ended September 30, 2013 as we sold the aircraft earlier in fiscal 2013.

d)
a decrease in stock based compensation from A$36,000 in the nine months ended September 30, 2012 to A$nil in the nine months ended September 30, 2013. The Company has issued options under the 2006 Incentive Option Plan throughout 2006 to 2010. The decrease is a result of a majority of the options being fully vested in prior periods.

e)
a decrease in interest expense from A$907,000 for the nine months ended September 30, 2012 to A$657,000 for the nine months ended September 30, 2013. In May 2013 repayment was finalized on the convertible notes, the advance from affiliate incurring interest and borrowings under a loan facility.

f)	a decrease in financing costs from A$666,000 for the nine months ended September 30, 2012 to A$170,000 for the nine months ended September 30, 2013 due to repayment in May 2013 of convertible notes.

g)
a decrease in administration expense from A$4,746,000 in the nine months ended September 30, 2012 to A$2,411,000 in the nine months ended September 30, 2013. During the nine months ended September 30 2013, the corporate management and service fees charged to us by AXIS was A$598,000 (2012: A$809,000). AXIS charged us direct costs of A$895,000 (2012: A$1,964,000) for Directors’ fees, salaries and salary related matters incurred in behalf of the Company, which relates to our share of salaries paid to the President & Chief Executive Officer, Chief Financial Officer and Secretary, General Manager Business and other staff of AXIS who provide services to the Company, and for independent directors’ fees. The Company incurred A$324,000 (2012: A$553,000) in direct salaries paid by Paradise for the CEO and Project Manager and other field staff. The Company paid insurance costs of A$122,000 (2012: A$131,000) a decrease as a result of an decrease in insurance premiums. The Company incurred A$95,000 (2012: A$97,000) for travel by Directors and officers, contractors and other AXIS staff who provide services to the Company on capital raising trips and trips to the field; A$5,000 (2012: A$6,000) in borrowing costs and bank fees; A$19,000 (2012 A$80,000) for motor vehicles costs; A$nil (2012: A$28,000) for public relations; A$60,000 for stock transfer agent services (2012: A$107,000 included the AGM costs for 2012 which have not yet been incurred in 2013); A$39,000 (2012: A$69,000) for office and computing consumables; A$55,000 (2012: A$38,000) for other contractors including external information, technology consultants; A$9,000 (2012: A$78,000) for staff support costs; A$30,000 (2012: A$476,000) for rent of offices in Melbourne, Mt Isa, and an apartment in Melbourne; A$2,000 (2012: A$23,000) for subscription to industry papers and services; A$35,000 (2012: A$171,000) for telecommunications support; A$36,000 (2012: A$97,000) for depreciation of non-field assets and minor equipment purchases; A$38,000 (2012: A$9,000) for Delaware franchise tax; and A$nil (2012: A$10,000) in donations to local community groups. For the nine months ended September 30, 2013, there was a reduction of A$446,000 in rent of offices, A$136,000 in telephone and internet charges, A$211,000 in the corporate management and service fees charged to us by AXIS and A$1,298,000 in salaries and salary related matters incurred on behalf of the Company charged to us by AXIS and direct salaries paid by Paradise from  the nine months ended September 30, 2012 as a result of the Company’s main focus of updating and completing the studies for the Paradise phosphate project being completed in 2012 and as a  result of the reduction in activity of the phosphate business due to funding constraints.

As a result of the foregoing, the loss from operations decreased from A$12,388,000 for the nine months ended September 30, 2012 to A$5,551,000 for the nine months ended September 30, 2013.

An increase in the foreign currency exchange loss from A$15,000 for the nine months ended September 30, 2012 to a foreign exchange loss of A$346,000 for the nine months ended September 30, 2013 was recorded as a result of the movement in the Australian dollar versus the US dollar.

A milestone payment to the Company of A$2,551,000 under the Central Arnhem Land and Merlin Orbit Projects sale agreement dated December 4, 2009 was recorded, for which there is no equivalent for the nine months ended September 30, 2012.

An impairment of equity investments was recorded of A$nil (2012: $471,000) as the Company has assessed the current net asset value of the investment from the information available and determined that the prior year provision for impairment was adequate.

At December 31, 2012, management considered the recoverability of the amount owed by AXIS and in accordance with the requirements of accounting standards provided a provision for doubtful receivable. For the nine months ended September 30, 2013 the Company recorded an adjustment to the provision of A$(3,941,000) compared to A$1,781,000 for the nine months ended September 30, 2012.

A net unrealized loss of A$19,000 (2012: A$nil) was incurred on revaluation of certain marketable securities, being the difference between the carrying and market value in the nine months ended September 30,2013.

A net realised gain of A$30,000 (2012: A$77,000) was recorded on sale of property and equipment, being the difference between cost and sale price, was incurred in the nine months ended September 30, 2013.

The Company has written off/written down assets of A$963,000 (2012: A$3,000) for the nine months ended September 30, 2013.

The loss from continuing operations before income taxes was A$11,019,000 for the nine months ended September 30, 2012 compared to A$8,239,000 for the nine months ended September 30, 2013.

The Company has recorded benefit from income taxes of A$729,000 for the nine months ended September 30, 2013 (2012: provision A$650) as a result  of further reading of the tax legislation the interim tax paid on the transfer of the phosphate assets to a 100% owned subsidiary of Legend has been revised.

The equity losses in unconsolidated entities for the nine months ended September 30, 2013 amounted to A$nil (2012: A$124,000). The Company holds a 31.50% interest in Northern Capital Resources Corp (“NCRC”) and accounts for this investment using the equity method of accounting.

The net loss from continuing operations was A$7,510,000 for the nine months ended September 30, 2013 compared to a net loss of A$11,793,000 for the nine months ended September 30, 2012.

Net income of A$7,248,000 (2012: loss A$3,414,000) was recorded on discontinued operations in the nine months ended September 30, 2013.

The net loss attributable to Legend stockholders amounted to A$262,000 for the nine months ended September 30, 2013 compared to a net loss of A$15,207,000 for the nine months ended September 30, 2012.

Liquidity and Capital Resources

For the nine months ended September 30, 2013, net cash used in operating activities was A$12,571,000 (2012: A$14,449,000) primarily consisting of the net loss attributable to Legend shareholders of A$262,000 (2012: A$15,207,000), adjusted for non-cash items being depreciation and amortization of A$363,000 (2012: A$557,000), gain on sale of property and equipment A$30,000 (2012: A$77,000); write-down of assets of A$963,000 (2012: A$3,000); gain on disposal of subsidiary A$9,194,000 (2012: A$nil); allowance for doubtful receivable of A$3,941,000 (2012: decrease A$1,781,000); increase in accounts receivable of A$1,112,000 (2012: decrease A$89,000); decrease in prepayments and deposits of A$138,000 (2012: increase A$1,000); decrease in inventories of A$32,000 (2012: A$nil), decrease in accrued financing cost of A$6,441,000 (2012: A$nil) and a decrease in accounts payable and accrued expenses of A$1,217,000 (2012: increase A$751,000).

Net cash provided/(used) by investing activities was A$17,317,000 (2012: used by A$1,142,000) which consisted of the proceeds from sale of 59,000,000 shares in MED for A$12,740,000 (2012: A$nil), proceeds from sale of plant and equipment A$4,736,000 (2012: A$135,000); offset by purchase of plant and equipment A$39,000 (2012: A$159,000) and additions to mine development of A$120,000 (2012: A$1,086,000).

Net cash (used)/provided by financing activities was A$(7,931,000) (2012: A$13,591,000) being the private placement of 195,000,000 shares for net proceeds of A$9,918,000 (2012: A$2,256,000), offset by repayments under finance leases of A$84,000 (2012: A$207,000), proceeds from loan of A$700,000 (2012 A$nil); advances to affiliates of A$5,465,000 (2012: advance by A$1,780,000), repayment of long term debt of A$2,541,000 (2012: $238,000); and repayment of convertible debenture A$10,459,000 (2012: A$nil) for which proceeds were received in fiscal 2012 of A$10,000,000.

Net cash provided by discontinued operations was A$1,946,000 (2012: A$3,414,000)

As at September 30, 2013, the Company had A$11,000 in cash.

We plan to continue our exploration and development program throughout 2013 and the Company has an obligation to incur expenditure on other commodity projects of A$400,000. Our budget for general administration costs for 2013 is A$2,200,000, Paradise’s budget for phosphate projects is A$1,400,000, and general and administration costs for 2013 is A$2,300,000. At September 30, 2013, the Company had a receivable from AXIS amounting to A$2,870,000 which has been fully provided for. Legend is substantially dependent upon AXIS for our senior management, financial and accounting, corporate legal, geological and other corporate headquarters functions. For example, each of our officers is employed by AXIS. AXIS provides us with office facilities, administrative personnel and services, management and geological staff and services. Legend has continued to provide funds in advance of services to be rendered by AXIS as Legend has no capabilities to undertake the services in its own right nor has it the infrastructure itself.

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

The convertible note facility of A$10 million to Paradise was repayable 12 months from the completion date of the agreement, subsequently extended to March 10, 2013. The notes bore interest at the nominal rate of 10% per annum (the actual amount of effective interest depends upon the event that triggers repayment). Funds received under the convertible note facility were used to progress the project, its development, production and ultimately the export of phosphate rock from the phosphate deposits. The notes were secured by a security interest in the phosphate assets and in the shares in Paradise. The note agreement called for an adjustment to the repayment factor if Paradise did not complete the public offering as defined. Acorn agreed to extend the repayment date for 2 months under certain conditions including the finalization of a term sheet for an off-take agreement prior to March 10, 2013. Paradise has entered into a term sheet with a third party and the repayment date was extended to May 10, 2013. On April 29, 2013, Paradise repaid the convertible note (see note 15 to the financial statements).

Since January 1, 2013, Legend has placed 195 million shares of common stock to third parties at a price of US$0.05 per share to raising US$9.75 million. On January 18, 2013, Legend announced that it had entered into an agreement with a third party to sell 24,000,000 ordinary shares (approximately 13.6%) in MED at a price of A$0.21 per share for a total consideration of A$5,040,000, and on March 12, 2013, it entered into two further contracts to sell a total of 35,000,000 ordinary shares (approximately 19.9%) in MED at a price of A$0.22 per share. Legend closed these transactions in March 2013 and as at September 30, 2013 holds a 0.28% interest in MED. During the September 2013 quarter, Legend has received of A$2,000,000 from the milestone payment under the Central Arnhem Land and Merlin Orbit Projects sale agreement dated December 4, 2009 and has drawndown a third party mortgage of A$700,000.

The Company has announced a rights issue to all shareholders and if all shares of common stock under the rights issue are taken up, proceeds will be approximately US$22.2 million.

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

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of September 30, 2013, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

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

101
The following materials from the Legend International Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL):  (i) the Consolidated Statements of Comprehensive Loss, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

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

Dated: November 13, 2013

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

101
The following materials from the Legend International Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL):  (i) the Consolidated Statements of Comprehensive Loss, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

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