Form 10-K/A
period 2012-12-31
LEGEND INTERNATIONAL HOLDINGS INC
filed 2013-12-20
CIK 1132143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K/A
(Amendment No. 1)

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
☐ Yes    ☐ No

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

EXPLANATORY NOTE

We are filing this Amendment to our Form 10-K for the fiscal year ended December 31, 2012 in response to a comment letter from the staff of the Securities and Exchange Commission.  In response to the staff’s comments, we have amended certain disclosures in Item 1 (Business) to revise and expand the disclosure concerning the Company’s reserve estimates in accordance with SEC Guide 7; in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) to disclose additional information concerning the Company’s agreement with AXIS and in Item 13 (Certain Relationships and Related Transactions and Director Independence) to provide additional information concerning the Company’s relationship with AXIS.

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

1
These Ore Reserves are estimated based upon information compiled under the guidance of Mr. Dean Basile MAusIMM (Mining One Pty Ltd) who is a competent person as defined in the 2004 Edition of the Australasian Code for Reporting of Exploration Results, Mineral Resources and Ore Reserves. The Reserves were estimated at an effective “mine gate” commodity price of US$90 per concentrate tonne (US$155 F.O.B Townsville), with P2O5 >30%, Fe2O3<3% and MgO<1%. The commodity price was derived from the previous three years historical averages as reported by CRU Strategies Ltd. The financial model associated with this Ore Reserve estimate assumes 100% equity financing (0% debt financing) for the estimated project capital requirement.

2	Ore reserves are defined here as the phosphorite ore material for the beneficiation plant. It is “as-mined” material and is before screening and processing in the proposed flotation beneficiation plant to be located at Paradise South. All ore reserves are in areas that are fully accessible for mining; free of surface or subsurface encumbrance, legal setbacks, environmental reserves and other legal restrictions that preclude permittable access for mining; believed by us to be permittable within approximately one to two years ; and meet specified minimum physical, economic and chemical criteria related to current mining and production practices of the industry.

3	Mineral reserves are defined here as the recoverable rock concentrate post screening and processing of the ore through the proposed flotation beneficiation plant to be located at Paradise South. This material is therefore a subset of the ore reserves and cannot be aggregated with the ore reserves. These reserves are in areas that are fully accessible for mining; free of surface or subsurface encumbrance, legal setbacks, environmental reserves and other legal restrictions that preclude permittable access for mining; believed by us to be permittable within approximately one to two years ; and meet specified minimum physical, economic and chemical criteria related to current mining and production practices of the industry.

Tenements under application for Paradise South project. * ML90210 will not be transferred to Paradise

Lease	Lease Status	Purpose	Application Date	Acres
ML90197	Application	Mining Paradise South	23-Nov-09	5,619
ML90210*	Application	Road Access	3-Dec-10	450
ML90221	Application	Tailings/Settling Dam	1-Jul-11	528
ML90222	Application	Water Supply	1-Jul-11	1,643
ML90223	Application	Power Lines/Aerials	29-Jul-11	475
ML90224	Application	Power Lines/Aerials	29-Jul-11	126
ML90225	Application	Power Lines/Aerials	29-Jul-11	24
ML90226	Application	Power Lines/Aerials	29-Jul-11	554
ML90227	Application	Slurry Pipeline	29-Jul-11	496

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

Project Schedule Update

The Paradise South Project is currently at an advanced stage in regards to permitting with the Mining Lease expected to be granted by mid-2014. The key Environmental Impact Statement has been approved by the DEHP and the full Environmental Authority is expected to be granted upon resolution of one outstanding objection from a local member of the public. The objection concerns the supply of water for the mining and beneficiation operation on MLA 90197. This objection will be heard by the Land Court of Queensland which, following hearing of the objection, will make a recommendation to the relevant Minister who will ultimately determine whether to grant the Environmental Authority and if so, on what conditions.  The Minister is not bound to accept the recommendation of the Land Court of Queensland. Given the rigorous process undertaken so far in preparing the Environmental Impact Statement, Environmental Management Plan and their review by the Department of Environment and Heritage Protection which resulted in the Department recommending the issue of an Environmental Authority on the stated conditions, Legend considers that it is unlikely that the Minister will refuse to issue the Environmental Authority.  The objection is limited to the issue of the water supply and would not affect other aspects of the project.  At its highest, Legend reasonably expect that the objection would only result in some additional conditions for the issue of one of the Mining Leases, but considers it more likely that the objection will not result in any adverse finding against the draft Environmental Authority approved by the Department.

Other outstanding items in regard to fulfilling all requirements needed prior to grant of all Mining Leases are:

●
Resolution of objections by the Land Court of Queensland made by two parties on four of the Infrastructure Mining Lease Applications (one of which has been resolved and which will be withdrawn by September 2013).  The remaining objection is the subject of advanced negotiations for resolution and has reasonable prospects of being resolved without a hearing by the Court;

●	Settling an Access Agreement with the underlying landholder of the proposed Access Road into MLA90197 which is reasonably expected to be finalised by September 2013;

●
Settling Compensation Agreements with three parties affected by the Infrastructure Mining Lease Applications  one of whom has already signed an agreement.  No consent from these parties is required and if agreement can not be reached, the compensation will be heard and determined by the Land Court of Queensland.

The timeframe of settling the above items is partially dependant upon the progress of matters in the Land Court and the willingness of other parties to come to agreement.  However the Company reasonably believes that all outstanding matters will be resolved over the next 9 months with grant of the Mining Lease Applications potentially by mid-2014.

The Paradise South Project development schedule is subject to obtaining finance and completing the detailed engineering packages outlined above for construction of the beneficiation plant, power, water and tailings dam infrastructure. Other tender packages will also need to be obtained and evaluated for mine operations and camp construction.

Key contracts will need to be executed for phosphate rock off-take and supply and these discussions are continuing with Ballance Agri-Nutrients Ltd of New Zealand.

The Paradise South Project has significant capital requirements and achieving this financing will be the main potential impediment to achieving the project schedule. If finance can be obtained and the final permitting is achieved by mid-2014, construction could commence and be completed within 18 – 24 months. This would allow production to commence in 2017 for the Paradise South Project.

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

We are one of nine affiliated companies. Each of the companies has some common Directors, officers and shareholders. In addition, each of the companies is substantially dependent upon AXIS for its senior management and certain mining and exploration staff.  A number of arrangements and transactions have been entered into from time to time between such companies. Currently, there are no material arrangements or planned transactions between the Company and any of the other affiliated companies other than AXIS.  However, it is possible we may enter into such transactions in the future which could present conflicts of interest. In addition, there may be conflicts among the Company and the other companies that AXIS provides services to with respect to access to executive and administrative personnel and other resources.

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

The Company has made advances to AXIS in connection with the ongoing business relationship between the two parties, which have been disclosed in the Company’s SEC reports and which bear interest at market rates, but which are not specifically provided for in the AXIS Services Agreement. In order to service its clients, AXIS is required to make ongoing expenditures for payroll, facilities and equipment that may exceed the amount of its cash receipts during particular periods, depending on the amount of services provided to its clients and the amount of fees received from such clients during these periods.  Historically, the shortfall in its cash receipts has been covered by cash advances from a number of the companies which receive services from AXIS, including the Company. The purpose of such advances is to assist AXIS in meeting its ongoing cash flow requirements in order to assure that AXIS has the necessary resources to provide services to the Company on an as needed basis.  Although the Company has not suffered any financial losses to date on account of such advances, the parties are in discussions in relation to AXIS providing security to the Company for the amount outstanding and such discussions are anticipated to be concluded by the end of fiscal 2013. However no agreement has been reached to-date. Two of the Company’s directors (Mr Gutnick and Dr Tyrwhitt) are also directors of AXIS and Mr Lee is Chief Financial Officer & Company Secretary of AXIS and owe fiduciary obligations to both parties. It is the intention of the Boards of Directors of AXIS and the Company that this issue be resolved in a manner that is fair to all parties and equitable to the shareholders of each, but there are are no agreements or understandings addressing the priority or dispensation of fiduciary duties” with respect to the discussions to resolve the amount outstanding owed by AXIS or any other conflict of interest with AXIS or other affiliates. See Item 13 “Certain Relationships and Related Transactions, and Director Independence.”

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

In December 2004, the Company entered into an agreement with AXIS Consultants Pty Ltd to provide geological, management and administration services to the Company.  AXIS has some  common management and is incorporated in Australia. AXIS is paid by each company it manages for the costs incurred by it in carrying out the administration function for each such company. Pursuant to the Service Agreement, AXIS performs such functions as payroll, maintaining employee records required by law and by usual accounting procedures, providing insurance, legal, human resources, company secretarial, land management, certain exploration and mining support, financial, accounting advice and services. AXIS procures items of equipment necessary in the conduct of the business of the Company. AXIS also provides for the Company various services, including but not limited to the making available of office supplies, office facilities and any other services as may be required from time to time by the Company as and when requested by the Company. We are required to reimburse AXIS for any direct costs incurred by AXIS for the Company.  In addition, we are required to pay a proportion of AXIS’s overhead cost based on AXIS’s management estimate of our utilization of the facilities and activities of AXIS plus a service fee of not more than 15% of the direct and overhead costs. Amounts invoiced by AXIS are required to be paid by us.  Under the agreement, we are not permitted to obtain from sources other than AXIS, and we are not permitted to perform or provide ourselves, the services contemplated by the Service Agreement, unless we first requests AXIS to provide the service and AXIS fails to provide the service within one month. As our arrangements with AXIS have evolved, the arrangements have changed, which have verbally been agreed to by AXIS, as a result of the requirements of certain suppliers to be able to deal direct with us. In these cases, AXIS do not charge us a management or service fee in respect to these arrangements with suppliers who deal with us direct. The types of services that are provided directly to us include audit and tax services, legal services, stock transfer services, drilling services, leases of some offices, finance leases, mineral leases that are required by law to be in our name, certain insurance products where we are required to be named, financing facilities in our name, Delaware franchise tax, the IPO and listing costs of Paradise. Further, at the time, the key advisors to the Paradise IPO and listing on ASX required AXIS to transfer certain phosphate staff to Paradise as part of those arrangements.

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

As set out in Management’s Discussion and Analysis of Financial Condition and Results of Operation – Plan of Operation, the Company is managed by AXIS. Certain costs and expenses are incurred by the Company and certain costs and expenses are incurred by AXIS on behalf of the Company and billed to the Company by AXIS. The total amount of expenses billed to the Company by AXIS in fiscal 2012 was A$9,225,000 (2011: A$13,167,000). The discussion in the next paragraphs relates to costs and expenses of the Company, incurred by both the Company; and by AXIS that are billed to the Company.

Costs and expenses increased during the year from A$26,538,000 for the year ended December 31, 2011 to A$27,029,000 (US$28,036,000) for the year ended December 31, 2012.

The main components of costs and expenses are as follows:-

(i)
a decrease in exploration expenditure written off from A$15,033,000 in 2011 to A$7,566,000 (US$7,849,000) in 2012. Our accounting policy is to expense all exploration costs (including costs associated with the acquisition of tenement interests) as incurred. The exploration costs include drilling/geological/geophysical/ mineral analysis contractors, salaries for contract field staff, travel costs, accommodation and tenement costs on properties where we have not estimated mineral reserves. On our phosphate activities, we continued to advance the current feasibility test work. During 2012, A$1,185,000 (US$1,229,000) (2011: A$1,682,000 of costs which were incurred on the Paradise South phosphate project in preparing the mineral deposit for extraction were capitalised and included in development costs. In relation to our diamond activities, included within exploration expenditure for 2012 was A$2,938,000 (US$3,047,000) for further studies confirming the scale and viability of the Merlin diamond project and surrounding areas; and costs of the plant and camp which was offset by the proceeds from the sale of a parcel of rough diamonds from pre-production trials of A$1,729,000 (US$1,793,000) (2011: A$nil). During 2011 in relation to our diamond activities, the studies confirming the scale and viability of the Merlin project and  surrounding area and costs of the plant and camp included within exploration expenditure was A$4,384,000. Included within the exploration expenditure of A$7,566,000 (2011: A$15,033,000) is an amount of A$3,023,000 (2011: A$7,228,000) billed to us by AXIS.

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

(vii)
an increase in administrative costs from A$8,084,000 in 2011 to A$7,987,000 (US$8,284,000) in 2012. During 2012, the corporate management and service fees charged to us by AXIS was A$1,045,000 (US$1,084,000). AXIS charged us A$3,771,000 (US$3,912,000) for Directors’ fees, salaries and salary related matters incurred in behalf of the Company, which relates to our share of salaries paid to the President & Chief Executive Officer, Chief Financial Officer and Secretary, Executive General Manager, General Manager Business, Project Manager and other staff of AXIS who provide services to the Company, and for independent directors’ fees. The Company Incurred A$1,046,000 (US$1,084,000) in direct salaries paid by Paradise and MED. The Company paid insurance costs of A$157,000 (US$162,000) for 2012. The Company incurred A$197,000 (US$204,000) for travel by Directors and officers, contractors and other AXIS staff who provide services to the Company on capital raising trips and trips to the field; A$12,000 (US$13,000) in borrowing costs and bank fees; A$111,000 (US$115,000) for motor vehicles costs; A$30,000 (US$31,000) for public relations; A$181,000 (US$187,000) for stock transfer agent services; A$118,000 (US$122,000) for office and computing consumables; A$51,000 (US$53,000) for other contractors including external information technology consultants; A$111,000 (US$115,000) for staff support costs; A$593,000 (US$615,000) for rent of offices in Melbourne, Mt Isa, Perth and New York and an apartment in Melbourne, an increase from 2011 of A$310,000 due to change in office premises in Perth and New York; A$53,000 (US$55,000) for subscription to industry papers and services; A$236,000 (US$245,000) for telecommunications support; A$129,000 (US$134,000) for depreciation of non-field assets and minor equipment purchases; A$11,000 (US$12,000) for Delaware franchise tax; and A$17,000 (US$18,000) in donations to local community groups. In 2012, there was a reduction of A$685,000 in public relations, investor relations and travel costs from 2011 as a result of the Company’s main focus being updating and completing the studies for the Paradise phosphate and Merlin diamond projects. During 2011, the corporate management and service fees charged to us by AXIS was A$1,137,000 AXIS charged us A$3,619,000 for Directors’ fees, salaries and salary related matters incurred in behalf of the Company, which relates to our share of salaries paid to the President & Chief Executive Officer, Chief Financial Officer and Secretary, Executive General Manager, General Manager Business, Project Manager and other staff of AXIS who provide services to the Company, and A$312,000 for independent directors’ fees. The Company paid insurance costs of A$214,000 for 2011. The Company incurred A$672,000 for travel by Directors and officers, contractors, and other AXIS staff who provide services to the Company on capital raising trips, trips to the field; A$193,000 for investor relations consultants; A$21,000 in borrowing costs and bank fees; A$120,000 for motor vehicles costs; A$47,000 for public relations; A$135,000 for stock transfer agent services; A$138,000 for office and computing consumables; A$147,000 for other contractors including external information technology consultants; A$142,000 for staff support costs; A$283,000 for rent of offices in Melbourne, Mt Isa, Perth and New York and an apartment in Melbourne; A$240,000 for subscription to industry papers and services; A$48,000 for telecommunications support; A$241,000 for depreciation of non-field assets and minor equipment purchases; A$279,000 for employee stock-based compensation; and A$28,000 for Delaware franchise tax; and A$67,000 in donations to local community groups. Included within administration expenses of A$7,967,000 (2011: A$8,804,000) is an amount of A$6,202,000 (2011: A$5,939,000) billed to us by AXIS.

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

In December 2004, the Company entered into an agreement with AXIS Consultants Pty Ltd to provide geological, management and administration services to the Company.  AXIS has some  common management and is incorporated in Australia. Two of the Company’s directors (Mr Gutnick and Dr Tyrwhitt) are also directors of AXIS and Mr Lee is Chief Financial Officer & Company Secretary of AXIS and owe fiduciary obligations to both parties. AXIS’ principal business is to provide geological, management and administration services to companies. We are one of nine companies that AXIS provides services to, namely, Legend, Quantum Resources Limited, Merlin Diamonds Ltd, Top End Minerals Ltd, Northern Capital Resources Corp, Golden River Resources Corp, Great Central Resources Corp., Aurum Inc,  and Consolidated Gems Inc..  Each of the companies has some common Directors, officers and shareholders. In addition, each of the companies is substantially dependent upon AXIS for its senior management and certain mining and exploration staff.  A number of arrangements and transactions have been entered into from time to time between such companies.  It has been the intention of the companies and respective Boards of Directors that each of such arrangements or transactions should accommodate the respective interest of the relevant companies in a manner which is fair to all parties and equitable to the shareholders of each. Currently, there are no material arrangements or planned transactions between the Company and any of the other companies other than AXIS.

Legend holds a 9.09% interest in AXIS at a cost of A$1 and which is accounted for under the cost method and any profits generated by AXIS are returned to its shareholders in the form of dividends. The majority shareholder (72.73%) of AXIS is a third party independent of Legend Directors and management (J I Gutnick and his family or any of their private companies do not hold any shares in AXIS).

AXIS is paid by each company it manages for the costs incurred by it in carrying out the administration function for each such company. Pursuant to the Service Agreement, AXIS performs such functions as payroll, maintaining employee records required by law and by usual accounting procedures, providing insurance, human resources, company secretarial, land management, certain exploration and mining support in the form of providing project managers, exploration managers, environmental officers, geologists, field assistants, safety personnel; financial, accounting advice and services. AXIS also provides for the Company various services, including but not limited to the making available of office supplies, office facilities and any other services as may be required from time to time by the Company as and when requested by the Company.

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

The arrangement with AXIS has changed since it was originally entered into as the relationship has evolved as a result of the requirements of certain suppliers to be able to deal directly with us. In these cases, AXIS do not charge us a management or service fee in respect to these arrangements with suppliers who deal with us direct. The types of services that are provided directly to us include audit and tax services, legal services, stock transfer services, drilling services, assay laboratory services,  environmental assessments, water quality assessments, leases of some offices, finance leases, mineral leases that are required by law to be in our name, certain insurance products where we are required to be named, financing facilities in our name, Delaware franchise tax, the IPO and listing costs of Paradise. Further, at the time, the key advisors to the Paradise IPO and listing on ASX required AXIS to transfer certain phosphate staff to Paradise as part of those arrangements.

In accordance with the Service Agreement AXIS provides the Company with the services of our Chief Executive Officer, Chief Financial Officer, geologists and clerical employees, as well as office facilities, equipment, administrative and clerical services. We pay AXIS for the actual costs of such facilities plus a maximum service fee of 15%.

During the 2011 year, AXIS charged the Company A$5,939,000 in management fees including salaries incurred in relation to AXIS staff that provided services to the Company, A$7,228,000 for exploration services provided to the Company, interest of A$136,000, and provided advances of A$17,697,000. AXIS charged interest at a rate of 11.19% for 2011. The amount due from AXIS at December 31, 2011 was A$7,484,000 (September 2011: A$6,740,000). At December 31, 2011, management considered the recoverability of the amount owed by AXIS and, in accordance with the requirements of accounting standards, has provided a provision for doubtful receivable of $6,839,000. The net amount of A$645,000 is included under non-current assets – advances to affiliates

During 2012, AXIS charged the Company A$6,202,000 (US$6,433,000) for management and administration services and A$3,023,000 (US$3,136,000) for exploration services. The Company paid A$7,728,000 (US$8,016,000) for 2012 charges and funding advances. For 2012 AXIS repaid A$915,000 (US$949,000) to the Company and accordingly, the Company recorded an adjustment to the provision of A$2,340,000 (US$2,427,000). For 2012, the Company charged AXIS interest of A$72,000 (US$75,000) at a rate between 9.84% and 10.24%. The net amount  owed by AXIS at December 31, 2012 of A$645,000 (US$669,000) is included under current and non-current assets – receivables affiliates. The Company has made advances to AXIS in connection with the ongoing business relationship between the two parties, which have been disclosed in the Company’s SEC reports and which bear interest at market rates, but which are not specifically provided for in the AXIS Services Agreement.  In order to service its clients, AXIS is required to make ongoing expenditures for payroll, facilities and equipment that may exceed the amount of its cash receipts during particular periods, depending on the amount of services provided to its clients and the amount of fees received from such clients during these periods.  Historically, the shortfall in its cash receipts has been covered by cash advances from a number of the companies, which receive services from AXIS, including the Company.  The purpose of such advances is to assist AXIS in meeting its ongoing cash flow requirements in order to assure that AXIS has the necessary resources to provide services to the Company on an as needed basis.  Although the Company has not suffered any financial losses to date on account of such advances, the parties are in discussions in relation to AXIS providing security to the Company for the amount outstanding and such discussions are anticipated to be concluded by the end of fiscal 2013..  However no agreement has been reached to-date. Two of the Company’s directors (Mr Gutnick and Dr Tyrwhitt) are also directors of AXIS and Mr Lee is Chief Financial Officer & Company Secretary of AXIS and owe fiduciary obligations to both parties. It is the intention of the Boards of Directors of AXIS and the Company that this issue be resolved in a manner that is fair to all parties and equitable to the shareholders of each, but there are are no agreements or understandings addressing the priority or dispensation of fiduciary duties with respect to the discussions to resolve the amount outstanding owed by AXIS or any other conflict of interest with AXIS or other affiliates.

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

Dated: December 17, 2013

FORM 10-K Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature		Title	Date

1.	/s/ Joseph Gutnick	Chairman of the Board,
	Joseph Gutnick	President and Chief Executive
Officer (Principal Executive
		Officer) and Director	December 17, 2013

2.	/s/ Peter Lee	Chief Financial Officer and
	Peter Lee	Secretary (Principal Financial
		and Accounting Officer)	December 17, 2013

EXHIBIT INDEX

Incorporated by
Reference to:

Exhibit No.	Exhibit
1.1	Subscription Agreement (1)
3.1	Certificate of Incorporation (1)
3.2	Amended Certificate of Incorporation (2)
3.3	Bylaws (1)
3.4	Specimen Stock Certificate (1)
3.5	Amendment to Certificate of Incorporation dated December 5, 2007 (6)
3.6	Amendment to Certificate of Incorporation dated August 2, 2011 (14)
3.7	Amendment to Certificate of Incorporation dated March 4, 2013 (5)
10.1	2006 Incentive Option Plan (3)
10.2	Contract for the Sale of Mining Tenements (4)
10.3	Subscription Agreement dated as of December 12, 2007 (6)
10.4	Agreement with Iron Duyfken Pty Limited dated November 2, 2007 (7)
10.5	Agreement with Ansett Resources & Industries Pty Ltd. dated November 7, 2007 (7)
10.6	Agreement with King Eagle Resources Pty Limited dated December 7, 2007 (8)
10.7	Form of Subscription Agreement for BMO Offering (9)
10.8	Agency Agreement dated as of June 3, 2008 (9)
10.9	Registration Rights Agreement dated as of June 3, 2008 (9)
10.10	Form of Broker Warrant (9)
10.11	Share Options agreement dated July 14, 2008 with Indian Farmers Fertilizer Cooperative Limited (IFFCO)(10)
10.12	Service Agreement with AXIS Consultants Pty Ltd dated February 25, 2005 (11)
10.13	US$ Aircraft Loan Facility Agreement (12)
10.14	Asset Sale Agreement dated February 7, 2012 between Legen International Holdings, Inc. and Paradise Phosphate Pty Ltd (13)
10.15	Service Deed dated February 7, 2012 between Legend International Holdings, Inc. and Paradise Phosphate Pty Ltd (13)
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

In December 2004, the Company entered into an agreement with AXIS Consultants Pty Ltd to provide geological, management and administration services to the Company. AXIS is affiliated through common management.  The Company is one of  nine affiliated companies. Each of the companies has some common Directors, officers and shareholders. In addition, each of the companies is substantially dependent upon AXIS for its senior management and certain mining and exploration staff. A number of arrangements and transactions have been entered into from time to time between such companies. It has been the intention of the affiliated companies and respective Boards of Directors that each of such arrangements or transactions should accommodate the respective interest of the relevant affiliated companies in a manner which is fair to all parties and equitable to the shareholders of each. Currently, there are no material arrangements or planned transactions between the Company and any of the other affiliated companies other than AXIS.

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