Form 10-Q/A
period 2013-06-30
LEGEND INTERNATIONAL HOLDINGS INC
filed 2013-12-24
CIK 1132143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No 1)

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

EXPLANATORY NOTE

We are filing this Amendment to our Form 10-Q for the quarterly period ended June 30, 2013 in response to a comment letter from the staff of the Securities and Exchange Commission.  In response to the staff’s comments, we have amended certain disclosures in the Consolidated Statement of Cash Flows and the Management Discussion and Analysis – Liquidity and Capital Resources.

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

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)

	For the six months ended June 30		January 5, 2001 (Inception) to June 30,
	2013 A$000s	2012 A$000s	2013 A$000s
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income/(Loss) attributable to Legend shareholders	2,122	(9,819)	(167,805)

Adjustments to reconcile net income/(loss) to net cash(used) by operating activities:
Foreign currency exchange (gain) loss	222	25	444
Unrealized (gain)/losses on marketable securities	39	-	(212)
Shares and Options issued for Stock Based Compensation
- Employees	-	25	12,816
- Consultants	-	-	778
- Exploration agreement	-	-	518
- Registration payment arrangements	-	-	1,265
Provision for reclamation and remediation	(19)	(9)	760
Gain/loss on sale of property and equipment	9	(19)	486
Writedown/writeoff of assets	960	3	1,562
Depreciation and amortization	278	469	5,388
Gain on disposal of subsidiary	(9,194)	-	(9,194)
Equity accounting loss	-	124	8,750
Impairment of equity investment	-	471	6,125
Impairment of other investment	-	-	719
Allowance for doubtful receivable	(434)	(1,803)	2,870
Interest receivable	(3)	(2)	(414)
Accrued interest added to principal	-	425	68
Net Change in:
Receivables	270	(8)	(2,099)
Prepayments and deposits	101	(71)	(1,469)
Inventories	31	-	(79)
Accrued financing cost	(6,441)	-	-
Accounts payable and accrued expenses	(848)	956	(1,403)

Net Cash (Used) by Operating Activities	(12,907)	(9,233)	(140,126)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of trading securities	-	-	3,205
Investment in trading securities	-	-	(1,284)
Investment in equity accounted investments	-	-	(18,759)
Acquisition of subsidiary	-	-	(327)
Investment in consolidated entity	-	(7)	(13,411)
Proceeds from sale of subsidiary	12,740	-	12,740
Purchase of property and equipment	(38)	(10)	(13,628)
Development costs	(118)	(887)	(2,985)
Proceeds from sale of property and equipment	4,668	36	5,149

Net Cash Provided/(Used) by Investing Activities	17,252	(868)	(29,300)

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances payable - affiliates	(1,187)	1,803	(2,014)
Repayment of convertible debenture	(10,459)	-	(10,589)
Repayment of shareholder advance	-	-	(1)
Repayment under finance leases	(84)	(113)	(1,346)
Proceeds from convertible debenture payable	-	10,000	10,130
Proceeds from loan	-	-	3,240
Repayment for long term debt	(2,541)	(145)	(3,122)
Shareholder advance	-	-	7
Net proceeds from issuance of stock	6,932	2,256	162,579
Cost of share issues	-	-	(7,126)

Net Cash (Used)/Provided by Financing Activities	(7,339)	13,801	151,758

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)
(continued)

	For the six months ended June 30		January 5, 2001 (Inception) to June 30,
	2013 A$000s	2012 A$000s	2013 A$000s
Discontinued Operations

Operating activities	1,946	(1,423)	424
Investing activities	-	-	(3,566)
Financing activities	-	3,238	19,216
Net Cash Provided by Discontinued Operations	1,946	1,815	16,074

Effect of exchange rate changes on cash	61	(27)	1,672

Net increase/(decrease) in cash	(987)	5,488	78

Cash at beginning of period	1,065	351	-

Cash at end of period	78	5,839	78

Supplemental Disclosures:
Cash paid for interest	1,433	126	1,936
Cash paid for income taxes	-	-	-
Shares and options issued for services	-	-	1,843
Accrued interest and stockholder advances charged to paid in capital	-	-	13
Stock issued for exploration agreement	-	-	518
Stock issued for registration payment arrangement	-	-	1,265
Equipment obtained through a capital lease	-	-	1,450
Capital lease obligation for exploration costs	-	-	4,189
Interest in relation to capital lease for exploration costs	-	-	42
Fair value of warrants in connection with issuance of capital stock	-	-	1,331

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

Liquidity and Capital Resources

For the six months ended June 30, 2013, net cash used in operating activities was A$ 12,907,000 (2012: A$ 9,233,000 ) primarily consisting of the net income attributable to Legend shareholders of A$ 2,122,000 (2012: loss A$ 9,819,000 ), adjusted for non-cash items being depreciation and amortization of A$278,000 (2012: A$469,000), loss/gain on sale of property and equipment A$9,000 (2012: gain A$19,000); write-down of assets of A$960,000 (2012: A$3,000); gain on disposal of subsidiary A$9,194,000 (2012: A$nil); decrease in accounts receivable of A$270,000 (2012: increase A$8,000); decrease in prepayments and deposits of A$101,000 (2012: increase A$71,000); decrease in inventories of A$31,000 (2012: A$nil), decrease in accrued financing cost of A$6,441,000 (2012: A$nil) and a decrease in accounts payable and accrued expenses of A$848,000 (2012: increase A$956,000).

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

  Net cash provided by discontinued operations was A$1,946,000 (2012: A$1,815,000)

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

Dated: December 19 , 2013

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