Form 10-K
period 2013-12-31
LEGEND INTERNATIONAL HOLDINGS INC
filed 2014-03-31
CIK 1132143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: December 31, 2013
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

x	Yes		No

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

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	x	No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant’s common stock, (“Common Stock”) held by non-affiliates of the Company was US$20,464,247 as at June 30, 2013.

There were 444,047,971 outstanding shares of Common Stock as of March 21, 2014.

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

Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make.  Risks, uncertainties and inaccurate assumptions could cause actual results to differ materially from historical results or those currently anticipated.  Consequently, no forward-looking statement can be guaranteed.  The potential risks and uncertainties that could affect forward looking statements include, but are not limited to:

▪	the risks of mineral exploration stage projects,
▪	political risks in foreign countries,
▪	risks associated with environmental and other regulatory matters,
▪	exploration risks and competitors,
▪	the volatility of phosphate, diamond and other mineral prices,
▪	estimates of proven and probable reserves are subject to considerable uncertainty,
▪	movements in foreign exchange rates,
▪	increased competition, governmental regulation,
▪	performance of information systems,
▪	ability of the Company to hire, train and retain qualified employees,
▪	the availability of sufficient transportation, power and water resources,
▪	our ability to enter into key exploration and supply agreements and the performance of contract counterparties, and
▪	availability of financing.

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

Currency

We use the Australian dollar as our reporting currency, since we are headquartered in Australia and our exploration, development and administrative expenses are incurred in Australian dollars. References to dollars are to Australian dollars (A$) unless otherwise indicated as being United States dollars (US$). For the convenience of the reader, the Australian Dollar figures for the year ended December 31, 2013 have been translated into United States Dollars (“US$”) using the rate of exchange at December 31, 2013 of A$1.00=US$0.8874.

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

In August 2009, Legend acquired a controlling interest in Merlin Diamonds Limited (“MED”) (formerly North Australian Diamonds Limited), an Australian company with diamond interests in the Northern Territory of Australia. During 2013, Legend sold its interest in MED.

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

The first step involved a transfer of all Legend’s phosphate assets into a 100% owned subsidiary of Legend (Paradise Phosphate Limited)(“Paradise”); the issue of 100 million ordinary shares (100% of the issued shares of Paradise) by Paradise to Legend; and funding via a A$10 million convertible note facility (“Convertible Note Agreement”) which was injected into Paradise through Acorn Capital Ltd as manager of two Australian investment funds (“Acorn”), an Australian financial institution. The A$10 million was intended to convert into equity in the subsidiary upon a successful Initial Public Offering (“IPO”) and listing of the subsidiary on the Australian Securities Exchange (“ASX”) within 12 months of the note issue date.

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

Legend’s senior management were of the opinion that a dedicated Australian company wholly focused on phosphate was best placed to bring the project into production and was in the best interests of all Legend’s stockholders. The restructuring further intended to also assist us in seeking investment by Australian financial institutions and other global managed funds that have not been able to invest in stocks listed on the OTC Bulletin Board in the USA.

The convertible note facility of A$10 million to Paradise was repayable 12 months from the completion date of the agreement, which had been extended to March 10, 2013. The notes bore interest at the nominal rate of 10% per annum (the actual amount of effective interest depends upon the event that triggers repayment). The Convertible Note Agreement stated that if, within 12 months of the completion date of the agreement, Paradise conducted a public offering of securities in Australia and those securities were listed on ASX, then the convertible notes converted automatically to shares in Paradise at a conversion rate of A$0.50 (subject to adjustment in accordance with the formula provided in the Agreement). Paradise did not proceed with the IPO and listing on ASX due to market conditions and the advanced state of discussions with strategic partners at the time. Funds received under the convertible note facility were used to progress the project, its development, production and ultimately the export of phosphate rock from the phosphate deposits. The notes were secured by a security interest in the phosphate assets and in the shares of Paradise. The A$10 million convertible note was due for repayment on March 10, 2013. The note agreement called for an adjustment to the repayment factor if Paradise did not complete the public offering as defined. Acorn agreed to extend the repayment date for 2 months under certain conditions including the finalisation of a term sheet for an off-take agreement prior to March 10, 2013. Paradise entered into a term sheet with a third party and the repayment date was extended to May 10, 2013. The Company recorded a A$5,590,000 liability at December 31, 2012 representing an additional payment due in accordance with the term sheet.

On January 16, 2013, Legend announced that  it had placed 150 million shares of common stock to a third party at a price of US$0.05 per share to raise US$7.5 million. Closing of the first tranche of this placement of 45 million shares raising US$2,250,000 occurred on February 20, 2013. Between January and March, 2013, Legend sold 59 million shares of MED for a total consideration of A$12,740,000 and used the funds from the capital raisings and sale of MED shares to repay the convertible note.

On March 1, 2013, shareholders representing more than 50% of the issued shares of Common Stock of Legend approved a resolution to increase the authorized shares of capital stock to 1,270,000,000 shares of capital stock consisting of 1,250,000,000 shares of Common Stock having a par value of $.001 per shares and 20,000,000 shares of Preferred Stock having a par value of $.001 per share and to be issued in such series and to have such rights, preferences, and designation as determined by the Board of Directors of the Corporation.

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

Effective as of March 3, 2006, the Company entered into a Contract for the Sale of Mining Tenements with Astro Diamond Mines N.L. (“Astro”) an Australian company pursuant to which the Company acquired certain diamond exploration tenements in Northern Australia from Astro. In November 2007, Legend acquired a number of phosphate exploration interests in the State of Queensland in Australia. In August 2009, Legend acquired a controlling interest in MED, an Australian company with diamond interests in the Northern Territory of Australia. During the 2009 year, the Company took a private placement of shares in Northern Capital Resources Corp. (“NCRC”). During the 2010 and 2011 years, the Company took additional private placements in NCRC to increase its holding to 31.50% at December 31, 2013.

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

Legend’s flagship project is the Paradise South phosphate project in which phosphate ore reserves have been estimated. The Paradise South phosphate project has also been the subject of a detailed feasibility study in 2011..

The Company has an investment in NCRC which has an investment in Golden River Resources Corporation (“GRR”).

The following chart sets forth the Company’s corporate organization as of December 31, 2013:

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

Paradise Regional Tenements

LEGEND
Paradise North Project
Paradise South Project
D-Tree Project
Golden Cross Joint Venture Projects
Railways
Main Paradise access tracks
Population centres
Major roads
Powerline
Mt Isa
Townsville
Rail link
Brisbane
138°0'0"E
139°0'0"E
140°0'0"E
19°0'0"S
20°0'0"S
21°0'0"S
22°0'0"S
GREGORY DOWNS
Highland Plains
D-Tree
Paradise North
Paradise South
CAMOOWEAL
Lake Julius
Lily and Sherrin Creek
Moondarra Dam
MT ISA
CLONCURRY
N
0 15 30 60
Kilometers
DAJARRA
Quita Creek

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

2013 Paradise Highlights:

●
Resolution of two objections in relation to the granting of Mine Leases for Infrastructure for Paradise South.  Following negotiations with the pastoralist and neigbouring mining company both objections were withdrawn.

●	Ongoing discussions with Ballance Agri-Nutrients Ltd regarding the supply of phosphate rock for their single superphosphate plants in New Zealand.

●	Continued and ongoing discussions with infrastructure owners and potential phosphate rock off-take partners.

●
Phosphate exploration tenements have been granted ‘Project Status’ pursuant to the Department of Natural Resources and Mines ‘Project Based Tenure Administration Guideline’.  This status enables Paradise to allocate exploration expenditure equally across all of the projects tenements rather than individual tenements only.

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

2 Ore reserves are defined here as the phosphorite ore material for the beneficiation plant. It is “as-mined” material and is before screening and processing in the proposed flotation beneficiation plant to be located at Paradise South. All ore reserves are in areas that are fully accessible for mining; free of surface or subsurface encumbrance, legal setbacks, environmental reserves and other legal restrictions that preclude permittable access for mining; believed by us to be permittable within approximately one to two years; and meet specified minimum physical, economic and chemical criteria related to current mining and production practices of the industry.

3 Mineral reserves are defined here as the recoverable rock concentrate post screening and processing of the ore through the proposed flotation beneficiation plant to be located at Paradise South. This material is therefore a subset of the ore reserves and cannot be aggregated with the ore reserves. These reserves are in areas that are fully accessible for mining; free of surface or subsurface encumbrance, legal setbacks, environmental reserves and other legal restrictions that preclude permittable access for mining; believed by us to be permittable within approximately one to two years; and meet specified minimum physical, economic and chemical criteria related to current mining and production practices of the industry.

Ownership and Tenement Status

The Paradise South project tenements and applications are 100% owned by Paradise, pending registration by the Queensland Department of Natural Resources and Mines  of the transfer of these tenements from Legend to Paradise.

Granted Tenements for the Paradise South project

Lease	Lease Status	Project	Grant Date	Expiry Date	Acres	Annual Commitment (AUD)
EPM16942	Granted	Paradise South	28-Aug-09	27-Aug-14	14,310	$155,000
EPM17447	Granted	Paradise South	23-Feb-10	22-Feb-18	7,155	$10,000

Tenements under application for Paradise South project.

Lease	Lease Status	Purpose	Application Date	Acres
ML90197	Application	Mining Paradise South	23-Nov-09	5,619
ML90221	Application	Tailings/Settling Dam	1-Jul-11	528
ML90222	Application	Water Supply	1-Jul-11	1,643
ML90223	Application	Power Lines/Aerials	29-Jul-11	475
ML90224	Application	Power Lines/Aerials	29-Jul-11	126
ML90225	Application	Power Lines/Aerials	29-Jul-11	24
ML90226	Application	Slurry Pipeline	29-Jul-11	554
ML90227	Application	Slurry Pipeline	29-Jul-11	496

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

The Company undertook a final revision of the EMP to progress the application for the Environmental Authority for the Paradise South Project. The draft Environmental Authority conditions were negotiated with government and a draft Environmental Authority was issued in October 2012. This Environmental Authority was subject public comment and one comment was received. This comment is being dealt with by the Land Court. The Company believes the Environmental Authority   will be approved later in 2014.

Throughout 2012, baseline surveys of environmental conditions were undertaken at Paradise South project. These surveys included quality measurements of ground and surface water and will be used to define water quality objectives for future mining and beneficiation activities.

Project Schedule Update

The Paradise South Project is currently at an advanced stage in regards to permitting with the Mining Lease expected to be granted by the end of 2014. The key Environmental Impact Statement has been approved by the DEHP and the full Environmental Authority is expected to be granted upon resolution of one outstanding objection from a local member of the public. The objection concerns the supply of water for the mining and beneficiation operation on MLA 90197. This objection is currently being heard by the Land Court of Queensland which, following hearing of the objection, will make a recommendation to the relevant Minister who will ultimately determine whether to grant the Environmental Authority and if so, on what conditions.  The Minister is not bound to accept the recommendation of the Land Court of Queensland. Given the rigorous process undertaken so far in preparing the Environmental Impact Statement, Environmental Management Plan and their review by the Department of Environment and Heritage Protection which resulted in the Department recommending the issue of an Environmental Authority on the stated conditions, Legend considers that it is unlikely that the Minister will refuse to issue the Environmental Authority.  The objection is limited to the issue of the water supply and would not affect other aspects of the project.  At its highest, Legend reasonably expect that the objection would only result in some additional conditions for the issue of one of the Mining Leases, but considers it more likely that the objection will not result in any adverse finding against the draft Environmental Authority approved by the Department.

The timeframe of settling the above item is partially dependant upon the progress of matters in the Land Court and the willingness of other parties to come to agreement.  However the Company reasonably believes that all outstanding matters will be resolved over the next 9 months with grant of the Mining Lease Applications potentially by the end of 2014.

The Paradise South Project has significant capital requirements and achieving this financing will be the main potential impediment to achieving the project schedule. If finance can be obtained and the final permitting is achieved by the end of 2014, construction could commence and be completed within 18–24 months. This would allow production to commence in 2017 for the Paradise South Project.

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

Environmental Permitting Requirements; Plan of Operations

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

The Paradise North deposit has an in-situ phosphate grade of greater than 28% P2O5 making it potentially suitable to be used as feed for fertilizer production and as RPR. Paradise North phosphate DSO does not require any concentration (beneficiation) of the phosphate content resulting in significantly lower capital expenditure as no beneficiation plant needs to be built to bring the Paradise North Project into production. The current mineralized material model indicates that the deposit is close to the surface, amenable to bulk open pit mining methods and will have low strip ratios. Paradise proposes to mine phosphate DSO, screen and crush the rock, load it into covered containers and transport via road train to Mount Isa. The containers can then be transferred to flat-bed rail wagons for rail transport to the Port of Townsville. The phosphate rock would then be loaded into ships bound for potential customers in the Australasian and South Asian region.

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

2013 Exploration program

During the year, work focused on undertaking rehabilitation of previous exploration activities.

D-Tree

Ore Reserves for the D-Tree Project

No Ore Reserve has been declared for the D-Tree project.

Ownership and Tenement Status

The D-Tree project tenements and applications are 100% owned by Paradise, pending registration by the Queensland Department of Natural Resources and Mines of the transfer of these tenements from Legend to Paradise.

Granted Tenements for the D-Tree project

Lease	Lease Status	Project	Grant Date	Expiry Date	Acres	Annual Commitment (AUD)
EPM14753	Granted	D-Tree	21-Apr-08	20-Apr-15	11,925	$10,000
EPM15763	Granted	D-Tree	26-Jun-08	25-Jun-15	34,980	$10,000
EPM17333	Granted	D-Tree	29-Sep-09	28-Sep-16	16,695	$10,000
EPM17446	Granted	D-Tree	29-Sep-09	28-Sep-16	4,770	$10,000
ML90190	Granted	D-Tree	12-Aug-10	31-Aug-15	104	NA

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

2013 Exploration program

During the year, work focused on undertaking rehabilitation of previous exploration activities.

Golden Cross Joint Venture Project

Ore Reserves for the Golden Cross JV Project

No Ore Reserve estimate has been declared for the Golden Cross JV project.

Ownership and Tenement Status

The tenements comprising the Golden Cross Joint Venture project are registered in the name of King Eagle Resources Pty Ltd, a wholly owned subsidiary of Golden Cross Resources Ltd. Legend entered into an earn-in joint venture with Golden Cross Resources Ltd in May 2008. The terms of the agreement required the Company to spend $3 million over 5 years on the Golden Cross Joint Venture project to earn an 80% participating interest. Legend has assigned its rights under this agreement to Paradise and the total expenditure on the project is $3.06 million as of December 2012. In August 2013 Paradise Phosphate Ltd and King Eagle Resources Pty Ltd signed a Deed of Acknowledgement confirming that Paradise Phosphate Ltd has acquired its 80% participating interest in the Golden Cross Joint Venture project.

The tenements for the Golden Cross Joint Venture Project are summarised in the table below.

Granted Tenements for Queensland Projects

Lease	Lease Status	Project	Grant Date	Expiry Date	Acres	Annual Commitment (AUD)
EPM14905*	Granted	Golden Cross	12-Dec-06	11-Dec-16	73,140	$100,000
EPM14906*	Granted	Golden Cross	24-Aug-07	23-Aug-17	58,830	$50,000
EPM14912*	Granted	Golden Cross	30-Jan-07	29-Jan-17	79,500	$50,000

* 80% interest

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

2013 Exploration program

During the year, work focused on undertaking rehabilitation of previous exploration activities.

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

Contractual Agreements in relation to Queensland Phosphate Interests

(i)
On November 2, 2007, we entered into an agreement with Iron Duyfken Pty Ltd to acquire three (3) project areas in the Georgina Basin of Queensland, Australia. Each project hosts a known and well documented, substantial deposit of phosphate rock (Cook, P.J, 1989, Howard, P.F, 1986). These deposits were delineated by earlier work conducted by previous major companies since 1967 and have been named the Lady Annie, Lady Jane and Thorntonia phosphate deposits. The deposits were defined in times when phosphate prices were low. Phosphate prices have risen considerably since those times due to increased world demand especially from China and India. Past feasibility studies on these deposits will be reassessed with a view to commercialization of the deposits, based on current prices. Legend paid A$500,000 and issue 500,000 shares of Common Stock as consideration.

(ii)
Effective November 7, 2007, we entered into an agreement with Ansett Resources & Industries Pty Ltd to acquire one (1) project area in the Georgina Basin of Queensland, Australia. The project hosts a known and well documented, substantial deposit of phosphate rock (Cook, P.J, 1989, Howard, P.F, 1986). The deposit was delineated by earlier work conducted by previous major companies since 1967 and have been named the D-Tree phosphate deposit. As set out above, the deposit was defined in times when phosphate prices were low. Phosphate prices have risen considerably since those times due to increased world demand especially from China and India. Past feasibility studies on this deposit will be reassessed with a view to commercialization of the deposit, based on current prices. Legend paid A$300,000 as consideration.

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

Legend has entered into an agreement with Ashton Mining Limited (“Ashton”) and Rio Tinto Exploration Pty Ltd (“Ashton Agreement”) dated December 4, 2009 and a second agreement with Mwana Africa plc, Gravity Diamonds Limited and Diamond Mines Australia Pty Ltd dated April 24, 2009 (“Gravity Agreement”). Under these two agreements, Legend has acquired further diamond interests in the Northern Territory of Australia. As way of background, in April and July 2004, Ashton, MED and certain of MED’s 100% owned subsidiaries entered into agreements whereby MED purchased certain diamond assets (including the Merlin diamond mine and diamond exploration tenements) from Ashton and Ashton retained rights over these diamond assets including royalty rights, marketing rights and earn back rights. In addition, Rio Tinto and Gravity had entered into an agreement in July 2003 whereby Gravity acquired certain diamond interests from Rio Tinto in the McArthur Basin, which is in the broad vicinity of Legend and MED’s diamond interests in the Northern Territory, with Rio Tinto retaining certain residual rights.  During the year, in accordance with agreements entered into in 2004 between various third parties and MED (prior to Legend holding an equity interest in MED), and Legend being assigned certain rights under those agreements by the third parties in 2009, MED paid Legend A$2,000,000 on the commissioning of the plant at the Merlin diamond mine and a further amount of A$551,000 is due. Further payments may be made in the future depending on the success of exploration and mining operations at the Merlin diamond mine.

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

Investment in Northern Capital Resources Corp

Legend holds a 31.50% interest in NCRC, an unlisted US corporation. NCRC’s subsidiary Golden River Resources Corporation (“Golden River”) (GORV:OTCBB) acquired a controlling interest in Acadian Mining Corporation (“Acadian”), a Canadian company listed on Toronto Stock Exchange (TSX:ADA) in 2009. During fiscal 2013, Golden River sold its interest in Acadian.

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

The report of our independent registered public accounting firm on our financial statements as of December 31, 2013 and 2012, and for the years ended December 31, 2013 and 2012, includes a paragraph questioning our ability to continue as a going concern. This paragraph indicates that we have not yet commenced revenue producing operations, have incurred net losses from inception, and have an accumulated (deficit) of $171,921,000 which conditions raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Approximately 25% Of Our Common Stock Is Controlled By Certain Stockholders, Including Our Chairman And Chief Executive Officer, Who Have The Ability To Substantially Influence The Election Of Directors And Other Matters Submitted To Stockholders

Mr Joseph Gutnick, our Chairman and Chief Executive Officer, and his wife, beneficially owned 75.9 million shares of our common stock, which represented 17.10% of our shares outstanding as of December 31, 2013. In addition, Mr Gutnick is a party to a stockholders agreement with IFFCO, which beneficially owned 7.72% of our common stock as of December 31, 2012. Pursuant to the stockholders agreement, Mr Gutnick and IFFCO have agreed to vote their shares together on certain matters, including the election of directors. As a result, they have and are expected to continue to have the ability to significantly influence the election of our Board of Directors and the outcome of all other issues submitted to our stockholders. The interests of these principal stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders. One consequence to this substantial influence or control is that it may be difficult for investors to remove management of the Company. It could also deter unsolicited takeover, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

Historically, AXIS has allocated corporate opportunities to each of the companies engaged in the exploration and mining industry after considering the location of each of the companies’ operations and the type of commodity for which each company explores within its geographic region. At present, there are no conflicts among the ten companies with respect to the principal geographic areas in which they operate and/or the principal commodities that they are searching for.

The Company has made advances to AXIS in connection with the ongoing business relationship between the two parties, which have been disclosed in the Company’s SEC reports and which bear interest at market rates, but which are not specifically provided for in the AXIS Services Agreement.  The purpose of such advances is to assist AXIS in meeting its ongoing cash flow requirements in order to assure that AXIS has the necessary resources to provide services to the Company on an as needed basis.  The Company has not suffered any financial losses to date on account of such advances. On March 25, 2014, the Company and AXIS entered into a loan agreement and grantor security deed (floating charge). Under the loan agreement,  interest is charged at the ANZ Banking Group Ltd reference rate and the amount is due to be repaid on March 25, 2015. The grantor security deed (floating charge) provides security to the Company in the form of a floating charge over the assets of AXIS. See “Item 13-Certain Relationships and Related Transactions, and Director Independence.”

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

As of December 31, 2013, we do not have any Securities and Exchange Commission staff comments that have been unresolved for more than 180 days.

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

Except as discussed below, there are no pending legal proceedings to which the Company is a party, or to which any of its property is the subject, which the Company considers material.

On March 25, 2013, the Indian Farmers Fertilizer Cooperative Limited (“IFFCO”) and its subsidiary, Kisan International Trading FZE (“Kisan”,) commenced an arbitration proceeding against the Company before the Singapore International Arbitration Centre seeking damages for the Company’s alleged failure to enter into a long term rock off-take agreement (“ROTA”) with IFFCO for phosphate rock in accordance with the terms of the Share Options Agreement, dated as of July 14, 2008, between the Company and IFFCO. Under the Share Options Agreement, the Company and IFFCO had agreed to use their reasonable best efforts to negotiate and enter into the ROTA within 24 months following the execution of this Agreement, which time period was subsequently extended to July 14, 2012. On April 25, 2013, the Company submitted a response denying IFFCO’s claims on the basis that the Company had complied with its obligations under the Share Option Agreement. On May 6, 2013, IFFCO and Kisan filed a reply to the defense filed by Legend. The dispute was scheduled for arbitration in November 2013.  In October 2013, IFFCO filed a revised claim and as a result, the Arbitration Commission abandonded the arbitration dates for November 2013 and awarded costs against IFFCO. The Company has filed a response to the new claims from IFFCO. The dispute is going through procedural matters and is listed for arbitration in mid May 2014.The proceeding is at a stage where it is difficult to determine the Company’s exposure, if any. In any event, the Company intends to vigorously defend this matter. No provision for losses has been recorded in connection with this litigation.

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

The following table sets out the high and low bid information for the Common Stock as reported by the National Quotation Service Bureau for each period/quarter indicated in US$:

Calendar Period	High Bid (1)	Low Bid (1)

2012
First Quarter	0.18	0.10
Second Quarter	0.13	0.06
Third Quarter	0.11	0.07
Fourth Quarter	0.10	0.06

2013
First Quarter	0.09	0.03
Second Quarter	0.10	0.04
Third Quarter	0.07	0.04
Fourth Quarter	0.06	0.04

(1)	The quotations set out herein reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

As of March 21, 2014, there are 444,047,971 shares of Common Stock outstanding.

To date we have not paid dividends on our Common Stock and we do not expect to declare or pay any dividends on our Common Stock in the foreseeable future. Payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by the Board of Directors.

Shareholders

As of March 21, 2014, there were approximately 54 record holders of the Company's Common Stock. Within the holders of record of the Company's Common Stock are depositories such as Cede & Co., a nominee for The Depository Trust Company (or DTC), that hold shares of stock for brokerage firms which, in turn, hold shares of stock for one or more beneficial owners. Accordingly, the Company believes there are many more beneficial owners of its Common Stock whose shares are held in "street name", not in the name of the individual shareholder..

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

Our selected financial data presented below for each of the years in the two-year period ended December 31, 2013 and 2012, and the balance sheet data at December 31, 2013 and 2012 has been derived from financial statements, which have been audited by PKF O’Connor Davies, A Division of O’Connor Davies, LLP (PKF O’Connor Davies), New York, NY.  The selected financial data should be read in conjunction with our consolidated financial statements for each of the years in the period ended December 31, 2013 and Notes thereto, which are included elsewhere in this Annual Report.

(Consolidated Statement of Comprehensive Loss Data)
(in thousands, except per share data)

	Year ended December 31
	2012	2013	2013 Conv. Transl
	A$000s	A$000s	US$000s

Revenues	-	-	-

Other income	118	306	271

Costs and expenses	(20,444)	(7,855)	(6,970)

(Loss) from operations	(20,326)	(7,549)	(6,699)

Other non-operational gains and costs	2,342	(2,422)	(2,149)
Benefit from/(provision for) income taxes	(650)	729	647
Equity in (losses) of unconsolidated entity	(124)	-	-

Net (loss) from continuing operations	(18,758)	(9,242)	(8,201)

Net income/(loss) from discontinued operations	(4,662)	7,248	6,432

Net (loss)	(23,420)	(1,994)	(1,769)

	A$	A$	$US

Basic and diluted net income/(loss) per common equivalent share
Net income/(loss) from continuing operations per share	(0.08)	(0.03)	(0.02)
Net income/(loss) from discontinued operations per share	(0.02)	0.02	0.02
Basic and diluted net income/(loss) per common equivalent share	(0.10)	(0.01)	0.00

Weighted average number of shares outstanding (000s)	237,913	362,822	362,822

Balance Sheet Data
	A$000s	A$000s	US$000s

Total assets	34,987	7,544	6,695

Total liabilities	(25,849)	(2,609)	(2,316)

Total equity	9,138	4,935	4,379

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Legend also has exploration interests in the Northern Territory.

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

Year ended December 31

2012	A$1.00	=	US$1.0373
2013	A$1.00	=	US$0.8874

Plan of Operation

We had A$2,000 in cash at December 31, 2013.

We commenced exploration activities on the tenements we acquired in July 2006 and since that time and up to December 31, 2013, have spent A$171,082,000 on exploration and pre-development activities.

On February 13, 2012, the Company announced the restructuring of its phosphate assets in order to facilitate the financing of its 100% owned Paradise phosphate project.

The first step involved a transfer of all Legend’s phosphate assets into a 100% owned subsidiary of Legend (Paradise Phosphate Limited)(“Paradise”); the issue of 100 million ordinary shares (100% of the issued shares of Paradise) by Paradise to Legend; and funding via a A$10 million convertible note facility (“Convertible Note Agreement”) which was injected into Paradise through Acorn Capital Ltd as manager of two Australian investment funds (“Acorn”), an Australian financial institution. The A$10 million was intended to convert into equity in the subsidiary upon a successful Initial Public Offering (“IPO”) and listing of the subsidiary on the Australian Securities Exchange (“ASX”) within 12 months of the note issue date.

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

Legend’s senior management were of the opinion that a dedicated Australian company wholly focused on phosphate was best placed to bring the project into production and is in the best interests of all Legend’s stockholders. The restructuring further intended to also assist us in seeking investment by Australian financial institutions and other global managed funds that have not been able to invest in stocks listed on the OTC Bulletin Board in the USA.

The convertible note facility of A$10 million to Paradise was repayable 12 months from the completion date of the agreement, which had been extended to March 10, 2013. The notes bear interest at the nominal rate of 10% per annum (the actual amount of effective interest depends upon the event that triggers repayment). The Convertible Note Agreement stated that if, within 12 months of the completion date of the agreement, Paradise conducted a public offering of securities in Australia and those securities were listed on ASX, then the convertible notes converted automatically to shares in Paradise at a conversion rate of A$0.50 (subject to adjustment in accordance with the formula provided in the Agreement). Paradise did not proceed with the IPO and listing on ASX due to market conditions and the advanced state of discussions with strategic partners at the time. Funds received under the convertible note facility were used to progress the project, its development, production and ultimately the export of phosphate rock from the phosphate deposits. The notes were secured by a security interest in the phosphate assets and in the shares of Paradise. The A$10 million convertible note was due for repayment on March 10, 2013. The note agreement calls for an adjustment to the repayment factor if Paradise does not complete the public offering as defined. Acorn agreed to extend the repayment date for 2 months under certain conditions including the finalisation of a term sheet for an off-take agreement prior to March 10, 2013. Paradise entered into a term sheet with a third party and the repayment date was been extended to May 10, 2013. The Company recorded a A$5,590,000 liability at December 31, 2012 representing an additional payment due in accordance with the term sheet.

On January 16, 2013, Legend announced that it had placed 150 million shares of common stock to a third party at a price of US$0.05 per share to raise US$7.5 million. Closing of the first tranche of this placement of 45 million shares raising US$2,250,000 occurred on February 20, 2013. Between January and March, 2013, Legend sold 59 million shares in MED for a total consideration of A$12,740,000 and used the funds from the capital raisings and sale of MED shares to repay the convertible note.

As set out in Item 1 “Employees” the services of our Chief Executive Officer, Chief Financial Officer, geologists, finance and clerical employees are provided by AXIS.  As part of the financing transaction discussed above, AXIS has transferred the employment of the CEO of Paradise and the General Manager Project Development to Paradise.

In December 2004, the Company entered into an agreement with AXIS Consultants Pty Ltd to provide geological, management and administration services to the Company.  AXIS has some  common management and is incorporated in Australia. AXIS is paid by each company it manages for the costs incurred by it in carrying out the administration function for each such company. Pursuant to the Service Agreement, AXIS performs such functions as payroll, maintaining employee records required by law and by usual accounting procedures, providing insurance, legal, human resources, company secretarial, land management, certain exploration and mining support, financial, accounting advice and services. AXIS procures items of equipment necessary in the conduct of the business of the Company. AXIS also provides for the Company various services, including but not limited to the making available of office supplies, office facilities and any other services as may be required from time to time by the Company as and when requested by the Company. We are required to reimburse AXIS for any direct costs incurred by AXIS for the Company.  In addition, we are required to pay a proportion of AXIS’s overhead cost based on AXIS’s management estimate of our utilization of the facilities and activities of AXIS plus a service fee of not more than 15% of the direct and overhead costs. Amounts invoiced by AXIS are required to be paid by us.  Under the agreement, we are not permitted to obtain from sources other than AXIS, and we are not permitted to perform or provide ourselves, the services contemplated by the Service Agreement, unless we first requests AXIS to provide the service and AXIS fails to provide the service within one month. As our arrangements with AXIS have evolved, the arrangements have changed, which have verbally been agreed to by AXIS, as a result of the requirements of certain suppliers to be able to deal direct with us. In these cases, AXIS do not charge us a management or service fee in respect to these arrangements with suppliers who deal with us direct. The types of services that are provided directly to us include audit and tax services, legal services, stock transfer services, drilling services, leases of some offices, finance leases, mineral leases that are required by law to be in our name, certain insurance products where we are required to be named, financing facilities in our name, Delaware franchise tax, the IPO and listing costs of Paradise. Further, at the time, the key advisors to the Paradise IPO and listing on ASX required AXIS to transfer certain phosphate staff to Paradise as part of those arrangements. See “Item 13-Certain Relationships and Related Transactions, and Director Independence.

Results of Operations

Year ended December 31, 2013 versus Year ended December 31, 2012

As an exploration stage company until February 2011 and a development stage company since then, we have not had an ongoing source of revenue. Our revenue stream is normally from ad-hoc tenement disposals, interest received on cash in bank and applicable receivables. During the year ended December 31, 2013, we received A$43,000 (US$38,000) (2012: A$116,000) in interest on funds in the bank, interest income from a related entity of A$263,000 (US$233,000) (2012: A$nil) and other income of A$nil (2012: A$2,000). Interest received during 2013 is lower than 2012 as the balance of cash at bank reduced as it was used in the repayment of the convertible note and borrowings under a loan facility.

As set out in Management’s Discussion and Analysis of Financial Condition and Results of Operation – Plan of Operation, the Company is managed by AXIS. Certain costs and expenses are incurred by the Company and certain costs and expenses are incurred by AXIS on behalf of the Company and billed to the Company by AXIS. The total amount of expenses billed to the Company by AXIS in fiscal 2013 was A$3,505,000 (US$3,110,000) (2012: A$6,043,000). The discussion in the next paragraphs relates to costs and expenses of the Company, incurred by both the Company; and by AXIS that are billed to the Company.

Costs and expenses decreased during the year from A$20,444,000 for the year ended December 31, 2012 to A$7,855,000 (US$6,970,000) for the year ended December 31, 2013.

The main components of costs and expenses are as follows:-

(i)
a decrease in exploration expenditure written off from A$4,584,000 in 2012 to A$3,142,000 (US$2,788,000) in 2013. Our accounting policy is to expense all exploration costs (including costs associated with the acquisition of tenement interests) as incurred. The exploration costs include drilling/geological/geophysical/ mineral analysis contractors, salaries for contract field staff, travel costs, accommodation and tenement costs on properties where we have not estimated mineral reserves.  On our phosphate activities, we continued to advance the current feasibility test work. During 2013, A$129,000 (US$114,000) (2012: A$1,185,000) of costs which were incurred on the Paradise South phosphate project in preparing the mineral deposit for extraction were capitalised and included in development costs. On our phosphate activities, costs which were capitalised and included in development costs decreased from A$1,185,000 in 2012 to A$129,000 (US$114,000) for 2013 as a result of the Company’s main focus of updating and completing the studies for the Paradise phosphate project being completed in 2012 and as a result of the reduction in activity of the phosphate business. Included within the exploration expenditure of A$3,142,000 (2012: A$4,584,000) is an amount of A$500,000 (US$444,000) (2012: A$585,000) billed to us by AXIS.

(ii)	a decrease in aircraft maintenance costs from A$769,000 in 2012 to A$364,000 (US$323,000) in 2013, as we sold the aircraft in 2013.

(iii)
a decrease in interest expense from A$1,256,000 in 2012 to A$683,000 (US$606,000) in 2013. During 2013, repayments were finalised on the convertible notes (see note 154), the advance from affiliates incurring interest and borrowings under a loan facility. During 2013, the Company reduced the number of motor vehicles under finance leases and incurred interest on short term loans and borrowings.

(iv)
a decrease in legal, accounting and professional from A$1,686,000 for 2012 to A$550,000 (US$488,000) for 2013. During 2013, we incurred  A$180,000 (US$160,000) for professional services in relation to financial statements, the quarterly Form 10-Qs, Form 10-K, Form 10-K/A and Form S-1 and annual reporting in Australia and taxation fees of A$28,000 (US$25,000) for the Company tax returns and incurred legal expense of A$342,000 (US$303,000) for legal work relating to a claim by IFFCO and general work. During 2012, we paid A$1,433,000 to independent experts, attorneys, accountants and advisors for the initial public offering and listing on Australian Securities Exchange of Paradise; accounting and audit fees of A$171,000 for professional services in relation to financial statements, the quarterly Form 10-Qs, Form 10-K and Form 10-K/A and quarterly, half year and annual reporting in Australia for MED; and taxation fees of A$69,000 relating to both the Company and its subsidiaries and incurred legal expenses of A$13,000 for general legal work.

(v)
a decrease in financing costs from A$6,255,000 in 2012 to A$170,000 (US$151,000) in 2013. During 2012, our wholly owned subsidiary Paradise entered into a convertible note agreement with Acorn and in May 2013, repayment was made of the convertible notes. The convertible note facility of A$10 million to Paradise was repayable 12 months from the completion date of the agreement, which had been extended to March 10, 2013. The notes bore interest at the nominal rate of 10% per annum (the actual amount of effective interest depends upon the event that triggers repayment). The Convertible Note Agreement stated that if, within 12 months of the completion date of the agreement, Paradise conducted a public offering of securities in Australia and those securities were listed on ASX, then the convertible notes converted automatically to shares in Paradise at a conversion rate of A$0.50 (subject to adjustment in accordance with the formula provided in the Agreement). Paradise did not proceed with the IPO and listing on ASX due to market conditions and the advanced state of discussions with strategic partners at the time. Funds received under the convertible note facility were used to progress the project, its development, production and ultimately the export of phosphate rock from the phosphate deposits. The notes were secured by a security interest in the phosphate assets and in the shares of Paradise. The A$10 million convertible note was due for repayment on March 10, 2013. The note agreement called for an adjustment to the repayment factor if Paradise did not complete the public offering as defined. Acorn agreed to extend the repayment date for 2 months under certain conditions including the finalisation of a term sheet for an off-take agreement prior to March 10, 2013. Paradise entered into a term sheet with a third party and the repayment date was extended to May 10, 2013.

(vi)
a decrease in administration expenses from A$5,850,000 in 2012 to A$2,946,000 (US$2,614,000) in 2013. During 2013, the corporate management and service fees charged to us by AXIS was A$713,000 (US$633,000). AXIS charged us A$868,000 (US$770,000) for Directors’ fees, salaries and salary related matters incurred in behalf of the Company, which relates to our share of salaries paid to the President & Chief Executive Officer, Chief Financial Officer and Secretary, Executive General Manager, General Manager Business, Project Manager and other staff of AXIS who provide services to the Company, A$258,000 (US$229,000) for independent directors’ fees. The Company incurred A$340,000 (US$302,000) in direct salaries paid by Paradise. The Company paid insurance costs of A$165,000 (US$146,000) for 2013. The Company incurred A$134,000 (US$119,000) for travel by Directors and officers, contractors and other AXIS staff who provide services to the Company on capital raising trips and trips to the field; A$7,000 (US$6,000) in borrowing costs and bank fees; A$85,000 (US$76,000) for motor vehicles costs; A$78,000 (US$69,000) for stock transfer agent services; A$48,000 (US$43,000) for office and computing consumables; A$68,000 (US$60,000) for other contractors including external information technology consultants; A$10,000 (US$9,000) for staff support costs; A$33,000 (US$29,000) for rent of offices in Melbourne, Mt Isa, Perth and an apartment in Melbourne; A$6,000 (US$5,000) for subscription to industry papers and services; A$27,000 (US$24,000) for telecommunications support; A$56,000 (US$50,000) for depreciation of non-field assets and minor equipment purchases; A$50,000 (US$44,000) for Delaware franchise tax. During 2012, the corporate management and service fees charged to us by AXIS was A$1,015,000. AXIS charged us A$1,950,000 for Directors’ fees, salaries and salary related matters incurred in behalf of the Company, which relates to our share of salaries paid to the President & Chief Executive Officer, Chief Financial Officer and Secretary, Executive General Manager, General Manager Business, Project Manager and other staff of AXIS who provide services to the Company, and A$268,000 for independent directors’ fees. The Company paid insurance costs of A$157,000 for 2012. The Company incurred A$139,000 for travel by Directors and officers, contractors, and other AXIS staff who provide services to the Company on capital raising trips, trips to the field; A$28,000 for investor relations consultants; A$9,000 in borrowing costs and bank fees; A$114,000 for motor vehicles costs; A$113,000 for stock transfer agent services; A$104,000 for office and computing consumables; A$33,000 for other contractors including external information technology consultants; A$86,000 for staff support costs; A$545,000 for rent of offices in Melbourne, Mt Isa, Perth and New York and an apartment in Melbourne; A$46,000 for subscription to industry papers and services; A$176,000 for telecommunications support; A$129,000 for depreciation of non-field assets and minor equipment purchases; A$11,000 for Delaware franchise tax; and A$10,000 in donations to local community groups. For the year ended December 31, 2013, there was a reduction of A$512,000 in rent of offices, A$149,000 in telephone and internet charges, A$302,000 in the corporate management and service fees charged to us by AXIS and A$1,697,000 in salaries and salary related matters incurred on behalf of the Company charged to us by AXIS and direct salaries paid by Paradise as a result of the Company’s main focus of updating and completing the studies for the Paradise phosphate project being completed in 2012 and as a  result of the reduction in activity of the phosphate business due to funding constraints. Included within administration expenses of A$2,946,000 (2012: A$5,850,000) is an amount of A$1,932,000 (US$1,715,000) (2012: A$2,504,000) billed to us by AXIS.

Accordingly, the loss from operations decreased from A$20,326,000 for the year ended December 31, 2012 to A$7,549,000 (US$6,699,000) for the year ended December 31, 2013.

A increase in foreign currency exchange loss of A$19,000 for the year ended December 31, 2012 to A$354,000 (US$314,000) in the year ended December 31, 2013 was recorded as a result of the movement in the Australian dollar versus the US dollar.

A milestone payment to the Company of A$2,551,000 (US$2,264,000) under the Central Arnhem Land and Merlin Orbit Projects sale agreement dated December 4, 2009 was recorded during 2013, for which there was no equivalent in 2012.

During December 2012, the Company made an assessment of the current net assets value of the investment in NCRC from the information available and determined that a provision for impairment was appropriate. The Company recorded an impairment of equity investment for 2013 A$nil (2012: A$471,000).

An increase in the provision for allowance for doubtful receivable has been recorded of A$3,660,000 (US$3,248,000) as of December 31, 2013 (2012: recovery A$3,063,000). At  December 2011, management made an assessment of the carrying value of the receivable from AXIS and concluded that it needed to make an allowance for doubtful receivable. During 2012, AXIS repaid part of the receivable to the Company. During 2013 the Company advanced AXIS funds to cover future costs and the Company provided a full provision for doubtful receivable of A$6,964,000 which is the amount due from AXIS at December 31, 2013.

A net realised gain of A$27,000 (US$24,000) was recorded on sale of assets, being the difference between cost and sale price was recorded for the year ended December 31, 2013 (2012: A$94,000).

The Company has written off/written down assets of A$923,000 (US$819,000) for the year ended December 31, 2013 (2012: A$325,000). During 2012, the Company reviewed the assets held and adopted a plan to dispose of its assets relating to land and buildings and motor vehicles with a plan to dispose of its assets which were surplus to its needs. During 2013, an impairment loss of A$905,000 (US$803,000) was recognized and assets written off amounted to A$18,000 (US$16,000). At  December 31, 2013, all impaired asset available for sale are part of current assets – assets held for sale.

The loss from continuing operations before income taxes was A$17,984,000 for the year ended December 31, 2012 compared to A$9,971,000 (US$8,848,000) for the year ended December 31, 2013.

During 2013, the Company has recorded benefit from income taxes of A$729,000 (US$647,000) (2012: provision A$650,000), as a result of further interpretation of tax legislation, the interim tax paid on the transfer of the phosphate assets to a 100% owned subsidiary of Legend has been revised.

The equity losses in unconsolidated entities for the year ended December 31, 2013 amounted to A$nil (2012: A$124,000). The Company holds a 31.50% interest in NCRC and accounts for this investment using the equity method of accounting.

The net loss for continuing operations was A$18,758,000 for the year ended December 31, 2012 compared to a net loss of A$9,242,000 (US$8,201,000) for the year ended December 31, 2013.

At January 1, 2013, the Company held a controlling 41.9% interest in MED.  Net income of A$7,248,000 (US$6,432,000) (2012: loss A$4,662,000) was recorded on discontinued operations for the year ended December 31, 2013. The Company recorded a gain on disposal of discontinued operations of A$9,194,000 (US$8,159,000) (2012: A$nil) (refer note 8 to the financial statements); a net loss from discontinued operations of A$2,723,000 (US$2,416,000) (2012: A$5,955,000); equity in losses of unconsolidated entities of A$25,000 (US$22,000) (2012: A$311,000); amortization of mineral rights of A$350,000 (US$311,000) (2012: A$1,398,000) which was offset by a share of net profit attributable to non-controlling interests of discontinued operations of A$1,152,000 (US$1,022,000) (2012: A$3,002,000).

The net loss amounted to A$1,994,000 (US$1,769,000) for the year ended December 31, 2013 compared to A$23,420,000 for the year ended December 31, 2012.

Liquidity and Capital Resources

We have historically funded our operations through fund raisings noted below.

As of December 31, 2013, the Company has  A$2,000 (US$2,000).

During 2013, net cash used in operating activities was A$13,333,000  (US$11,832,000), as compared to A$18,046,000 in 2012, primarily consisting of the net loss of A$1,994,000 (US$1,769,000) (2012: A$23,420,000) adjusted for non cash items including  depreciation and amortization of A$441,000 (US$391,000) (2012: A$1,179,000), an increase in accounts receivable of A$1,039,000 (US$922,000) (2012: A$298,000); a decrease in prepayments and deposits of A$47,000 (US$42,000) (2012: A$112,000); a decrease in inventories of A$80,000 (US$71,000) (2012: A$nil); payment of financing costs of A$6,441,000 (US$5,716,000) (2012: increase A$6,441,000); and a increase in accounts payable and accrued expenses of A$77,000 (US$68,000)  (2012: A$93,000). The primary reason for the decrease in cash balances at December 31, 2013 has been the repayment of the convertible note; and borrowings under a loan facility.

Net cash provided by/(used in) investing activities was A$17,310,000 (US$15,361,000) (2012: used A$1,061,000). The major components in 2013 were of the proceeds from the sale of 59,000,000 shares in MED for A$12,740,000 (US$11,305,000) (2012: A$nil); additions to property and equipment of A$39,000 (US$35,000) (2012: A$nil); development costs A$129,000 (US$114,000) (2012: A$1,185,000); and proceeds from sale of property and equipment A$4,738,000 (US$4,205,000) (2012: A$156,000).

Net cash provided by/(used in) financing activities was (A$7,170,000) ((US$6,362,000)) (2012: A$15,090,000) being the private placement of 195,000,000 shares for net proceeds of A$9,918,000 (US$8,801,000) (2012: A$2,256,000), offset by repayments under finance leases of A$101,000 (US$90,000) (2012: A$217,000); proceeds from bank overdraft A$179,000 (US$159,000) (2012: A$nil); proceeds of loan of A$850,000 (US$754,000) (2012: A$nil); advances to affiliates of A$5,016,000 (US$4,451,000) (2012: advance by A$3,342,000), repayment of long term debt of A$2,541,000 (US$2,255,000) (2012: A$291,000); and repayment of convertible debenture A$10,459,000 (US$9,280,000) (2012: A$nil) for which proceeds were received in fiscal 2012 of A$10,000,000.

Net cash provided by discontinued operations was A$1,946,000 (US$1,727,000) (2012: A$4,662,000).

During 2013, AXIS charged the Company A$2,375,000 (US$2,107,000) for management and administration services and A$1,130,000 (US$1,003,000) for exploration services. The Company paid A$9,172,000 (US$8,139,000) for 2013 charges and funding advances. For 2013 AXIS repaid A$2,916,000 (US$2,588,000) to the Company and accordingly, the Company recorded an increase in the provision of A$3,660,000 (US$3,248,000). For 2013, the Company charged AXIS interest of A$263,000 (US$213,000) at a rate of 9.34%. The net amount  owed by AXIS at December 31, 2013 of A$6,964,000 (US$6,180,000) has been fully provided for.

During the year, in accordance with agreements entered into in 2004 between various third parties and MED (prior to Legend holding an equity interest in MED), and Legend being assigned certain rights under those agreements by the third parties in 2009 (refer narrative in Part 1 of this Form 10-K), MED paid Legend A$2,000,000 on the commissioning of the plant at the Merlin diamond mine and a further amount of A$551,000 is due. Further payments may be made in the future depending on the success of exploration and mining operations at the Merlin diamond mine.

We plan to continue our exploration and development program throughout 2013 and the Company has an obligation to incur expenditure on phosphate projects of A$350,000, and other commodity projects of A$100,000. Our budget for general administration costs for 2014 is A$1,915,000.

On January 16, 2013, Legend announced that (i) it had placed 150 million shares of common stock to a third party at a price of US$0.05 per share to raise US$7.5 million. Closing of the first tranche of this placement of 45 million shares raising US$2,250,000 occurred on February 20, 2013. Between January and March, 2013, Legend sold 59 million shares for a total consideration of A$9,918,000 and used the funds from the capital raisings and sale of MED shares to repay the Paradise convertible note.

Paradise will continue discussions with potential strategic partners in relation to participating in the full development of the fertilizer complex in Mt Isa, Queensland, Australia. Legend has been progressing these discussions with various international industry fertilizer corporations for over 12 months and expects to finalise any potential transaction in 2014, however, any delays in finalising a transaction will not hold up the initial development of phosphate rock production.

The Company has historically funded its activities from funds provided by capital raising through the issuance of its shares and from advances from affiliated entities. The Company has in place a planning and budgeting process to help determine the funds required to support the Company's operating requirements and its exploration and pre-development plans. The Company has announced that intends to undertake a rights issue of shares to existing shareholders on the basis of one new shares for each existing share on issue, at a price of US$0.05 per share. The documents have been forwarded to the SEC for comment.  Based on this process and the amount of the Company's cash and other current assets as of December 31, 2013, management believes if it can obtain the capital raising as discussed above, that the Company will have sufficient operating liquidity to sustain its activities through 2014. However, as the Company has not yet generated income producing activities, it will continue to seek opportunities to raise additional funds from capital raising efforts through the issuance of its shares, funding from affiliated entities as may be available and other financing arrangements until which time as the Company can commence revenue producing activities.

The report of our independent registered public accounting firm on our consolidated financial statements as of December 31, 2013 and 2012, and for the years ended December 31, 2013 and 2012, includes a paragraph questioning our ability to continue as a going concern. This paragraph indicates that we have not yet commenced revenue producing operations, have incurred net losses from inception, and have an accumulated (deficit) of A$171,921,000 which conditions raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

As future exploration and development activities will require additional financing, the Company is pursuing various strategies to accomplish this including obtaining third parties to take an ownership interest in or to provide financing for the anticipated development activities related to the phosphate project, as well as capital raising through share issuances and sale of assets.

Contractual Obligations	Total A$000’s	Less than 1 year A$000’s	1-3 Years A$000’s	3-5 Years A$000’s	More than 5 years A$000’s
Bank overdraft	179	179	-	-	-
Short term debt obligations	850	850	-	-	-
Capital lease obligations	106	53	53	-	-
Operating lease obligations	5	5	-	-	-
	1,140	1,087	53	-	-

Impact of Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements on the Company’s annual financial statements, see Note 2 to the Company’s Consolidated Financial Statements which are included herein.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company reports in A$ and holds cash denominated in US dollars. At December 31, 2013, this amounted to US$2,000 (A$2,000). A change in the exchange rate between the A$ and the US$ will have an effect on the amounts reported in the Company’s consolidated financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the US$ exchange rate will have no effect on the consolidated balance sheet and statement of comprehensive loss.

Item 8.	Financial Statements and Supplementary Data.

See the Financial Statements beginning on page F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants or any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two years ended December 31, 2013.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2013. This assessment was based on criteria for effective internal control over financial reporting established in the 1992 edition of Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

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

(c)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the last quarter of 2013 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

(d)	Other

We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of December 31, 2013, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets out certain information concerning the Company’s executive officers and directors.

Name	Age	Position(s) Held

Joseph Gutnick	61	Chairman of the Board President, Chief Executive Officer and Director.

David Tyrwhitt	75	Director

Manish Gupta	46	Director

Dr Allan Trench	50	Director

Henry Herzog	72	Director

Peter Lee	56	Secretary, Chief Financial Officer and Principal Accounting Officer.

Craig Michael	36	Executive General Manager.

Edward Walker	42	General Manager Project Development – Paradise.

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

Joseph Gutnick

Mr Gutnick has been Chairman of the Board, President and Chief Executive Officer since November 2004 and has been Chairman of the Board, President and Chief Executive Officer of numerous public listed companies in Australia and the USA specialising in the mining sector since 1980. Mr Gutnick is currently Chairman of the Board, President and Chief Executive Officer of Golden River Resources Corporation, Northern Capital Resources Corporation, Great Central Resources Corporation, Consolidated Gems, Inc. and Aurum, Inc., US corporations; and Executive Chairman and Managing Director of Merlin Diamonds Limited, Top End Minerals Limited and Quantum Resources Limited, all listed on Australian Securities Exchange. He has previously been a Director of Acadian Mining Corporation and Royal Roads Corporation in the last five years. Mr Gutnick was previously a Director of the World Gold Council.  He is a Fellow of the Australasian Institute of Mining & Metallurgy and the Australian Institute of Management and a Member of the Australian Institute of Company Directors.

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

Allan Trench

Dr Trench was appointed a Director in August 2008. Dr Allan Trench is a geologist/geophysicist and business management consultant with approximately 20 years experience within the Australian resources sector across a number of commodity groups and is currently a Director of Navigator Resources Ltd, Pioneer Resources Limited, Trafford Resources Ltd, Enterprise Metals Ltd, Hot Chili Limited and Venturex Resources Limited. He was Chairman of the Board and a Director of Acadian Mining Corporation (ADA:TSX) from 2009 to 2013. Dr Trench was the Exploration Manager for WMC for the Leinster-Mt Keith region and then managed a number of exploration companies associated with Mr Joseph Gutnick before joining McKinsey & Company as a management consultant. In his role at McKinsey, Dr Trench was an advisor to a number of large international resources companies on strategic, organization and operational issues. From 2004 to 2006 Dr Trench was employed in a contract role as corporate strategist end benchmarking manager at Woodside Energy, helping to building Woodside’s capability in strategy, benchmarking and performance improvement across its global asset portfolio. Following this, he was employed by the CRU Group and was firstly responsible for global copper research managing a team of 12 analysts, then as Regional Director - Australasia. Dr Trench also currently holds the titles of Research Professor of Mineral Economics at the Graduate School of Business, Curtin University, Adjunct Professor to the WA School of Mines, Curtin University and Research Professor (Value & Risk) at the Centre for Exploration Targeting, University of Western Australia.

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

Peter Lee

Mr Lee has been Chief Financial Officer since March 2005 and Secretary since November 2004.  He is a Director, Chief Financial Officer and Secretary of Golden River Resources Corp, a Delaware corporation (GORV.OB), Secretary of Aurum, Inc. (AURM.OB), Chief Financial Officer and Secretary of Consolidated Gems, Inc (CGEM.OB), Northern Capital Resources Corp and Great Central Resources Corp, and Chief Financial Officer and Company Secretary of Merlin Diamonds Limited, a Director, Chief Financial Officer and Company Secretary of Top End Minerals Ltd and Quantum Resources Limited, and Company Secretary of Paradise Phosphate Limited all listed on Australian Securities Exchange. Mr Lee was also a Director of Acadian Mining Corporation (ADA:TSX) until October 2013. Mr Lee is a Member of the Institute of Chartered Accountants in Australia, a Fellow of Governance Institutue of Australia Ltd., a Member of the Australian Institute of Company Directors and holds a Bachelor of Business (Accounting) from Royal Melbourne Institute of Technology. He has over 30 years commercial experience.

Mr Lee devotes a majority of his business time to the affairs of the Company.

Craig Michael

Mr. Michael is Executive General Manager of the Company, a position he held between September 2007 and April 2012, and then again from December 2013. He was Chief Executive Officer of Paradise Phosphate Limited until November 2013. Mr. Michael has extensive experience as a geology professional in the mining and resources industry. He is currently Executive Director of Merlin Diamonds Limited (ASX:MED) and was previously a Director of Aurum, Inc (AURM:OB) until November 2013. His previous work was with Oxiana Ltd in South East Asia and Sons of Gwalia in the goldfields of Western Australia. Mr Michael is a member of the Australian Institute of Mining and Metallurgy and a Member of the Institute of Company Directors in Australia.

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

Involvement on Certain Material Legal Proceedings During the Last Ten Years

Except as described below, no director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations.  No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities. No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

On August 27, 2013 the Supreme Court of Australia found in favour of a shareholder of an entity of which Joseph Gutnick is a director in respect of the purchase of shares in that entity from Mr Gutnick by that shareholder.  The Court found and made orders that (i)  notwithstanding that the purchase by the plaintiff was for a total of A$1,000,000, the investor was not a sophisticated investor within the meaning of the Corporations Act 2001 (Cth) by reason of the fact that the investment funds were paid by a number of instalments.  The Court held that only a purchase where a minimum of A$500,000 was paid as a first payment qualified the purchase as a sophisticated investor and thereby exempted the seller from providing a disclosure statement.  In consequence, the Court ordered the share purchase agreement be rescinded and declared void and that Mr Gutnick repay the plaintiff the $1,000,000 purchase price.

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

Our Board of Directors consists of five members, of whom three would meet the director independence requirement of the NASDAQ Stock Market.

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
Melbourne, Victoria 3004 Australia

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, our Directors, executive officers and beneficial owners of more than 10% of the outstanding Common Stock are required to file reports with the Securities and Exchange Commission concerning their ownership of and transactions in our Common Stock and are also required to provide to us copies of such reports.  Based solely on such reports and related information furnished to us, we believe that in fiscal 2013 all such filing requirements were complied with in a timely manner by all Directors and executive officers and 10% stockholders.

Item 11.	Executive Compensation.

The following table sets forth the annual salary, bonuses and all other compensation awards and pay outs on account of our Chief Executive Officer, Chief Financial Officer and Secretary and Executive General Manager for services rendered to us during the fiscal years ended December 31, 2013, and 2012.

Summary Compensation Table

Name and Principal Position	Year	Salary (A$)	Bonus (A$)	Stock Awards (A$)	Option Awards (A$)	Non-Equity Incentive Plan Compensation (A$)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (A$)	All Other Compensation (A$)	Total (A$)
Joseph Gutnick, Chairman of the Board, President and CEO of Legend and Executive Chairman of Paradise	2013 2012	373,218 773,459	- -	- -	- -	- -	- -	65,035 107,345	438,253 880,804
Peter Lee, CFO & Secretary of Legend and Company Secretary of Paradise	2013 2012	137,326 227,967	- -	- -	- -	- -	- -	26,862 39,997	164,188 267,964
Craig Michael, Chief Executive Officer Paradise, May 2012 to November 2013, Executive General Manager of Legend January 2012 to April 2012 and November 2013 to current	2013 2012	177,575 365,166	- -	- -	- -	- -	- -	124,871 154,797	302,446 519,963

(i)	Includes share of superannuation contributions made in accordance with applicable laws in Australia.
(ii)	Includes share of cost of motor vehicle costs applicable to Messrs. Gutnick, Lee and Michael and accommodation for Mr Michael as provided by the Company.

The services of our Chief Executive Officer and Chief Financial Officer & Secretary, are provided to us pursuant to a Service Agreement effective December 1, 2004 (the “Service Agreement”) by and between AXIS Consultants Pty Limited and ourselves.

Grants Of Plan-Based Awards In Fiscal 2013

There were no options granted to executive officers during fiscal 2013.

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

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2013, information regarding options under our 2006 stock option plan, our only active plan.  The 2006 stock option plan has been approved by our stockholders. Outstanding options under this plan that are forfeited or cancelled will be available for future grants.  All of the options are for the purchases of our Common Stock.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available future issuance under equity compensation (excluding securities reflected in Column One)
Equity compensation plans approved by security holders	21,087,500	A$1.35	24,426,047
Equity compensation plans not approved by security holders	-	-	-

Director Compensation

Name	Fees Earned or Paid in Cash (A$)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total (A$)
David Tyrwhitt	66,000	-	-	-	-		66,000
Manish Gupta	60,000	-	-	-	-		60,000
Dr Allan Trench	66,000	-	-	-	-		66,000
Henry Herzog	66,000	-	-	-	-		66,000

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

The following table sets out, to the best of our knowledge, the numbers of shares in us beneficially owned as at March 21, 2014 by:

(i)	each of our present Executive Officers and Directors,

(ii)	each person (including any “group” as that term is defined in Section 13(d)(3) of the Securities Exchange Act) who beneficially owns more than 5% of our Common Stock, and

(iii)	all of our present Directors and officers as a group.

Title of Class	Name	Number of Shares Owned		Percentage of Shares (1)
Shares of Common Stock	Joseph and Stera Gutnick *	75,926,726	(2)(3)(4)(5)	17.10

Shares of Common Stock	David Tyrwhitt *	1,000,000	(6)	**

Shares of Common Stock	Manish Gupta	350,000	(8)	**

Shares of Common Stock	Allan Trench *	350,000	(9)	**

Shares of Common Stock	Henry Herzog *	1,234,940	(10)(11)	**

Shares of Common Stock	Peter Lee *	2,575,000	(12)	**

Shares of Common Stock	Craig Michael *	1,550,000	(13)	**

Shares of Common Stock	Edward Walker *	500,000	(14)	**

	All officers and Directors As a Group	83,486,666		18.80

Shares of Common Stock	Planetes International Ltd. Unit 820, 8th Floor, Block A Damansara Intan 1, Jalan SS 20/27 47400 Petaling Jaya Selangor, Malaysia	150,000,000		33.8

Shares of Common Stock	Regals Fund LP 152 West 57th Street, 9th Floor New York, NY 10119	115,345,195	(15)	25.98

Shares of Common Stock	Kisan International Trading, FZE Emaar Business Park No.2, Office 562, Jebel Ali Dubai, UAE Post Box 261835	34,300,464	(16)	7.72

*	unless otherwise indicated, the address for each person is C/- Legend International Holdings, Inc., Level 8, 580 St Kilda Road, Melbourne, Victoria 3004, Australia.
**	less than 1%

Notes relating to Item 12:

(1)	Based on 444,047,971 shares outstanding as of March 21, 2014.

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

During 2012, AXIS charged the Company A$3,906,000 for management and administration services and A$2,137,000 for exploration and development services. The Company paid A$3,896,000 for 2012 charges and AXIS repaid A$915,000. At December 31, 2011, management considered the recoverability of the amount owed by AXIS and in accordance with the requirements of accounting standards provided a A$6,800,000 provision for doubtful receivable during the 4th quarter of 2011. For 2012, the Company recorded an reversal to the provision of A$3,063,000. For 2012, the Company charged did not charged AXIS interest. The amount owed by AXIS at December 30, 2012 under non-current assets –receivables - affiliates was A$645,000.

During 2013, AXIS charged the Company A$2,375,000 (US$2,107,000) for management and administration services and A$1,130,000 (US$1,003,000) for exploration and development services. The Company paid A$9,172,000 (US$8,139,000) for 2013 charges and funding advances. For 2013, AXIS repaid A$2,916,000 (US$2,588,000) to the Company. The Company recorded an increase in the provision of A$3,660,000 (US$3,248,000) For 2013, the Company charged AXIS interest of A$263,000 (US$213,000) at a rate of 9.34%. The amount owed by AXIS at December 31, 2013 was A$6,964,000 (US$6,180,000), which has been fully provided for. The Company has made advances to AXIS in connection with the ongoing business relationship between the two parties, which have been disclosed in the Company’s SEC reports and which bear interest at market rates, but which are not specifically provided for in the AXIS Services Agreement.  The purpose of such advances is to assist AXIS in meeting its ongoing cash flow requirements in order to assure that AXIS has the necessary resources to provide services to the Company on an as needed basis.  The Company has not suffered any financial losses to date on account of such advances. On March 25, 2014, the Company and AXIS entered into a loan agreement and grantor security deed (floating charge). Under the loan agreement,  interest is charged at the ANZ Banking Group Ltd reference rate and the amount is due to be repaid on March 25, 2015. The grantor security deed (floating charge) provides security to the Company in the form of a floating charge over the assets of AXIS.

During the 2011 year, Edinox Pty Ltd (“Edinox”), a company associated with Mr J I Gutnick, advanced the Company A$2,264,000. The Company has provided security in the form of properties owned by Legend for the advance. Under the terms of the agreement the advance was repayable on April 2, 2012 but was extended to at call. At December 31, 2012 the amount owed by the Company to Edinox under current liabilities - advances from affiliates was A$2,264,000. For the year ended December 31, 2013, Edinox charged the Company interest of A$39,000 (US$35,000) at a rate between 4.74% and 5.14%. As at December 31, 2013 the Company had repaid the total amount owing including accrued interest.

The Company appointed Mr Mordechai Gutnick, as the Company’s General Manager, Business in December, 2007. Mr Gutnick is the son of Joseph Gutnick, the Company’s President and Chairman of the Board. Mr Mordechai Gutnick receives an annual salary paid via AXIS.  In addition, in December, 2007, Mr Mordechai Gutnick was granted 2,000,000 stock options.

At December 31, 2012, the Company’s holding in MED was 59,485,537 shares (50.69%). During fiscal 2013, the Company sold 59 million shares in MED for consideration of A$12,740,000 and at December 31, 2013, holds 485,357 shares in MED, representing 0.23% of the issued shares of MED.

During the year ended December 31, 2013 the Company charged MED A$75,000 for the sale of motor vehicles, A$4,000 for direct costs, A$2,551,000 for the milestone payment due under the Central Arnhem and Merlin Orbit Projects sale agreement dated December 4, 2009 and MED paid $2,000,000.  At December 31, 2013 the amount owed by MED to the Company under current assets – receivables is A$630,000.

During the 20010 and 2011 years, the Company took additional private placements of shares of common stock in Northern Capital Resources Corp (“NCRC”). At December 31, 2013, the Company held 31.50% of the shares of NCRC (2012:31.50%). The Company’s President and Chief Executive Officer and one of its independent Directors (Dr Tyrwhitt) are President and Chief Executive Officer and Director respectively of NCRC and certain companies with which the Company’s President is affiliated own approximately 39.85% of the outstanding shares of NCRC.

Transactions with Management

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

Item 14.	Principal Accounting Fees and Services.

The following table shows the fees incurred for fiscal 2013 and 2012.

	2013 A$000s	2012 A$000s

Audit fees	131	128
Tax fees	24	17
Total	155	145

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

Dated: March 26, 2014

FORM 10-K Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature		Title	Date

/s/ Joseph Gutnick
1.	……………………………	Chairman of the Board,
	Joseph Gutnick	President and Chief Executive
Officer (Principal Executive
		Officer) and Director	March 26, 2014

/s/ David Tyrwhitt
2.	……………………………	Director	March 26, 2014
David Tyrwhitt

/s/ Peter Lee
3.	…………………………….	Chief Financial Officer and
	Peter Lee	Secretary (Principal Financial
		and Accounting Officer)	March 26, 2014

/s/ Allan Trench
4.	……………………………	Director	March 26, 2014
Allan Trench

/s/ Henry Herzog
5.	……………………………	Director	March 26, 2014
Henry Herzog

6.	……………………………	Director	March , 2014
Manish Gupta

EXHIBIT INDEX

Incorporated by
Reference to:

Exhibit No.	Exhibit

1.1	Subscription Agreement (1)

3.1	Certificate of Incorporation (1)

3.2	Amended Certificate of Incorporation (2)

3.3	Bylaws (1)

3.4	Specimen Stock Certificate (1)

3.5	Amendment to Certificate of Incorporation dated December 5, 2007 (6)

3.6	Amendment to Certificate of Incorporation dated August 2, 2011 (14)

3.7	Amendment to Certificate of Incorporation dated March 4, 2013 (5)

10.1	2006 Incentive Option Plan (3)

10.2	Contract for the Sale of Mining Tenements (4)

10.3	Subscription Agreement dated as of December 12, 2007 (6)

10.4	Agreement with Iron Duyfken Pty Limited dated November 2, 2007 (7)

10.5	Agreement with Ansett Resources & Industries Pty Ltd. dated November 7, 2007 (7)

10.6	Agreement with King Eagle Resources Pty Limited dated December 7, 2007 (8)

10.7	Form of Subscription Agreement for BMO Offering (9)

10.8	Agency Agreement dated as of June 3, 2008 (9)

10.9	Registration Rights Agreement dated as of June 3, 2008 (9)

10.10	Form of Broker Warrant (9)

10.11	Share Options agreement dated July 14, 2008 with Indian Farmers Fertilizer Cooperative Limited (IFFCO)(10)

10.12	Service Agreement with AXIS Consultants Pty Ltd dated February 25, 2005 (11)

10.13	US$ Aircraft Loan Facility Agreement (12)

10.14	Asset Sale Agreement dated February 7, 2012 between Legend International Holdings, Inc. and Paradise Phosphate Pty Ltd (13)

10.15	Service Deed dated February 7, 2012 between Legend International Holdings, Inc. and Paradise Phosphate Pty Ltd (13)

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

10.22
Security Trust Deed dated February 7, 2012 between Legend International Holdings, Inc., Paradise Phosphate Pty Ltd., Acorn Capital Limited, and Australian Microcap Investments Pty Ltd. as trustee for Microcap Investment Trust 1 and Australian Microcap Investments Pty Ltd. as trustee for Microcap Investment Trust 2 (13)

10.23
Deed of Amendment (Convertible Note Agreement) dated 27 April 2012 between Legend International Holdings, Inc., Paradise Phosphate Pty Ltd., Acorn Capital Limited, and Australian Microcap Investments Pty Ltd. as trustee for Microcap Investment Trust 1 and Australian Microcap Investments Pty Ltd. as trustee for Microcap Investment Trust 2 (13)

10.24
Second Deed of Amendment (Convertible Note Agreement) dated 17 January 2013 between Legend International Holdings, Inc., Paradise Phosphate Pty Ltd., Acorn Capital Limited, and Australian Microcap Investments Pty Ltd. as trustee for Microcap Investment Trust 1 and Australian Microcap Investments Pty Ltd. as trustee for Microcap Investment Trust 2 (13)

10.25	Share Purchase Agreement dated 17 January 2013 between Newton Centre Development Limited and Legend International Holdings, Inc.

10.26	Share Purchase Agreement dated 8 March 2013 between Goh Hin Calm and Legend International Holdings, Inc.

10.27	Share Purchase Agreement dated 8 March 2013 between Tan Boon Kiat and Legend International Holdings, Inc.

10.28	Loan Agreement between AXIS Consultants Pty Ltd and Legend International Holdings Inc dated March 25, 2014 (5)

21.1	Subsidiaries of the Registrant (5)

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Joseph Isaac Gutnick (5)

31.2	Certification of Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter James Lee (5)

32.1	Certification of Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Joseph Isaac Gutnick (5)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Peter James Lee (5)

101
The following materials from the Legend International Holdings, Inc. Report on Form 10-K for the year ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Comprehensive Loss, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) consolidated statements of stockholders’ equity (deficit) and (v) related notes.

	#101.INS	XBRL Instance Document.
	#101.SCH	XBRL Taxonomy Extension Schema Document.
	#101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
	#101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
	#101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
	#101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

#           Filed herewith.  In accordance with Rule 406% of Regulation S-%, these interactive date files are deemed “not filed” for purposes of section 18 of the Exchange Act, and otherwise are not subject to liability under that section.

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

Consolidated Financial Statements for the years ended December 31, 2013 and 2012.

Legend International Holdings, Inc.
Audited Consolidated Financial Statements for the Company for the years ended December 31, 2013 and 2012.

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)

Consolidated Financial Statements

December 31, 2013 and 2012

(with Report of Independent Registered Public Accounting Firm)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Legend International Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Legend International Holdings, Inc. (a Development Stage Company) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive loss, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2013 and 2012 and the cumulative amounts from inception, January 5, 2001 through December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, theconsolidated financial statements referred to above present fairly, in all material respects, the financial position of Legend International Holdings, Inc. (a Development Stage Company) at December 31, 2013 and 2012, and the results of its operations and its cash flows for the periods indicated above in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in note 1, at December 31, 2013 the Company had not yet commenced revenue producing operations and had a retained deficit of A$171,921,000 (US$152,563,000). These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management’s plans in regard to these matters are also discussed in note 1.

New York, NY	/s/ PKF O’Connor Davies
March 26, 2014	A Division of O’Connor Davies, LLP

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Balance Sheet
December 31, 2013

	2013 A$000s	2012 A$000s	Convenience Translation 2013 US$000s
ASSETS

Current Assets:
Cash	2	2,889	2
Receivables	1,371	440	1217
Prepayments	101	123	89
Receivables - affiliates	-	464	-
Marketable securities	38	-	34
Assets held for sale	85	3,371	75
Inventories	101	172	90
Total Current Assets	1,698	7,459	1,507

Non-Current Assets:
Property and equipment, net	2,186	7,610	1,940
Other investments	200	379	177
Deposits	464	1,085	412
Receivables - affiliates	-	381	-
Prepayments	-	18	-
Development costs	2,996	2,867	2,659
Mineral rights	-	14,095	-
Goodwill	-	1,093	-
Total Non-Current Assets	5,846	27,528	5,188

Total Assets	7,544	34,987	6,695

LIABILITIES

Current Liabilities:
Bank overdraft	179	-	159
Accounts payable and accrued expenses	1,408	2,640	1,249
Accrued financing costs	-	6,441	-
Advances from affiliates	-	2,264	-
Convertible notes	-	10,000	-
Current tax liability	-	650	-
Short-term debt	850	310	755
Lease liability	53	143	47
Total Current Liabilities	2,490	22,448	2,210

Non-Current Liabilities:
Reclamation and rehabilitation provision	66	1,093	59
Long-term debt	-	2,199	-
Lease liability	53	109	47
Total Non-Current Liabilities	119	3,401	106

Total Liabilities	2,609	25,849	2,316

Commitments and Contingencies

Stockholders’ Equity
Preferred stock: US$.001 par value, 20,000,000 shares authorised, none issued and outstanding.
Common stock: US$.001 par value, 1,250,000,000 and 400,000,000 shares authorised
444,047,971 and 249,047,971 shares issued and outstanding	496	298	440
Additional paid-in-capital	177,423	166,812	157,445
Accumulated other comprehensive income/(loss)	(1,063)	(1,063)	(943)
Retained (deficit) prior to exploration activities	(839)	(839)	(745)
Retained (deficit) during exploration period	(105,495)	(105,495)	(93,616)
Retained (deficit) during development period	(65,587)	(63,593)	(58,202)

Legend Stockholders’ Equity (Deficit)	4,935	(3,880)	4,379
Non-controlling interests	-	13,018	-

Total Equity	4,935	9,138	4,379

Total Liabilities and Equity	7,544	34,987	6,695

The accompanying notes are integral part of the consolidated financial statements.

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statements of Comprehensive Loss

	For the years ended December 31		Convenience Translation	January 5, 2001 (Inception) to December 31,
	2013 A$000s	2012 A$000s	2013 US$000s	2013 A$000s
Revenues:

Sales	-	-	-	6
less cost of sales	-	-	-	(1)

Gross profit	-	-	-	5

Other income
Interest income – related entity	263	-	233	704
Interest income – other	43	116	38	8,933
Other	-	2	-	12
Total other income	306	118	271	9,649

Costs and expenses:
Legal, accounting and professional	550	1,686	488	5,452
Exploration expenditure	3,142	4,584	2,788	75,896
Aircraft costs	364	769	323	3,948
Stock based compensation	-	44	-	12,817
Interest expense	683	1,256	606	2,496
Financing costs	170	6,255	151	6,426
Impairment of investment	-	-	-	327
Administration expenses	2,946	5,850	2,614	45,009
Total costs and expenses	7,855	20,444	6,970	152,371

(Loss) from operations	(7,549)	(20,326)	(6,699)	(142,717)
Foreign currency exchange (loss)	(354)	(19)	(314)	(576)
Milestone payment	2,551	-	2,264	2,551
Impairment of equity investment	-	(471)	-	(6,125)
Impairment of other investment	-	-	-	(719)
Recovery of /(provision for) allowance for doubtful receivable	(3,660)	3,063	(3,248)	(6,964)
Realized/unrealized gain/(loss) on marketable securities	(63)	-	(56)	123
Loss on other investments	-	-	-	(371)
Gain/(loss) from sale of property and equipment	27	94	24	(47)
Writeoff/writedown of assets	(923)	(325)	(819)	(1,525)

(Loss) from continuing operations before income taxes	(9,971)	(17,984)	(8,848)	(156,370)
Benefit from /(provision) for income taxes	729	(650)	647	79

(Loss) from continuing operations before equity in (losses) of unconsolidated entities	(9,242)	(18,634)	(8,201)	(156,291)
Equity in (losses) of unconsolidated entity	-	(124)	-	(8,750)

Net (loss) from continuing operations	(9,242)	(18,758)	(8,201)	(165,041)

Discontinued operations
Gain on disposal of discontinued operations	9,194	-	8,159	9,194
Equity in (losses) of unconsolidated entities	(25)	(311)	(22)	(991)
Net (loss) from discontinued operations	(2,723)	(5,955)	(2,416)	(24,345)
Amortization of mineral rights	(350)	(1,398)	(311)	(5,128)
Adjustment to fair value on stepped acquisition	-	-	-	2,201
Net profit/(loss) attributable to non-controlling interests of discontinued operations	1,152	3,002	1,022	12,189

Net income/(loss) from discontinued operations	7,248	(4,662)	6,432	(6,880)

Net (loss)	(1,994)	(23,420)	(1,769)	(171,921)

Other Comprehensive Income/(Loss):
Foreign currency translation adjustments	-	-	-	(1,063)

Comprehensive (loss)	(1,994)	(23,420)	(1,769)	(172,984)

Basic and diluted net income/(loss) per common equivalent share
Net income/(loss) from continuing operations per share	(0.03)	(0.08)	(0.02)	(1.19)
Net income/(loss) from discontinued operations per share	0.02	(0.02)	0.02	(0.05)
Basic and diluted net income/(loss) per common equivalent shares	(0.01)	(0.10)	(0.00)	(1.24)

Weighted average number of common equivalent shares used in per share calculations	362,822	237,913	362,822	139,088

The accompanying notes are integral part of the consolidated financial statements.

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
for the period ended December 31, 2013

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
for the period ended December 31, 2013
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

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
for the period ended December 31, 2013
(continued)

Common Stock
Shares 000s	Par Value A$000s	Additional Paid-In Capital A$000s	Accumulated Other Comprehensive Income (Loss) A$000s	Retained (Deficit) Prior to Exploration Activities A$000s	Retained (Deficit) During Exploration Period A$000s	Retained (Deficit) During Development Period A$000s	Non-Controlling Interests A$000s	Stockholders’ Equity (Deficit) A$000s

Shares issued for cash	42,000	44	109,984	-	-	-	-	-	110,028
Cost of share issues		-	(5,964)	-	-	-	-	-	(5,964)
Shares issued on cashless exercise of options	1,522	2	(2)	-	-	-	-	-	-
Shares issued on exercise of options	5,436	6	13,718	-	-	-	-	-	13,724
Shares issued for consulting fees	31	-	147	-	-	-	-	-	147
Shares issued under registration rights agreement	458	-	900	-	-	-	-	-	900
Amortization of options under stock option plan	-	-	5,186	-	-	-	-	-	5,186
Net Loss	-	-	-		-	(14,222)	-	-	(14,222)
Balance, December 31, 2008	226,316	275	154,661	38	(839)	(27,376)	-	-	126,759
Shares issued on exercise of options	18	-	3	-	-	-	-	-	3
Amortization of options under stock option plan	-	-	4,260	-	-	-	-	-	4,260
Net unrealized loss on foreign exchange translation	-	-	-	(427)	-	-	-	-	(427)
Net Loss from operations	-	-	-	-	-	(37,639)	-	-	(37,639)
Net loss from discontinued operations	-	-	-	-	-	(247)	-	-	(247)
Fair value of non-controlling interest	-	-	-	-	-	-	-	10,261	10,261
Net change in controlling/non- controlling interest	-	-	4,842	-	-	-	-	8,699	13,541
Net loss attributable to non- controlling stockholders	-	-	-	-	-	-	-	(1,612)	(1,612)
Balance, December 31, 2009	226,334	275	163,766	(389)	(839)	(65,262)	-	17,348	114,899

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
for the period ended December 31, 2013
(continued)

Common Stock
Shares 000s	Par Value A$000s	Additional Paid-In Capital A$000s	Accumulated Other Comprehensive Income (Loss) A$000s	Retained (Deficit) Prior to Exploration Activities A$000s	Retained (Deficit) During Exploration Period A$000s	Retained (Deficit) During Development Period A$000s	Non-Controlling Interests A$000s	Stockholders’ Equity (Deficit) A$000s

Shares issued on cashless exercise of options	66	-	-	-	-	-	-	-	-
Amortization of options under stock option plan	-	-	1,728	-	-	-	-	-	1,728
Options issued for consulting fees	-	-	247	-	-	-	-	-	247
Net unrealized loss on foreign exchange translation	-	-	-	(1,537)	-	-	-	-	(1,537)
Net Loss from operations	-	-	-	-	-	(31,193)	-	-	(31,193)
Net loss from discontinued operations	-	-	-	-	-	(5,136)	-	-	(5,136)
Adjustment due to purchase of additional shares in subsidiary	-	-	(2,705)	-	-	-	-	(1,327)	(4,032)
Adjustment due to issue of shares by subsidiary	-	-	772	-	-	-	-	1,692	2,464
Net loss attributable to non- controlling stockholders	-	-	-	-	-	-	-	(3,803)	(3,803)
Balance, December 31, 2010	226,400	275	163,808	(1,926)	(839)	(101,591)	-	13,910	73,637
Shares issued on cashless exercise of options	7	-	-	-	-	-	-	-	-
Amortization of options under stock option plan	-	-	452	-	-	-	-	-	452
Net unrealized gain on foreign exchange translation	-	-	-	863	-	-	-	-	863
Net Loss from operations	-	-	-	-	-	(3,904)	(36,089)	-	(39,993)
Net loss from discontinued operations	-	-	-	-	-	-	(4,084)	-	(4,084)
Adjustment due to purchase of additional shares in subsidiary	-	-	(60)	-	-	-	-	(34)	(94)
Net loss attributable to non- controlling stockholders	-	-	-	-	-	-	-	(2,619)	(2,619)
Balance, December 31, 2011	226,407	275	164,200	(1,063)	(839)	(105,495)	(40,173)	11,257	28,162

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
for the period ended December 31, 2013
(continued)

Common Stock
Shares 000s	Par Value A$000s	Additional Paid-In Capital A$000s	Accumulated Other Comprehensive Income (Loss) A$000s	Retained (Deficit) Prior to Exploration Activities A$000s	Retained (Deficit) During Exploration Period A$000s	Retained (Deficit) During Development Period A$000s	Non-Controlling Interests A$000s	Stockholders’ Equity (Deficit) A$000s

Shares issued for cash	22,640	23	2,233	-	-	-	-	-	2,256
Amortization of options under stock option plan	-	-	44	-	-	-	-	-	44
Net Loss from continuing operations	-	-	-	-	-	-	(18,758)	-	(18,758)
Net loss from discontinued operations	-	-	-	-	-	-	(4,662)	-	(4,662)
Adjustment due to purchase of additional shares in subsidiary	-	-	(3)	-	-	-	-	(29)	(32)
Adjustment due to issue of shares by subsidiary	-	-	338	-	-	-	-	4,792	5,130
Net loss attributable to non- controlling stockholders of discontinued operations	-	-	-	-	-	-	-	(3,002)	(3,002)
Balance, December 31, 2012	249,047	298	166,812	(1,063)	(839)	(105,495)	(63,593)	13,018	9,138
Shares issued for cash	195,000	198	9,720	-	-	-	-	-	9,918
Net loss from continuing operations	-	-	-	-	-	-	(9,242)	-	(9,242)
Net income from discontinued operations	-	-	-	-	-	-	7,248	-	7,248
Adjustment due to issue of shares by subsidiary	-	-	891	-	-	-	-	6,249	7,140
Adjustment for deconsolidation of subsidiary	-	-	-	-	-	-	-	(18,115)	(18,115)
Net loss attributable to non- controlling stockholders of discontinued operations	-	-	-	-	-	-	-	(1,152)	(1,152)
Balance, December 31, 2013	444,047	496	177,423	(1,063)	(839)	(105,495)	(65,587)	-	4,935

The accompanying notes are integral part of the consolidated financial statements.

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows

	For the years Ended December 31		Convenience Translation	January 5, 2001 (Inception) to December 31,
	2013 A$000s	2012 A$000s	2013 US$	2013 A$
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (Loss)	(1,994)	(23,420)	(1,769)	(171,921)

Adjustments to reconcile net loss to net cash(used) by operating activities:
Foreign currency exchange (gain) loss	354	19	314	576
Unrealized (gain)/losses on marketable securities	63	-	56	(188)
Shares and Options issued for Stock Based Compensation
- Employees	-	44	-	12,816
- Consultants	-	-	-	778
- Exploration agreement	-	-	-	518
- Registration payment arrangements	-	-	-	1,265
Provision for reclamation and remediation	(19)	22	(17)	760
Gain/loss on sale of property and equipment	(27)	(94)	(24)	450
Writedown/writeoff of assets	923	325	819	1,525
Depreciation and amortization	441	1,179	391	5,551
Gain on disposal of discontinued operations	(9,194)	-	(8,159)	(9,194)
Equity accounting loss	-	124	-	8,750
Impairment of equity investment	-	471	-	6,125
Impairment of other investment	-	-	-	719
Allowance for doubtful receivable	3,660	(3,063)	3,248	6,964
Interest receivable	(264)	(1)	(234)	(675)
Accrued interest added to principal				68
Net Change in:
Receivables	(1,039)	(298)	(922)	(3,408)
Prepayments and deposits	47	112	42	(1,523)
Inventories	80	-	71	(30)
Accrued financing cost	(6,441)	6,441	(5,716)	-
Accounts payable and accrued expenses	77	93	68	478
Net Cash (Used) by Operating Activities	(13,333)	(18,046)	(11,832)	(140,552)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of trading securities	-	-	-	3,205
Investment in trading securities	-	-	-	(1,284)
Investment in equity accounted investments	-	-	-	(18,759)
Acquisition of discontinued operations	-	-	-	(327)
Investment in consolidated entity	-	(32)	-	(13,411)
Proceeds from sale of subsidiary	12,740	-	11,305	12,740
Purchase of property and equipment	(39)	-	(35)	(13,629)
Development costs	(129)	(1,185)	(114)	(2,996)
Proceeds from sale of property and equipment	4,738	156	4,205	5,219
Net Cash Provided/(Used) by Investing Activities	17,310	(1,061)	15,361	(29,242)

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances payable - affiliates	(5,016)	3,342	(4,551)	(5,843)
Repayment of convertible debenture	(10,459)	-	(9,280)	(10,589)
Repayment of shareholder advance	-	-	-	(1)
Repayment under finance leases	(101)	(217)	(90)	(1,363)
Proceeds from convertible debenture payable	-	10,000	-	10,130
Proceeds from bank overdraft	179	-	159	179
Proceeds from loan	850	-	754	4,090
Repayment for long term debt	(2,541)	(291)	(2,255)	(3,122)
Shareholder advance	-	-	-	7
Net proceeds from issuance of stock	9,918	2,256	8,801	165,565
Cost of share issues	-	-	-	(7,126)
Net Cash (Used)/Provided by Financing Activities	(7,170)	15,090	(56,362)	151,927

Discontinued Operations

Operating activities	1,946	698	1,727	424
Investing activities	-	(126)	-	(3,566)
Financing activities	-	4,090	-	19,216
Net Cash Provided by Discontinued Operations	1,946	4,662	1,727	16,074

Effect of exchange rate changes on cash	184	69	163	1,795

Net increase (decrease) in cash	(1,063)	714	(943)	2

Cash at beginning of period	1,065	351	945	-

Cash at end of period	2	1,065	2	2

Supplemental Disclosures:
Cash paid for interest	1,466	180	1,301	1,966
Cash paid for income taxes	-	-	-	-
Shares and options issued for services	-	-	-	1,843
Accrued interest and stockholder advances charged to paid in capital	-	-	-	13
Stock issued for exploration agreement	-	-	-	518
Stock issued for registration payment arrangement	-	-	-	1,265
Equipment obtained through a capital lease	-	-	-	1,450
Capital lease obligation for exploration costs	-	-	-	4,189
Interest in relation to capital lease for exploration costs	-	-	-	42
Fair value of warrants in connection with issuance of capital stock	-	-	-	1,331

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

During the economic downturn of 2008, Legend also decided that part of the Company’s strategy should be to invest into undervalued mining projects should opportunities arise. This investment would not detract from Legend’s primary goal of developing the Phosphate Project and had the aim of diversifying interests to dilute the effect of identified potential project risks.  This was seen as necessary by the Company due to the volatile and unpredictable nature of the commodity markets at the time. Some of these investments included taking a major stake in Merlin Diamonds Ltd (“MED”) (formerly North Australian Diamonds Limited) which controls the Merlin diamond mine and includes MED’s current 31.14% interest in Top End Minerals Ltd (“TEM”) and an investment in Northern Capital Resources Corporation (“NCRC”) which controls gold and zinc assets in Nova Scotia, Canada through investments (direct and indirect) in Golden River Resources Corporation (“GRR”) and Acadian Mining Corporation (“Acadian”). These are outlined in further detail below.

Legend had been an exploration stage company between August 2006 and February 2011.

Effective March 1, 2011, Legend is reporting as a development stage company. During February 2011, the Company announced its maiden mineral reserve for its 100% owned Paradise South phosphate project. In accordance with SEC Industry Guide 7, as a result of establishing mineral reserve estimates, Legend has entered into the development stage for this project as it engages in the process of preparing the mineral deposit for extraction, while it continues with its various other exploration activities. Management considers the phosphate business as its main focus of operations and plans to devote a majority of its resources to this area. As a result of establishing the phosphate mineral reserve estimates, the Company accounts for development expenditure by capitalizing such costs. Exploration costs incurred on the Company’s other activities are written off as incurred to the consolidated statements of comprehensive loss. Legend is focused on the development of mining, beneficiation and processing of its 100% owned phosphate mineral reserves near Mount Isa in northwest Queensland whilst continuing its exploration activities. Legend has a phased implementation plan to become one of the world's leading suppliers of phosphate fertilizer.

The Company has historically funded its activities from funds provided by capital raising through the issuance of its shares and from advances from affiliated entities. The Company has in place a planning and budgeting process to help determine the funds required to support the Company's operating requirements and its exploration and development plans. The Company has announced that intends to undertake a rights issue of shares to existing shareholders on the basis of one new shares for each existing share on issue, at a price of US$0.05 per share. The documents have been forwarded to the SEC for comment. Based on this process and the amount of the Company's cash and other current assets as of December 31, 2013, management believes that the Company has sufficient operating liquidity to sustain its activities through 2014. However, as the Company has not yet generated income producing activities, it will continue to seek opportunities to raise additional funds from capital raising efforts through the issuance of its shares, funding from affiliated entities as may be available, debt facilities and other financing arrangements until such time as the Company can commence revenue producing activities.

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

The financial statements presented herein have been prepared on a consolidated basis to include the accounts of Legend, its subsidiaries Paradise Phosphate Limited (“Paradise”), Teutonic Minerals Pty Ltd (which is inactive) and Alexya Pty Ltd. All intercompany balances and transactions have been eliminated in consolidation.

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

Other than the arrangements noted above, the Company has not confirmed any other arrangement for ongoing funding.  The Company’s ability to continue operations through fiscal 2014 is dependent upon future funding from capital raisings, or its ability to commence revenue producing operations and positive cash flows.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

On July 18, 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU, an amendment to accounting for income taxes provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists. The objective in issuing this amendment is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP.  Under the amendment, an entity must present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss, or a tax credit carryforward except under certain conditions. The amendment is effective for fiscal years beginning after December 15, 2013, and interim periods within those years and should be applied to all unrecognized tax benefits that exist as of the effective date. The adoption of this standard is not expected to have an impact on our financial position, results of operations or cash flows.

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

Basis of Presentation and Used Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United states of America (“US GAAP”) requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The functional and reporting currency is the Australian dollar.

Convenience Translation to US$

The consolidated financial statements as of and for the year ended December 31, 2013 have been translated into United States dollars using the rate of exchange of the United States dollar at December 31, 2013 (A$1.00=US$0.8874). The translation was made solely for the convenience of readers in the United States.

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

Mineral Property Acquisition, Exploration Costs and Development Costs

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

Comprehensive Income (Loss)

The Company follows ASC Topic 220 “Comprehensive Income” (“ASC 220”). ASC 220 requires a company to report comprehensive income/(loss) and its components in a full set of financial statements. Comprehensive income/(loss) is the change in equity during a period from transactions and other events and circumstances from non-owner sources such as unrealized gains (losses) on foreign currency translation adjustments. Changes in unrealized foreign currency translation adjustments during fiscal 2013 and 2012 amounted to A$nil. Accordingly, the Comprehensive (loss) for the years ended December 31, 2013 and 2012 amounted to A$(1,994,000) and A$(23,420,000).

Inventories

Materials and Supplies

Materials and supplies are valued at the lower of average cost or net realizable value.

Income/(Loss) per Share

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

		At December 31, 2013			At December 31, 2012
	Depreciable Life (in years)	Cost A$000s	Accumulated Depreciation A$000s	Net Book Value A$000s	Cost A$000s	Accumulated Depreciation A$000s	Net Book Value A$000s

Land		231	-	231	231	-	231
Buildings	40	1,295	(15)	1,280	10	(5)	5
Leasehold Improvements	1-2	125	(66)	59	182	(99)	83
Motor Vehicles	5	849	(662)	187	1,503	(914)	589
Equipment	1-10	1,047	(686)	361	4,115	(2,106)	2,009
Aircraft	5	-	-	-	4,240	(678)	3,562
Construction in Progress		68	-	68	1,131	-	1,131
		3,615	(1,429)	2,186	11,412	(3,802)	7,610

The depreciation expense for the year ended December 31, 2013 amounted to A$441,000 US$391,000) and for the year ended December 31, 2012 amounted to A$915,000. Accumulated depreciation on assets written off and/or disposed of for the year ended December 31, 2013 was A$1,218,000 (US$1,081,000) and for the year ended December 31, 2012 was A$674,000. Net book value of assets sold/written off for the year ended December 31, 2013 amounted to A$2,286,000 (US$2,029,000) (2012: A$3,758,000) net of a transfer to property and equipment of A$1,312,000 (US$1,164,000) of assets previously classified as held for sale – refer Note 14. The amount written off from construction in progress for the year ended December 31, 2013 was A$1,081,000 (US$959,000) (2012: A$nil).

Fair Value Measurement

ASC 820, “Fair Value Measurements and Disclosures, which, among other things, defines fair value and establishes a fair value hierarchy organized into three levels based upon the input assumptions used in pricing assets. Level 1 inputs have the highest reliability and are related to assets with unadjusted quoted prices in active markets.  Level 2 inputs relate to assets with other than quoted prices in active markets which may include quoted prices for similar assets or liabilities or other inputs which can be corroborated by observable market data. Level 3 inputs are unobservable inputs and are used to the extent that observable inputs do not exist.

Fair Value of Financial Instruments

ASC Topic 825 “Financial Instruments” requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The Company’s financial instruments include cash, receivables, other investments, advances due from affiliates, accounts payable and accrued expenses, bank overdraft and loans. The carrying amounts of cash, receivables, accounts payable and accrued expenses, bank overdraft and loans approximate their respective fair values due to the short term maturities of these instruments. The fair value of advances due from affiliates are not practicable to estimate as no similar market exists for these instruments and as it does not have a specified date of repayment. The carrying amounts of marketable securities comprised of shares are measured at fair value based on unadjusted quoted market prices that are available in active markets as of the reporting date.

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

Foreign Currency Translation

The Company’s functional and reporting currency is the Australian dollar.  Revenue and expenses incurred in a currency other than the reporting currency, Australian dollars, are translated at the date incurred or invoiced. Assets and liabilities are re-valued at the period end exchange rate where appropriate. Gains or losses from foreign currency transactions are included in the results of operations. Foreign currency exchange gain/loss in 2013 and 2012 is primarily a result of the translation of cash maintained in US banking institutions to A$ and long term debt with overseas institutions and amounted to a loss of A$354,000 (US$314,000) in 2013 and a loss of A$19,000 in 2012.

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

Lease Liability

Leases meeting certain criteria are accounted for as capital leases. Imputed interest is charged against income. The capitalised value of the assets is depreciated over the estimated useful lives. The Company has entered into leasing agreements of two and three year terms for motor vehicles. Obligations under capital lease are reduced by the rental payments net of imputed interest. All other leases are treated as operating leases.

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

During the year ended December 31, 2013, A$129,000 (US$114,000) (2012: A$1,185,000) of costs incurred on the Paradise South phosphate project in the process of preparing the mineral deposit for extraction were capitalized and included in development costs.

6.	DEPOSITS

Deposits held by the Company consist of:

	December 31
	2013 A$000s	2012 A$000s

Term Deposit as security for a Banker’s Undertaking	184	317
Other	155	152
Cash deposits provided to Government Departments for the purpose of guaranteeing the Company’s performance in accordance with mining law	125	616
	464	1,085

7.	INVESTMENTS/SUBSIDIARIES

The following is the summary of the Company’s acquisitions and investments.

Consolidated Entities

Paradise

The Company holds 100% of the shares of Paradise which commenced operating during 2012. During 2012 Paradise issued 100,000,000 shares to Legend for all of Legend’s phosphate assets. The assets were transferred at their respective cost basis. Legend has paid an estimated tax liability of A$618,000 as a result of the transfer of the assets to Paradise. As a result of further interpretation of the tax legislation, the interim tax paid has been revised and the Company considers the amount fully refundable. Accordingly, the Company has recorded a receivable for this refund which is included under current assets – receivables.

The amount of other income of Paradise for the year ended December 31, 2013 and 2012 included in the Consolidated Statement of Comprehensive Loss amounts to A$27,000 and A$229,000 respectively, and the amount of loss is A$3,008,000 and A$14,062,000 respectively.

Alexya Pty Ltd

On October 22, 2010, the Company incorporated a wholly owned Australian subsidiary, Alexya Pty Ltd (“Alexya”) to hold a certain asset and liability which has been consolidated in the accompanying financial statements. The amount of revenue of Alexya for the year ended December 31, 2013 and 2012 included in the Consolidated Statement of Comprehensive Loss is A$nil and A$nil respectively and the amount of loss is A$1,197,000 and A$907,000 respectively.

The Company also has the following wholly owned inactive subsidiaries:

●	Legend International Holdings Limited
●	Legend Diamonds Pty Ltd

Equity Investments

Northern Capital Resources Corp

At December 31, 2013, Legend held a 31.50% interest in Northern Capital Resources Corp (“NCRC”), a Nevada Corporation. The Company has accounted for the investment in NCRC using the equity method as the Company has significant influence over NCRC. At December 31, 2013 and 2012, the carrying value of the investment was A$nil and A$nil respectively. For the year ended December 31, 2013 and 2012, the Company recorded an equity loss in NCRC of A$nil and A$nil respectively. At December 2013 and 2012, the Company made an assessment of the carrying value of the investment in NCRC and concluded that it needed to impair the carrying value. This assessment took into account the net asset position of NCRC. As a result, the Company impaired the carrying value of the investment and has recorded an impairment of equity investment of A$nil (2012: A$471,000 2011:$5,654,000) in the Company’s consolidated statement of comprehensive loss.

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

The following table presents summary unaudited financial information for NCRC. Such summary financial information has been provided herein based upon the individual significance of this unconsolidated equity investment to the consolidated financial information of the Company:

	December 2013 A$000s	December 2012 A$000s

Current assets	66	84
Non- current assets	150	1,689
Total assets	216	1,773

Current liabilities	326	175
Total liabilities	326	175

Total shareholders’ equity (deficit)	(110)	1,598

Shareholder equity (deficit) attributable to NCRC	(110)	1,598

Net profit/(loss)	(3,967)	2,068

At December 31, 2013 and 2012, the carrying value of this equity investment was not in excess of the Company’s share of the underlying equity in the net assets of the investee.

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

Following closing, on March 26, 2013 the Company no longer held a controlling interest in MED.  The sale of the 19.9% interest in MED resulted in the deconsolidation of MED and a gain in the amount of A$9,194,000 (US$8,159,000) which represents (i) the A$12,740,000 cash proceeds from the sale and the A$102,000 fair value of the retained interest less (ii) the A$3,648,000 net liabilities of MED at the date of consolidation. The gain is included in the consolidated statements of comprehensive income (loss) under gain on disposal of discontinued operations. The investment in MED is now classified as a marketable security, and accordingly is presented at its fair market value. The fair value of the remaining investment in MED of A$38,000 (US$34,000) was at market value at December 31, 2013, based on quoted prices on the Australian Stock Exchange, and is classified as a Level 1 asset according to the fair value hierarchy.

Assets and liabilities at the date of deconsolidation and the comparative December 31, 2012 consisted of the following:

	March 26, 2013 A$000s	December 31, 2012 A$000s
Assets
Current assets	3,845	1,938
Receivables - affiliates	527	200
Other non-current assets	994	777
Property, plant and equipment	4,878	1,660
Mineral rights	13,745	14,095
Goodwill	1,093	1,093
Total assets	25,082	19,763

Liabilities
Current liabilities	2,311	1,035
Reclamation and rehabilitation	1,008	1,007
Total liabilities related to assets	3,319	2,042
Non-controlling interests	18,115	13,018
Net book value of assets at deconsolidation	3,648	4,703

The Company’s interest in MED at December 31, 2013 is 0.23%.

9.	STOCKHOLDERS EQUITY

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

Between January 1, 2009 and December 31, 2009, an additional 18,000 options were exercised for US$0.111, total amount received A$2,763 and the Company issued 18,000 shares of common stock. Between January 1, 2010 and December 31, 2010, an additional 333,334 options were exercised using the cashless exercise feature and the Company issued 66,282 shares of common stock. Between January 1, 2010 and December 31, 2010, Legend issued 1,000,000 options with an exercise price of US$1.00 and expiring on September 1, 2014 for consulting fees amounting to A$247,000. Between January 1, 2011 and December 31, 2011, an additional 9,000 options were exercised using the cashless exercise feature and the Company issued 7,572 shares of common stock. Between January 1, 2012 and December 31, 2012, the Company issued 22,640,725 shares of common stock raising A$2,256,000 Between January 1, 2013 and December 31, 2013, the Company issued 195 million shares of common stock raising A$9,918,000 million.

On March 1, 2013, shareholders representing more than 50% of the issued shares of Common Stock of Legend approved a resolution to increase the authorized shares of capital stock to 1,270,000,000 shares consisting of 1,250,000,000 shares of Common Stock having a par value of $.001 per shares and 20,000,000 shares of Preferred Stock having a par value of $.001 per share and to be issued in such series and to have such rights, preferences, and designation as determined by the Board of Directors of the Corporation.

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

A summary of option activity under the Plan as of December 31, 2013, and changes during the year then ended is presented below:

Options	Shares 000s	Weighted- Average Exercise Price
Balance, December 31, 2011	22,575	$1.33
Granted	-	-
Exercised	-	-
Forfeited and expired	(675)	$(1.00)
Balance, December 31, 2012	21,900	$1.34
Granted	-	-
Exercised	-	-
Forfeited and expired	(813)	-
Balance, December 31, 2013	21,087	$1.35
Options exercisable at December 31, 2013	21,087	$1.35

At the time of an issue of options, management assesses the forfeiture rate to be used for the issue based on historical experience and management’s view on the likelihood that the individual will continue employment to the end of the vesting period. The forfeiture rates historically have varied between 33.3% and 100%.

For the year ended December 31, 2013, stock-based compensation expense relating to stock options was A$nil. No income tax benefit was recognized in the year ended December 31, 2013 for stock-based compensation arrangements. As at December 31, 2013, there was A$nil of unrecognized compensation cost, before income taxes, related to unvested stock options.

	Options Outstanding			Options Exercisable
Exercise Price US$	Number Outstanding 000s	Weighted Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Number Exercisable 000s	Weighted Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price
$0.444	1,856	2.86		1,856	2.86
$1.000	12,331	3.77		12,331	3.77
$2.000	5,900	4.17		5,900	4.17
$3.480	1,000	4.52		1,000	4.52
	21,087	3.84	$1.35	21,087	3.84	$1.35

The aggregate intrinsic value of outstanding stock options at December 31, 2013 was A$nil and the aggregate intrinsic value of exercisable stock options was A$nil.

10.	RECLAMATION AND REHABILITATION

	December 31, 2013 A$000s	December 31, 2012 A$000s
Balance January 1	85	969
Increase (Decrease) as a result of rehabilitation requirement on exploration undertaken during year	(18)	159
Decrease as a result of rehabilitation performed during the year	(1)	(35)
Closing balance December 31	66	1,093

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

11.	LEASE LIABILITY

A$000s
The Company entered into capital finance lease agreements for motor vehicles. The leases are non-cancellable and require total monthly repayments of A$5,000 (2012: A$25,000) and expire at various dates from 2014 to 2016. Future minimum payments due for the remaining term of the leases as of December 31, 2013 are as follows:

2014	59
2015	14
2016	40
113
Less amounts representing interest	7
106

Current liability	53
Non-current liability	53
106

At December 31, 2013 and 2012, the net book value of the motor vehicles under capital leases amounts toapproximately A$87,000 and $435,000 respectively.

12.	OTHER INVESTMENTS

During December 2009, the Company invested A$2,784,000 in exchange for shares in a Fund that purchases shares in companies quoted on international stock exchanges. The fair value of the equity security is not readily determinable from published information. The Company accounts for these investments at cost and reviews the carrying amount for impairment at each balance sheet date. During 2011, the Company redeemed the investment with a cost basis of A$2,065,000 and at December 31, 2011, had received A$1,695,000 of the redeemed investment. At December 31, 2011, the Company assessed the current net asset value of the remaining investment from information provided by the Fund Manager and determined that a provision for impairment was appropriate of A$719,000. At December 31, 2013, management has determined that the provision is still appropriate.

13.	AFFILIATE TRANSACTIONS

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

On March 25, 2014, the Company and AXIS entered into a loan agreement and grantor security deed (floating charge). Under the loan agreement,  interest is charged at the ANZ Banking Group Ltd reference rate and the amount is due to be repaid on March 25, 2015. The grantor security deed (floating charge) provides security to the Company in the form of a floating charge over the assets of AXIS.

During 2012, AXIS charged the Company A$3,906,000 for management and administration services and A$2,137,000 for exploration and development services. The Company paid A$3,896,000 for 2012 charges and AXIS repaid A$915,000. At December 31, 2011, management considered the recoverability of the amount owed by AXIS and in accordance with the requirements of accounting standards provided a A$6,800,000 provision for doubtful receivable during the 4th quarter of 2011. For 2012, the Company recorded a reversal to the provision of A$3,063,000. For 2012, the Company charged AXIS interest. The amount owed by AXIS at December 30, 2012 under non-current assets – receivables - affiliates was A$645,000.

During 2013, AXIS charged the Company A$2,375,000 (US$2,107,000) for management and administration services and A$1,130,000 (US$1,003,000) for exploration and development services. The Company paid A$9,172,000 (US$8,139,000) for 2013 charges and funding advances. For 2013, AXIS repaid A$2,916,000 (US$2,588,000) to the Company. In addition, the Company recorded an increase in the provision of A$3,660,000 (US$3,248,000). For 2013, the Company charged AXIS interest of A$263,000 (US$213,000) at a rate of 9.34%. The amount owed by AXIS at December 31, 2013 was A$6,964,000 (US$6,180,000), which has been fully provided for.

The Company holds a 0.23% interest in MED. During the year ended December 31, 2013, the Company charged MED A$75,000 for the sale of motor vehicles. During the year, in accordance with agreements entered into in 2004 between various third parties and MED (prior to Legend holding an equity interest in MED), and Legend being assigned certain rights under those agreements by the third parties in 2009 (refer narrative in Part 1 of this Form 10-K), MED paid Legend A$2,000,000 on the commissioning of the plant at the Merlin diamond mine and a further amount of A$551,000 is due. Further payments may be made in the future depending on the success of exploration and mining operations at the Merlin diamond mine. At December 31, 2013 the amount owed by MED to the Company under current assets – receivables is A$630,000.

During the 2011 year, Edinox Pty Ltd (“Edinox”), a company associated with Mr J I Gutnick, advanced the Company A$2,264,000. The Company has provided security in the form of properties owned by Legend for the advance. Under the terms of the agreement the advance was repayable on April 2, 2012 but has been extended to at call. At December 31, 2012 the amount owed by the Company to Edinox under current liabilities - advances from affiliates was A$2,264,000. For the year ended December 31, 2013, Edinox charged the Company interest of A$39,000 (US$35,000) at a rate between 4.74% and 5.14%. As at December 31, 2013 the Company had repaid the total amount owing including accrued interest.

14.	ASSETS HELD FOR SALE

Assets held for sale represent property and equipment and intangible assets which have been acquired and that management intends to divest within the next 12 months at amounts equal or exceeding the asset carrying values at the respective balance sheet dates.

During 2013, the Company has decided not to sell the asset previously classified as held for sale A$1,312,000 (US$1,164,000), and has reclassified the asset as held and used, and use it as the collateral for the A$850,000 mortgage obtained (see note 16). The Company has measured the asset at its fair value at the date of the subsequent decision to sell, being the lower of its carrying amount before the asset was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the asset been continuously classified as held and used. Fair value of the asset was based on an assessments provided to the Company by industry experts.

During 2013, the Company continued with the plan adopted in 2012 to dispose of some its assets which were surplus to its needs. An impairment loss of A$923,000 (US$819,000) (2012: A$325,000) was recognised which is included in write off/write down of assets representing the excess of the carrying value of certain assets over the aggregate of the fair value.

15.	CONVERTIBLE NOTES

Effective as of February 7, 2012, the Company entered into a convertible note agreement via its wholly-owned subsidiary, Paradise, with two Australian investment funds, pursuant to which Paradise issued $7,500,000 in principal amount of notes due 12 months from the issue date (the “Notes”), which bear interest at a nominal rate of 10% per annum (the actual amount of effective interest depends upon the event that triggers repayment). It was the intention that if within 12 months of the completion date of the agreement, Paradise conducted a public offering of securities in Australia and those securities were listed on ASX, then the convertible notes would be converted into ordinary shares of Paradise at a conversion rate which was to be based on the pre-money value of Paradise at the time of the public offering of securities. The note agreement called for an adjustment to the repayment factor if Paradise did not complete the public offering, as defined. On April 30, 2012, Paradise raised a further A$2,500,000 via an increase in the convertible note facility on the same terms and conditions set out for the A$7,500,000. The A$10,000,000 convertible note was due for repayment on March 10, 2013. Acorn agreed to extend the repayment date for 2 months under certain conditions including the finalisation of a term sheet for an off-take agreement prior to March 10, 2013. Paradise entered into a term sheet with a third party and the repayment date was extended to May 10, 2013.

Paradise did not proceed with the IPO and listing on ASX due to market conditions and the advanced state of discussions with strategic partners at the time.

On April 11, 2013 the Company entered into a new agreement with Acorn to finalise repayment of the convertible note by April 29, 2013. The cash payment made by April 29, 2013 was A$16,929,000 made up of the principal amount of A$10,000,000 paid on April 12, 2013 plus interest of approximately A$1,183,000 divided by a repayment factor of 0.66 equating to A$5,746,000 and all mortgages and securities held over Legend’s shares in Paradise and Paradise’s phosphate assets were released.

16.	SHORT-TERM DEBT

During November 2010, the Company entered into a US$ denominated loan facility agreement with a third party lender, which provided for a US$3,200,000 credit facility with a term of five years. Interest on borrowings under the agreement were fixed at 6.70% per annum.

Cumulative borrowings under this agreement amounted to A$2,541,000 (US$2,472,000) and was secured by certain equipment purchased by the Company. On April 16, 2013 the Company entered into an agreement to sell the equipment securing this debt and on May 20, 2013, the sale was finalised and repayment of the debt of A$2,681,000 (US$2,379,000) including interest, early termination and break fee was completed on May 24, 2013.

On August 14, 2013 the Company entered into a mortgage with a third party mortgagee for the sum of A$700,000 which is repayable on August 14, 2014. Mr. JI Gutnick has guaranteed the mortgage. The interest rate is 13.95% per annum, reducible to 8.95% per annum if interest is paid within seven days of the due date. For the year ended December 31, 2013, the Company paid interest of A$26,000 (US$23,000).  The security for the mortgage is a first ranking charge over a property owned by the Company.

On December 31, 2013, the Company entered into a mortgage with a third party mortgagee for the sum of A$150,000 which is repayable on December 31, 2014. Mr J I Gutnick has guaranteed the mortgage. The interest rate is 25.95% per annum, reducible to 20.95% per annum if interest is paid within seven days of the due date. For the year ended December 31, 2013, the Company paid interest of A$3,020 (US$3,000). The security for the mortgage is a second ranking charge over a property owned by the Company.

At December 31, 2013 the Company has an unsecured overdraft with a bank in the amount of A$179,000. The loan does not require a compensating balance. The bank charges interest on the overdraft at normal commercial rates. For the year ended December 31, 2013, the Company paid interest of A$2,000 (US$2,000).

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

The Company is subject to taxation in both the USA and Australia.

At December 31, 2013 and 2012, deferred taxes consisted of the following:

	USA 2013 A$000s	Australia 2013 A$000s	Total 2013 A$000s
Deferred tax assets

Net operating loss carry-forward	4,972	6,559	11,531
Exploration expenditure	4,126	-	4,126
Less valuation allowance	(9,098)	(6,559)	(15,657)
Net deferred taxes	-	-	-

	USA 2012 A$000s	Australia 2012 A$000s	Total 2012 A$000s
Deferred tax assets

Net operating loss carry-forward	5,059	5,060	10,119
Exploration expenditure	5,138	-	5,138
Less valuation allowance	(10,197)	(5,060)	(15,257)
Net deferred taxes	-	-	-

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

In February 2012, as a result of the transfer of the phosphate assets to Paradise, the Company has realized carrying-forward net operating losses and exploration expenditure. In addition the Company made an interim tax payment of A$618,000 resulting from the transaction. As a result of further interpretation of the tax legislation, the interim tax paid has been revised and the Company considers the amount fully refundable.

As a result of the ownership change that occurred in November 2004 (see note 1), Internal Revenue Code Section 382 limits the use of available operating loss carryforwards for losses incurred prior to the ownership change.  Carry-forward net operating losses will be available to offset future taxable income. Total available net operating loss carryforwards in the United States, which are subject to limitations, amount to approximately A$14,206,000 at December 31, 2013 and expire in years 2024 through 2031. Net operating loss carryforwards in Australia do not have a definite expiration date and amounted to A$21,864,000.

The Company’s tax returns for all years since December 31, 2008 remain open to examination by most taxing authorities.

18.	COMMITMENTS AND CONTINGENCIES

On March 25, 2013, the Indian Farmers Fertiliser Cooperative Limited (“IFFCO”) and its subsidiary, Kisan International Trading FZE (“Kisan”), commenced an arbitration proceeding against the Company before the Singapore International Arbitration Centre seeking damages for the Company’s alleged failure to enter into a long term rock off-take agreement (“ROTA”) with IFFCO for phosphate rock in accordance with the terms of the Share Options Agreement, dated as of July 14, 2008, between the Company and IFFCO. Under the Share Options Agreement, the Company and IFFCO had agreed to use their reasonable best efforts to negotiate and enter into the ROTA within 24 months following the execution of this Agreement, which time period was subsequently extended to July 14, 2012. On April 25, 2013, the Company submitted a response denying IFFCO’s claims on the basis that the Company had complied with its obligations under the Share Option Agreement. On May 6, 2013, IFFCO and Kisan filed a reply to the defense filed by Legend.  On October 23, 2013, IFFCO amended its claim to include misrepresentation and fraud as grounds for the claim. Arbitration is currently due to commence in mid-May 2014. The proceeding is at its earliest stages so it is difficult to determine the Company’s exposure, if any. In any event, the Company intends to vigorously defend this matter. No provision for losses has been recorded in connection with this litigation.

Operating Leases

The Company has entered into lease agreements for the rental of office premises and equipment which expire between 2013 and 2014.

A$000s
Future minimum contractual obligations under operating leases are as follows:

2014	5
5

A$000s
Future minimum lease payments under the Company’s non-cancellable operating leases are as follows:

2014	53
2015	14
2016	39
106

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

	2013 A$000s	2012 A$000s
Not later than one year	263	1,547
Later than one year but not later than five years	1,773	3,147
Later than five years but not later than twenty one years	69	513
	2,105	5,207

19.	SUBSEQUENT EVENTS

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

ASSAY	To analyze the proportions of metals in a specimen of rock or other geological material. Results of a test of the proportions of metals in a specimen of rock or other geological material.
ASSAYING	Qualitative or quantitative analysis of a metal or ore to determine its chemical components.
BACKGROUND	As pertains to geochemical data; the variation in natural abundance of a particular metal or other constituent within a specific geological setting.
BENEFICIATION	Any process that, from an ore feedstock, liberates valuable minerals, in this case phosphates, from most other waste materials.
BPL	The traditional measure known as the Bone Phosphate of Lime, by weight percentage, of calcium phosphate contained in phosphate rock which converts to % P2O5 by dividing by 2.185.
CAMBRIAN	The Cambrian is the first geological period of the Paleozoic Era, lasting from 542 ± 0.3 million years ago to 488.3 ± 1.7 million years ago.
COLLAR	The start or beginning of a drill hole or the mouth of an underground working entrance.
CRATON	The relatively stable nucleus of a continent. Cratons are made up of a shield-like core of Precambrian Rock and a buried extension of the shield.
DAP/MAP	Diammonium Phosphate (DAP) and Monoammonium Phosphate (MAP) are phosphate salts produced by reacting phosphoric acid with ammonia. They are both used as fertiliser.
FAULT	A fracture or fracture zone in rock along which there has been displacement of the two sides relative to each other and parallel to the fracture plane.
Fe/Fe2O3	Chemical symbol for iron.
Fe2O3	Iron Oxide
FLOTATION	The process of using chemicals to move fine grain particles in a solution, one process used in beneficiation
FRACTURE	A general term for any break in a rock, whether or not it causes displacement.

A-1

METALLURGICAL TEST	A general term for a number of mechanical or chemical processes that are employed to test the amenability of separating metals from their ores.
METAMORPHOSED	Rock or mineral that has undergone mineralogical and/or structural change in response to elevated pressures, temperatures or changes in chemical conditions.
MICRONS	A unit of measurement equal to the micrometer, or one-millionth of a meter (1x10-6m).
MINERALIZATION	The process or processes by which a mineral or minerals are introduced into a rock, resulting in an enriched deposit; or the result of these processes.
MINERALIZED	Rock that has undergone the process of mineralization.
ORE	See RESERVE.
P2O5	Chemical symbol for phosphorus pentoxide
PALAEOZOIC	The era of geologic time from about 540 to 245 million years ago.
PHOSPHORITE	A sedimentary rock that contains at least 20 per cent of phosphate minerals.
PRECAMBRIAN	A period of geologic time earlier than 544 million years before present.
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

A-2

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