Form 10-Q
period 2014-03-31
LEGEND INTERNATIONAL HOLDINGS INC
filed 2014-05-16
CIK 1132143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014
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

(Check one):	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).  ☐  Yes   ☒  No

There were 444,047,971 shares of common stock outstanding on May 12, 2014.

SIGNATURES		21

EXHIBIT INDEX		22

Exh. 31.1	Certification	23
Exh. 31.2	Certification	24
Exh. 32.1	Certification	25
Exh. 32.2	Certification	26

PART I – FINANCIAL INFORMATION

Item 1.     CONSOLIDATED FINANCIAL STATEMENTS

Introduction to Interim Consolidated Financial Statements.

The interim consolidated financial statements included herein have been prepared by Legend International Holdings, Inc. (“Legend” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of March 31, 2014, the results of its consolidated operations for the three month periods ended March 31, 2014 and March 31, 2013 and for the cumulative period January 5, 2001 (inception) through March 31, 2014, and the changes in its consolidated cash flows for the three month periods ended March 31, 2014 and March 31, 2013 and for the cumulative period January 5, 2001 (inception) through March 31, 2014, have been included.  The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Balance Sheet

	March 2014 A$000s (unaudited)	December 2013 A$000s
ASSETS

Current Assets:
Cash	2	2
Receivables	1409	1,371
Prepayments	84	101
Marketable securities	48	38
Assets held for sale	-	85
Inventories	101	101
Total Current Assets	1,644	1,698

Non-Current Assets:
Property and equipment, net	2,126	2,186
Other investments	200	200
Deposits	280	464
Development costs	3,006	2,996
Total Non-Current Assets	5,612	5,846

Total Assets	7,256	7,544

LIABILITIES

Current Liabilities:
Bank overdraft	81	179
Accounts payable and accrued expenses	1,460	1,408
Short-term debt	850	850
Lease liability	20	53
Total Current Liabilities	2,411	2,490

Non-Current Liabilities:
Reclamation and rehabilitation provision	66	66
Lease liability	50	53
Total Non-Current Liabilities	116	119

Total Liabilities	2,527	2,609

Commitments and Contingencies

Stockholders’ Equity
Preferred stock: US$.001 par value, 20,000,000 shares authorized, none issued and outstanding.
Common stock: US$.001 par value, 1,250,000,000 and 400,000,000 shares authorized
444,047,971 shares issued and outstanding	496	496
Additional paid-in-capital	177,423	177,423
Accumulated other comprehensive income/(loss)	(1,063)	(1,063)
Retained (deficit) prior to exploration activities	(839)	(839)
Retained (deficit) during exploration period	(105,495)	(105,495)
Retained (deficit) during development period	(65,793)	(65,587)

Total Stockholders’ Equity	4,729	4,935

Total Liabilities and Stockholders’ Equity	7,256	7,544

The accompanying notes are integral part of the consolidated financial statements.

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statements of Comprehensive Loss
(Unaudited)

	For the three months ended March 31		January 5, 2001 (Inception) to March 31,
	2014	2013	2014
	A$000s	A$000s	A$000s
Revenues:

Sales	-	-	6
less cost of sales	-	-	(1)

Gross profit	-	-	5

Other income
Interest income – related entity	157	-	861
Interest income – other	2	16	8,935
Other	8	-	20
Total other income	167	16	9,816

Costs and expenses:
Legal, accounting and professional	32	67	5,484
Exploration expenditure	411	628	76,307
Aircraft costs	-	271	3,948
Stock based compensation	-	-	12,817
Interest expense	36	352	2,532
Financing costs	-	139	6,426
Impairment of investment	-	-	327
Administration expenses	500	867	45,509
Total costs and expenses	979	2,324	153,350

(Loss) from operations	(812)	(2,308)	(143,529)
Foreign currency exchange (loss)	6	(5)	(570)
Milestone payment	-	-	2,551
Impairment of equity investment	-	-	(6,125)
Impairment of other investment	-	-	(719)
Recovery of /(provision for) allowance for doubtful receivable	583	(1,161)	(6,381)
Realized/unrealized gain/(loss) on marketable securities	10	-	133
Loss on other investments	-	-	(371)
Gain/(loss) from sale of property and equipment	7	(26)	(40)
Writeoff/writedown of assets	-	(945)	(1,525)

(Loss) from continuing operations before income taxes	(206)	(4,445)	(156,576)
Benefit from /(provision) for income taxes	-	32	79

(Loss) from continuing operations before equity in (losses) of unconsolidated entities	(206)	(4,413)	(156,497)
Equity in (losses) of unconsolidated entity	-	-	(8,750)

Net (loss) from continuing operations	(206)	(4,413)	(165,247)

Discontinued operations
Gain on disposal of discontinued operations	-	9,194	9,194
Equity in (losses) of unconsolidated entities	-	(25)	(991)
Net (loss) from discontinued operations	-	(2,723)	(24,345)
Amortization of mineral rights	-	(350)	(5,128)
Adjustment to fair value on stepped acquisition	-	-	2,201
Net profit attributable to non-controlling interests of discontinued operations	-	1,152	12,189

Net income/(loss) from discontinued operations	-	7,248	(6,880)

Net income/(loss)	(206)	2,835	(172,127)

Other Comprehensive Income/(Loss):
Foreign currency translation adjustments	-	-	(1,063)

Comprehensive income/(loss)	(206)	2,835	(173,190)

Basic and diluted net income/(loss) per common equivalent share
Net income/(loss) from continuing operations per share	(0.00)	(0.02)	(1.14)
Net income/(loss) from discontinued operations per share	-	0.03	(0.05)
Basic and diluted net income/(loss) per common equivalent shares	(0.00)	0.01	(1.19)

Weighted average number of common equivalent shares used in per share calculations	444,047	269,048	144,766

The accompanying notes are integral part of the consolidated financial statements.

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
for the period ended March 31, 2014
(Unaudited)

	Common Stock
	Shares 000s	Par Value A$000s	Additional Paid-In Capital A$000s	Accumulated Other Comprehensive Income (Loss) A$000s	Retained (Deficit) Prior to Exploration Activities A$000s	Retained (Deficit) During Exploration Period A$000s	Retained (Deficit) During Development Period A$000s	Non-Controlling Interests A$000s	Stockholders’ Equity (Deficit) A$000s
Balance, January 5, 2001	-	-	-	-	-	-	-	-	-
Shares issued to founder for organisation cost and services at US$0.05 per shares	4,298	5	119	-	-	-	-	-	124
Shares issued for services rendered at US$0.05 per share	146	-	4	-	-	-	-	-	4
Shares issued for cash	616	1	17	-	-	-	-	-	18
Net Loss	-	-	-	-	(131)	-	-	-	(131)
Balance, December 31, 2001	5,060	6	140	-	(131)	-	-	-	15
Shares issued for cash	225	-	6	-	-	-	-	-	6
Shares issued for officer’s compensation	11,250	15	148	-	-	-	-	-	163
Net Loss	-	-	-	-	(183)	-	-	-	(183)
Balance, December 31, 2002	16,535	21	294	-	(314)	-	-	-	1
Shares issued for services rendered at US$0.022 per share	5,026	7	139	-	-	-	-	-	146
Net Loss	-	-	-	-	(157)	-	-	-	(157)
Balance, December 31, 2003	21,561	28	433	-	(471)	-	-	-	(10)
Shares issued for services rendered at US$0.022 per share	2,005	3	55	-	-	-	-	-	58
Options issued for services	-	-	161	-	-	-	-	-	161
Loan forgiveness-former major shareholder	-	-	12	-	-	-	-	-	12
Net Loss	-	-	-	-	(235)	-	-	-	(235)
Balance, December 31, 2004	23,566	31	661	-	(706)	-	-	-	(14)
Shares issued on cashless exercise of options	17,086	22	(22)	-	-	-	-	,-	-
Net Loss	-	-	-	-	(75)	-	-	-	(75)
Balance, December 31, 2005	40,652	53	639	-	(781)	-	-	-	(89)
Shares issued on cashless exercise of options	72,281	93	(93)	-	-	-	-	-	-
Shares and options issued under settlement agreement	113	0	35	-	-	-	-	-	35
Shares issued for cash	12,757	17	3,855	-	-	-	-	-	3,872
Cost of share issues	-	-	(128)	-	-	-	-	-	(128)
Amortisation of options under stock option plan	-	-	115	-	-	-	-	-	115
Net unrealized gain on foreign exchange translation	-	-	-	38	-	-	-	-	38
Net Loss	-	-	-	-	(58)	(4,516)	-	-	(4,574)
Balance, December 31, 2006	125,803	163	4,423	38	(839)	(4,516)	-	-	(731)
Shares issued for cash	47,687	56	25,686	-	-	-	-	-	25,742
Cost of share issues	-	-	(1,675)	-	-	-	-	-	(1,675)
Shares issued for consulting fees	2,604	3	1,001	-	-	-	-	-	1,004
Shares issued on cashless exercise of options	75	-	-	-	-	-	-	-	-
Shares issued as a result of delay in lodgement of registration statement	200	-	364	-	-	-	-	-	364
Shares issued for part-settlement of the acquisition of rights to exploration licences under agreement	500	1	517	-	-	-	-	-	518
Amortization of options under stock option plan	-	-	376	-	-	-	-	-	376
Net Loss	-	-	-	-	-	(8,638)	-	-	(8,638)
Balance, December 31, 2007	176,869	223	30,692	38	(839)	(13,154)	-	-	16,960
Shares issued for cash	42,000	44	109,984	-	-	-	-	-	110,028
Cost of share issues		-	(5,964)	-	-	-	-	-	(5,964)
Shares issued on cashless exercise of options	1,522	2	(2)	-	-	-	-	-	-
Shares issued on exercise of options	5,436	6	13,718	-	-	-	-	-	13,724
Shares issued for consulting fees	31	-	147	-	-	-	-	-	147
Shares issued under registration rights agreement	458	-	900	-	-	-	-	-	900
Amortization of options under stock option plan	-	-	5,186	-	-	-	-	-	5,186
Net Loss	-	-	-		-	(14,222)	-	-	(14,222)
Balance, December 31, 2008	226,316	275	154,661	38	(839)	(27,376)	-	-	126,759
Shares issued on exercise of options	18	-	3	-	-	-	-	-	3
Amortization of options under stock option plan	-	-	4,260	-	-	-	-	-	4,260
Net unrealized loss on foreign exchange translation	-	-	-	(427)	-	-	-	-	(427)
Net Loss from operations	-	-	-	-	-	(37,639)	-	-	(37,639)
Net loss from discontinued operations	-	-	-	-	-	(247)	-	-	(247)
Fair value of non-controlling interest	-	-	-	-	-	-	-	10,261	10,261
Net change in controlling/non-controlling interest	-	-	4,842	-	-	-	-	8,699	13,541
Net loss attributable to non-controlling stockholders	-	-	-	-	-	-	-	(1,612)	(1,612)
Balance, December 31, 2009	226,334	275	163,766	(389)	(839)	(65,262)	-	17,348	114,899
Shares issued on cashless exercise of options	66	-	-	-	-	-	-	-	-
Amortization of options under stock option plan	-	-	1,728	-	-	-	-	-	1,728
Options issued for consulting fees	-	-	247	-	-	-	-	-	247
Net unrealized loss on foreign exchange translation	-	-	-	(1,537)	-	-	-	-	(1,537)
Net Loss from operations	-	-	-	-	-	(31,193)	-	-	(31,193)
Net loss from discontinued operations	-	-	-	-	-	(5,136)	-	-	(5,136)
Adjustment due to purchase of additional shares in subsidiary	-	-	(2,705)	-	-	-	-	(1,327)	(4,032)
Adjustment due to issue of shares by subsidiary	-	-	772	-	-	-	-	1,692	2,464
Net loss attributable to non-controlling stockholders	-	-	-	-	-	-	-	(3,803)	(3,803)
Balance, December 31, 2010	226,400	275	163,808	(1,926)	(839)	(101,591)	-	13,910	73,637
Shares issued on cashless exercise of options	7	-	-	-	-	-	-	-	-
Amortization of options under stock option plan	-	-	452	-	-	-	-	-	452
Net unrealized gain on foreign exchange translation	-	-	-	863	-	-	-	-	863
Net Loss from operations	-	-	-	-	-	(3,904)	(36,089)	-	(39,993)
Net loss from discontinued operations	-	-	-	-	-	-	(4,084)	-	(4,084)
Adjustment due to purchase of additional shares in subsidiary	-	-	(60)	-	-	-	-	(34)	(94)
Net loss attributable to non-controlling stockholders	-	-	-	-	-	-	-	(2,619)	(2,619)
Balance, December 31, 2011	226,407	275	164,200	(1,063)	(839)	(105,495)	(40,173)	11,257	28,162
Shares issued for cash	22,640	23	2,233	-	-	-	-	-	2,256
Amortization of options under stock option plan	-	-	44	-	-	-	-	-	44
Net Loss from continuing operations	-	-	-	-	-	-	(18,758)	-	(18,758)
Net loss from discontinued operations	-	-	-	-	-	-	(4,662)	-	(4,662)
Adjustment due to purchase of additional shares in subsidiary	-	-	(3)	-	-	-	-	(29)	(32)
Adjustment due to issue of shares by subsidiary	-	-	338	-	-	-	-	4,792	5,130
Net loss attributable to non-controlling stockholders of discontinued operations	-	-	-	-	-	-	-	(3,002)	(3,002)
Balance, December 31, 2012	249,047	298	166,812	(1,063)	(839)	(105,495)	(63,593)	13,018	9,138
Shares issued for cash	195,000	198	9,720	-	-	-	-	-	9,918
Net loss from continuing operations	-	-	-	-	-	-	(9,242)	-	(9,242)
Net income from discontinued operations	-	-	-	-	-	-	7,248	-	7,248
Adjustment due to issue of shares by subsidiary	-	-	891	-	-	-	-	6,249	7,140
Adjustment for deconsolidation of subsidiary	-	-	-	-	-	-	-	(18,115)	(18,115)
Net loss attributable to non-controlling stockholders of discontinued operations	-	-	-	-	-	-	-	(1,152)	(1,152)
Balance, December 31, 2013	444,047	496	177,423	(1,063)	(839)	(105,495)	(65,587)	-	4,935
Net loss from operations	-	-	-	-	-	-	(206)	-	(206)
Balance, March 31, 2014	444,047	496	177,423	(1,063)	(839)	(105,495)	(65,793)	-	4,729

The accompanying notes are integral part of the consolidated financial statements.

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)

	For the three months ended March 31		January 5, 2001 (Inception) to March 31,
	2014	2013	2014
	A$000s	A$000s	A$
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (Loss)	(206)	2,835	(172,127)

Adjustments to reconcile net loss to net cash(used) by operating activities:
Foreign currency exchange (gain) loss	(6)	5	570
Unrealized (gain)/losses on marketable securities	(10)	-	(198)
Shares and Options issued for Stock Based Compensation
- Employees	-	-	12,816
- Consultants	-	-	778
- Exploration agreement	-	-	518
- Registration payment arrangements	-	-	1,265
Provision for reclamation and remediation	-	(9)	760
Gain/loss on sale of property and equipment	(7)	(26)	443
Writedown/writeoff of assets	-	945	1,525
Depreciation and amortization	58	184	5,609
Gain on disposal of discontinued operations	-	(9,194)	(9,194)
Equity accounting loss	-	-	8,750
Impairment of equity investment	-	-	6,125
Impairment of other investment	-	-	719
Allowance for doubtful receivable	(583)	1,161	6,381
Interest receivable	(159)	(2)	(834)
Accrued interest added to principal	-	-	68
Net Change in:
Receivables	(38)	99	(3,446)
Prepayments and deposits	201	(3)	(1,322)
Inventories	-	71	(30)
Accrued financing cost	-	409	-
Accounts payable and accrued expenses	55	(575)	(423)
Net Cash (Used) by Operating Activities	(695)	(4,100)	(141,247)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of trading securities	-	-	3,205
Investment in trading securities	-	-	(1,284)
Investment in equity accounted investments	-	-	(18,759)
Acquisition of discontinued operations	-	-	(327)
Investment in consolidated entity	-	-	(13,411)
Proceeds from sale of subsidiary	-	12,740	12,740
Purchase of property and equipment	-	-	(13,629)
Development costs	(10)	(40)	(3,006)
Proceeds from sale of property and equipment	94	17	5,313
Net Cash Provided/(Used) by Investing Activities	84	12,717	(29,158)

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances (payable) / repayments – affiliates	742	(1,130)	(5,101)
Repayment of convertible debenture	-	-	(10,589)
Repayment of shareholder advance	-	-	(1)
Repayment under finance leases	(33)	(54)	(1,396)
Proceeds from convertible debenture payable	-	-	10,130
Proceeds from bank overdraft	-	-	179
Proceeds from bank overdraft	(98)	-	(98)
Proceeds from loan	-	-	4,090
Repayment for long term debt	-	(76)	(3,122)
Shareholder advance	-	-	7
Net proceeds from issuance of stock	-	2,185	165,565
Cost of share issues	-	-	(7,126)
Net Cash (Used)/Provided by Financing Activities	611	925	152,538

Discontinued Operations

Operating activities	-	1,946	424
Investing activities	-	-	(3,566)
Financing activities	-	-	19,216
Net Cash Provided by Discontinued Operations	-	1,946	16,074

Effect of exchange rate changes on cash	-	17	1,795
Net increase (decrease) in cash	-	11,505	2
Cash at beginning of period	2	1,065	-

Cash at end of period	2	12,570	2

Supplemental Disclosures:
Cash paid for interest	33	3	1,999
Cash paid for income taxes	-	-	-
Shares and options issued for services	-	-	1,843
Accrued interest and stockholder advances charged to paid in capital	-	-	13
Stock issued for exploration agreement	-	-	518
Stock issued for registration payment arrangement	-	-	1,265
Equipment obtained through a capital lease	-	-	1,450
Capital lease obligation for exploration costs	-	-	4,189
Interest in relation to capital lease for exploration costs	-	-	42
Fair value of warrants in connection with issuance of capital stock	-	-	1,331

The accompanying notes are integral part of the consolidated financial statements.

LEGEND INTERNATIONAL HOLDINGS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

1.	ORGANISATION AND BUSINESS

Legend International Holdings, Inc. ("the Company” or “Legend”) was incorporated under the laws of the State of Delaware on January 5, 2001.

Following a change of management in November 2004, the Company developed a new plan of operations for fiscal 2006, which is to engage in mineral exploration and development activities. The Company's business plan calls for the identification of mineral properties, where it can obtain secure title to exploration, development and mining interests. The Company’s preference is to identify large minerals deposits with low operating costs. In July 2006, the Company completed the acquisition of certain diamond mining tenements in Northern Australia. In November 2007, the Company acquired mining tenements prospective for phosphate in the State of Queensland, Australia.

During the economic downturn of 2008, Legend also decided that part of its strategy should be to invest into undervalued mining projects should opportunities arise. This investment would not detract from Legend’s primary goal of developing the Phosphate Project and had the aim of diversifying interests to dilute the effect of identified potential project risks.  This was seen as necessary by the Company due to the volatile and unpredictable nature of the commodity markets at the time. Some of these investments included taking a major stake in Merlin Diamonds Ltd (“MED”) which controls the Merlin diamond mine and includes MED’s current 31.14% interest in Top End Minerals and an investment in Northern Capital Resources Corporation (“NCRC”). NCRC’s subsidiary Golden River Resources Corporation (“Golden River”) acquired a controlling interest in Acadian Mining Corporation (“Acadian”) which controls gold and zinc assets in Nova Scotia, Canada. During fiscal 2013, Golden River sold its interest in Acadian. During January 2013 Legend announced that it had entered into an agreement to sell approximately 16.9% of its interest in MED and at 31 March, 2013 the Legend no longer held a controlling interest in MED.

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

The Company has historically funded its activities from funds provided by capital raising through the issuance of its shares and from advances from affiliated entities. The Company has in place a planning and budgeting process to help determine the funds required to support the Company's operating requirements and its exploration and development plans. The Company has announced that intends to undertake a rights issue of shares to existing shareholders on the basis of one new shares for each existing share on issue, at a price of US$0.05 per share. The documents have been forwarded to the SEC for comment. Based on this process and the amount of the Company's cash and other current assets as of March 31, 2014, management believes that the Company has sufficient operating liquidity to sustain its activities through 2014. However, as the Company has not yet generated income producing activities, it will continue to seek opportunities to raise additional funds from capital raising efforts through the issuance of its shares, funding from affiliated entities as may be available, debt facilities and other financing arrangements until such time as the Company can commence revenue producing activities.

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

The financial statements presented herein have been prepared on a consolidated basis to include the accounts of Legend, its subsidiaries Paradise Phosphate Limited (“Paradise”), Teutonic Minerals Pty Ltd (inactive) and Alexya Pty Ltd (inactive). All intercompany balances and transactions have been eliminated in consolidation.

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

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”.  ASU No. 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results.  ASU No. 2014-08 is effective prospectively for fiscal years beginning after December 15, 2014, with earlier adoption permitted.  The Company has decided to early adopt this standard effective with the interim period beginning January 1, 2014.  The adoption of ASU No. 2014-08 did not have a material impact on our financial position, results of operations or cash flows.

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

		At March 31, 2014			At December 31, 2013
	Depreciable Life (in years)	Cost A$000s	Accumulated Depreciation A$000s	Net Book Value A$000s	Cost A$000s	Accumulated Depreciation A$000s	Net Book Value A$000s
Land		231	-	231	231	-	231
Buildings	40	1,295	(24)	1,271	1,295	(15)	1,280
Leasehold Improvements	1-2	125	(69)	56	125	(66)	59
Motor Vehicles	5	829	(662)	167	849	(662)	187
Equipment	1-10	1,020	(688)	332	1,047	(686)	361
Construction in Progress		69	-	69	68	-	68
		3,569	(1,443)	2,126	3,615	(1,429)	2,186

The depreciation expense for the three months ended March 31, 2014 amounted to A$58,000 and for the three months ended March 31, 2013 amounted to A$184,000 and accumulated depreciation on assets written off and/or disposed of for the three months ended March 31, 2014 was A$44,000. Net book value of assets written off and/or disposed of for the three months ended March 31, 2014 amounted to A$3,000.

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

During the three months ended March 31, 2014 A$10,000 (2013: A$40,000) of costs incurred on the Paradise South phosphate project in the process of preparing the mineral deposit for extraction were capitalized and included in development costs.

5.	DEPOSITS

Deposits held by the Company consist of:

	March 31, 2014 A$000s	December 31, 2013 A$000s
Term deposit as security for a Banker’s Undertaking	-	184
Cash deposits provided to Government Departments for the purpose of guaranteeing the Company’s performance in accordance with mining law	123	125
Other	157	155
	280	464

6.	STOCKHOLDERS EQUITY

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

The fair value of each option award is estimated on the date of grant using the Binomial option valuation model. The Binomial option valuation model requires the input of subjective assumptions, including the expected term of the option award and stock price volatility. Expected volatility is based on the historical volatility of our stock at the time grants are issued and other factors, including the expected life of the options of 5 ½ to 6 ½ years. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behaviour are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behaviour. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of option activity under the Plan as of March 31, 2014, and changes during the three months then ended is presented below:

Options	Shares 000s	Weighted-Average Exercise Price
Balance, December 31, 2013	21,087	$1.35
Granted	-	-
Exercised	-	-
Forfeited and expired	-	-
Balance, March 31, 2014	21,087	$1.35
Options exercisable at March 31, 2014	21,087	$1.35

At the time of an issue of options, management assess the forfeiture rate to be used for the issue based on historical experience and management’s view on the likelihood that the individual will continue employment to the end of the vesting period. The forfeiture rates historically have varied between 33.3% and 100%.

For the three months ended March 31, 2014, stock-based compensation expense relating to stock options was A$nil. No income tax benefit was recognized in the three months ended March 31, 2014 for stock-based compensation arrangements. As at March 31, 2014, there was A$nil of unrecognized compensation cost, before income taxes, related to unvested stock options.

	Options Outstanding			Options Exercisable
Exercise Price US$	Number Outstanding 000s	Weighted Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Number Exercisable 000s	Weighted Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price
$0.444	1,856	2.61		1,856	2.61
$1.000	12,331	3.53		12,331	3.53
$2.000	5,900	3.93		5,900	3.93
$3.480	1,000	4.28		1,000	4.28
	21,087	3.59	$1.35	21,087	3.59	$1.35

The aggregate intrinsic value of outstanding stock options at March 31, 2014 was A$nil and the aggregate intrinsic value of exercisable stock options was A$nil.

7.	AFFILIATE TRANSACTIONS

Legend advances to and receives advances from various affiliates. All advances between consolidated affiliates are eliminated on consolidation. The Company has entered into an agreement with AXIS Consultants Pty Ltd (“AXIS”) to provide geological, management and administration services to the Company. AXIS is affiliated through common management. In addition, each of the companies is substantially dependent upon AXIS for its senior management and certain mining and exploration staff. The Company is one of nine affiliated companies to which AXIS provides services. Each of the companies has some common Directors, officers and shareholders. Legend holds a 9.09% interest at a cost of A$1 in AXIS, which is accounted for under the cost method. The Company has made advances to AXIS in connection with the ongoing business relationship between the two parties, which have been disclosed in the Company’s SEC reports and which bear interest at market rates, but which are not specifically provided for in the AXIS Services Agreement.  In order to service its clients, AXIS is required to make ongoing expenditures for payroll, facilities and equipment that may exceed the amount of its cash receipts during particular periods, depending on the amount of services provided to its clients and the amount of fees received from such clients during these periods.  Historically, the shortfall in its cash receipts has been covered by cash advances from a number of the companies, which receive services from AXIS, including the Company. The purpose of such advances is to assist AXIS in meeting its ongoing cash flow requirements in order to assure that AXIS has the necessary resources to provide services to the Company on an as needed basis.  The Company has not suffered any financial losses to date on account of such advances. On March 25, 2014, the Company and AXIS entered into a loan agreement and grantor security deed (floating charge). Under the loan agreement, interest is charged at the ANZ Banking Group Ltd reference rate and the amount is due to be repaid on March 25, 2015. The grantor security deed (floating charge) provides security to the Company in the form of a floating charge over the assets of AXIS.

During the three months ended March 31, 2013, AXIS charged the Company A$536,000 for management and administration services and A$332,000 for exploration and development services. The Company paid A$2,764,000 for 2013 charges and funding advances. For the three months ended March 31, 2013 AXIS repaid A$1,381,000 to the Company and accordingly the Company recorded an adjustment to the provision of A$(1,161,000). For the three months ended March 31, 2013, the Company charged AXIS interest of A$nil. The amount owed by AXIS at March 31, 2013 under current assets – advances to affiliates was A$4,464,000, which has been fully provided for.

During the three months ended March 31, 2014, AXIS charged the Company A$397,000 for management and administration services and A$297,000 for exploration and development services. The Company invoiced AXIS for A$83,000 for 2014 charges incurred on behalf of AXIS. For the three months ended March 31, 2014, AXIS repaid A$129,000 to the Company and accordingly the Company recorded an adjustment to the provision of A$583,000. For the three months ended March 31, 2014, the Company charged AXIS interest of A$157,000 at a rate of 9.34%. The amount owed by AXIS at March 31, 2014 under non-current assets – advances to affiliates was A$6,381,000, which has been fully provided for.

The Company holds a 0.22% interest in MED. At March 31, 2014, the amount owed by MED to Company under current assets – receivables is A$630,000.

8.	LEASE LIABILITY

The Company entered into capital finance lease agreements for motor vehicles. The leases are non-cancellable and require total monthly repayments of A$3,000 (2013: A$8,000) and expire at various dates from 2014 to 2016. Future minimum payments due for the remaining term of the leases as of March 31, 2014 are as follows:

$A000s
2014	21
2015	14
2016	40
75
Less amounts representing interest	5
70

Current liability	20
Non-current liability	50
70

At March 31, 2014 and 2013, the net book value of the motor vehicles under capital finance leases amounts to approximately A$80,000 and A$281,000 respectively.

9.	OTHER INVESTMENTS

During December 2009, the Company invested A$2,784,000 in exchange for shares in a Fund that purchases shares in companies quoted on international stock exchanges. The fair value of the equity security is not readily determinable from published information. The Company accounts for these investments at cost and reviews the carrying amount for impairment at each balance sheet date. During 2011, the Company redeemed the investment with a cost basis of A$2,065,000 and at December 31, 2011, had received A$1,695,000 of the redeemed investment. At December 31, 2011, the Company assessed the current net asset value of the investment from information provided by the Fund Manager and determined that a provision for impairment was appropriate of A$719,000. At March 31, 2014, management has determined that the provision is still appropriate.

10.	COMMITMENTS AND CONTINGENCIES

On March 25, 2013, the Indian Farmers Fertilizer Cooperative Limited (“IFFCO”) and its subsidiary, Kisan International Trading FZE (“Kisan”,) commenced an arbitration proceeding against the Company before the Singapore International Arbitration Centre seeking damages for the Company’s alleged failure to enter into a long term rock off-take agreement (“ROTA”) with IFFCO for phosphate rock in accordance with the terms of the Share Options Agreement, dated as of July 14, 2008, between the Company and IFFCO. Under the Share Options Agreement, the Company and IFFCO had agreed to use their reasonable best efforts to negotiate and enter into the ROTA within 24 months following the execution of this Agreement, which time period was subsequently extended to July 14, 2012. On April 25, 2013, the Company submitted a response denying IFFCO’s claims on the basis that the Company had complied with its obligations under the Share Option Agreement. On May 6, 2013, IFFCO and Kisan filed a reply to the defense filed by Legend. The dispute was scheduled for arbitration in November 2013.  In October 2013, IFFCO filed a revised claim and as a result, the Arbitration Commission abandoned the arbitration dates for November 2013 and awarded costs against IFFCO. The Company has filed a response to the new claims from IFFCO. The dispute is going through procedural matters and is listed for arbitration in mid May 2014.The proceeding is at a stage where it is difficult to determine the Company’s exposure, if any. In any event, the Company intends to vigorously defend this matter. No provision for losses has been recorded in connection with this litigation.

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

$A000s

Not later than one year	272
Later than one year but not later than five years	1,649
Later than five years but not later than twenty one years	62
1,983

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

12.	INVESTMENTS/SUBSIDARIES

Consolidated Entities

Paradise Phosphate Limited (“Paradise”)

The Company holds 100% of the shares of Paradise which commenced operating during 2012. During 2012 Paradise issued 100,000,000 shares to Legend for all of Legend’s phosphate assets. The assets were transferred at their respective cost basis. Legend has paid an estimated tax liability of A$618,000 as a result of the transfer of the assets to Paradise. As a result of further interpretation of the tax legislation, the interim tax paid has been revised and the Company has had confirmation the amount is fully refundable. Accordingly, the Company has recorded a receivable for this refund which is included under current assets – receivables. The amount of other income of Paradise for the three months ended March 31, 2014 and 2013 included in the Consolidated Statement of Comprehensive Loss amounts to A$nil and A$22,000 respectively, and the amount of comprehensive loss is A$242,000 and A$887,000 respectively.

Alexya Pty Ltd (“Alexya”)

On October 22, 2010, the Company incorporated a wholly owned Australian subsidiary, Alexya to hold a certain asset and liability which has been consolidated in the accompanying consolidated financial statements. For the three months ended March 31, 2013, the amount of revenue of Alexya included in the Consolidated Statement of Comprehensive Loss is A$nil, and the amount of the comprehensive loss A$1,251,000. For the three months ending March 31, 2014 Alexya did not operate.

Other Subsidiaries

The Company also has the following wholly owned inactive subsidiaries:

●	Legend International Holdings Limited

●	Legend Diamonds Pty Ltd.

Equity Investments

Northern Capital Resources Corp (“NCRC”)

At March 31, 2014 and December 31, 2013, the Company’s holding in NCRC was 31.50%. At December 31, 2013 and March 31, 2014, the carrying value of the investment was A$nil. For the three months ended March 31, 2014 and 2013, the Company recorded an equity loss in NCRC of A$nil and A$nil respectively. At March 31, 2014, the investment in the unconsolidated subsidiary is accounted for under the equity method.

The following table presents summary unaudited financial information for NCRC as of March 31, 2014 and March 31, 2013 and for the three months then ended. Such summary financial information has been provided herein based upon the individual significance of this unconsolidated equity investment to the consolidated financial information of the Company:

	March 2014 A$000s	March 2013 A$000s
Current assets	62	243
Non- current assets	140	1,042
Total assets	202	1,285
Current liabilities	308	186
Total liabilities	308	186
Total shareholders’ equity	(106)	1,099
Net profit/(loss)	(-)	(940)

The excess of the carrying value of this equity investment to the Company’s share of underlying equity in the net assets of the investee at March 31, 2014 approximates A$nil.

13.	SHORT TERM DEBT

On August 14, 2013 the Company entered into a mortgage with a third party mortgagee for the sum of A$700,000 which is repayable on August 14, 2014. Mr. JI Gutnick has guaranteed the mortgage. The interest rate is 13.95% per annum, reducible to 8.95% per annum if interest is paid within seven days of the due date. For the three months ended March 31, 2014, the Company paid and or accrued interest of A$16,000. The security for the mortgage is a first ranking charge over a property owned by the Company.

On December 31, 2013, the Company entered into a mortgage with a third party mortgagee for the sum of A$150,000 which is repayable on December 31, 2014. Mr J I Gutnick has guaranteed the mortgage. The interest rate The interest rate is 25.95% per annum, reducible to 20.95% per annum if interest is paid within seven days of the due date. For the three months ended March 31, 2014, the Company paid and or accrued interest of A$8,000. The security for the mortgage is a second ranking charge over a property owned by the Company.

At March 31, 2013 the Company has an unsecured overdraft with a bank in the amount of A$81,000. The loan does not require a compensating balance. The bank charges interest on the overdraft at normal commercial rates. For the three months ended March 31, 2014, the Company paid interest of A$9,000.

14.	COMPREHENSIVE INCOME (LOSS)

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

The Company is subject to taxation in both the USA and Australia.

At March 31, 2014, the net deferred tax asset consisted of the following:

	USA 2014 A$000s	Australia 2014 A$000s	Total 2014 A$000s
Deferred tax assets

Net operating loss carry-forward	4,999	6,724	11,723
Exploration expenditure	3,994	-	3,994
Less valuation allowance	(8,993)	(6,724)	(15,717)
Net deferred taxes	-	-	-

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

As a result of the ownership change that occurred in November 2004 (see note 1), Internal Revenue Code Section 382 limits the use of available operating loss carryforwards for losses incurred prior to the ownership change.  Carry-forward net operating losses will be available to offset future taxable income. Total available net operating loss carryforwards in the United States, which are subject to limitations, amount to approximately A$14,283,000 at March 31, 2014 and expire in years 2025 through 2032. Net operating loss carryforwards in Australia do not have a definite expiration date and amounted to A$22,415,000.

The Company’s tax years for all years since December 31, 2008 remain open to most taxing authorities.

16.	SUBSEQUENT EVENTS

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

The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar during the periods indicated:

3 months ended March 31, 2013                                                                A$1.00 = US$1.0420
3 months ended March 31, 2014                                                                A$1.00 = US$0.9249
3 months ended March 31, 2013                                                                A$1.00 = CDN$1.0602
3 months ended March 31, 2014                                                                A$1.00 = CDN$1.0230

GENERAL

At March 31, 2014, the Company’s holding in Merlin was 0.23%. Following the sale of Merlin shares in, March 2013 the Company lost its control in Merlin.  As a result, Legend de-consolidated the operations of Merlin. Accordingly, the management discussion and analysis relates to the activities of the Company and does not include a discussion of Merlin activities unless otherwise stated.

As set out in notes to consolidated financial statements – affiliate transactions, the Company is managed by AXIS. Certain costs and expenses are incurred by the Company and certain costs and expenses are incurred by AXIS on behalf of the Company and billed to the Company by AXIS. The total amount of expenses billed to the Company by AXIS for the three months ended March 31, 2014 was A$345,000 (2013: A$465,000). The discussion in the next paragraphs relates to costs and expenses of the Company, incurred by both the Company; and by AXIS that are billed to the Company.

RESULTS OF OPERATION

Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013.

The Company’s financial statements are prepared in Australian dollars (A$). A number of the costs, expenses and assets of the Company are incurred/held in US$ and the conversion of these costs to A$ means that the comparison of the three months ended March 31, 2014 to the three months ended March 31, 2013 does not always present a true comparison.

As an exploration company until February 2011 and a development stage company since then, we do not have an ongoing source of revenue. Our revenue stream is normally from interest received on cash in bank and adhoc tenement disposals and Australian Taxation Office refunds.

Other income increased from A$16,000 for the three months ended March 31, 2013 to A$167,000 for the three months ended March 31, 2014, which primarily represents interest on funds in the bank A$2,000 (2013:16,000); interest income from a related entity of A$157,000 (2013: A$nil) and proceeds from disposal miscellaneous items on the closure of the Mt Isa Office A$8,000 (2013 A$nil).

Costs and expenses decreased from A$2,324,000 in the three months ended March 31, 2013 to A$979,000 in the three months ended March 31, 2014. The decrease in expenses is a net result of:

a)
a decrease in legal, accounting and professional expense from A$67,000 for the three months ended March 31, 2013 to A$32,000 for the three months ended March 31, 2014. For the three months ended March 31, 2014, accounting and audit fees were A$20,000 (2013: A$24,000) for professional services in relation to financial statements, the quarterly Form 10-Qs, Form 10-K, and annual reporting in Australia, taxation fees of A$5,000 (2013: A$30,000) related to the Company and we incurred legal expenses of A$7,000 (2013: A$13,000) for general legal work.

b)
a decrease in exploration expenditure written off from A$628,000 in the three months ended March 31, 2013 to A$411,000 in the three months ended March 31, 2014. The exploration costs include drilling/geological/geophysical/mineral analysis contractors, contract field staff costs, travel costs, accommodation and tenement costs on properties where we have not estimated mineral reserves.  On our phosphate activities, costs which were capitalized and included in development costs decreased from A$40,000 for the three months ended March 31, 2013, to A$10,000 for the three months ended March 31, 2014 primarily due to lesser activity on the feasibility test work. The Company’s main focus for the three months ended March 31, 2013 and for the three months ended March 31, 2014 has been tenement maintenance and rehabilitation.

c)	an decrease in aircraft costs from A$271,000 in the three months ended March 31, 2013 to A$nil in the three months ended March 31, 2014 as we sold the aircraft early in fiscal 2013.

d)
a decrease in interest expense from A$352,000 for the three months ended March 31, 2013 to A$36,000 for the three months ended March 31, 2014 due to repayment in May 2013 of convertible notes and an advance from affiliate incurring interest and borrowings under a loan facility. During the three months ended March 31, 2014 the Company incurred interest on short term loans and borrowings.

e)	a decrease in financing costs from A$139,000 for the three months ended March 31, 2013 to A$nil for the three months ended March 31, 2014 due to repayment in May 2013 of convertible notes.

f)
a decrease in administration expense from A$867,000 in the three months ended March 31, 2013 to A$500,000 in the three months ended March 31, 2014. During the three months ended March 31, 2014, the corporate management and service fees charged to us by AXIS was A$122,000 (2013: A$202,000). AXIS charged us direct costs of A$263,000 (2013: A$276,000) for Directors’ fees, salaries and salary-related matters incurred on behalf of the Company, which relates to our share of salaries paid to the President and Chief Executive Officer, Chief Financial Officer and Secretary, Executive General Manager, General Manager Business, Project Manager and other staff of AXIS who provide services to the Company, and for independent directors fees. The Company incurred A$nil (2013: A$198,000) in direct salaries paid by Paradise. The Company paid insurance costs of A$45,000 (2013: A$25,000). The Company incurred A$nil (2013: A$30,000) for travel by Directors and officers, contractors and other AXIS staff who provide services to the Company; A$1,000 (2013: A$1,000) in borrowing costs and bank fees; A$10,000 (2013: A$24,000) in motor vehicle costs; A$18,000 (2013: A$16,000) for stock transfer agent services; A$2,000 (2013: A$12,000) for office and computing consumables; A$7,000 (2013: A$8,000) for other contractors including external information technology consultants; A$nil (2013: A$8,000) for staff support costs; A$2,000 (2013: A$8,000) for rent of offices in Melbourne, A$1,000 (2013: A$2,000) for subscriptions to industry papers and services; A$19,000 (2013: A$12,000) for depreciation of non-field assigned assets and minor equipment purchases; A$1,000 (2013: A$26,000) for telecommunications support; and A$9,000 (2013: A$19,000) for Delaware franchise tax. For the three months ended March 31, 2014, there was a reduction of A$6,000 in rent of offices, A$25,000 in telephone and internet charges, A$30,000 in travel costs, A$80,000 in corporate management and service fees charged to us by AXIS and A$211,000 in salaries and salary-related matters incurred on behalf of the Company charged to us by AXIS and direct salaries paid by Paradise as a result of the reduction in activity of the Company’s main focus the phosphate business due to funding constraints. Included in administration expenses of A$500,000 (2013: A$867,000) is an amount of A$345,000 (2013: A$465,000) billed to us by AXIS.

As a result of the foregoing, the loss from operations decreased from A$2,308,000 for the three months ended March 31, 2013 to A$812,000 for the three months ended March 31, 2014.

A decrease in the foreign currency exchange loss of A$5,000 for the three months ended March 31, 2013 to a foreign exchange gain of A$6,000 for the three months ended March 31, 2014 was recorded as a result of the movement in the Australian dollar versus the US dollar.

At March 31, 2013, management considered the recoverability of the amount owed by AXIS and in accordance with the requirements of accounting standards provided a provision for doubtful receivable. For the three months ended March 31, 2014, the Company recorded an adjustment to the provision of A$583,000 compared to A$(1,161,000) for the three months ended March 31, 2013.

A net unrealized gain of A$10,000 (2013: A$nil) was incurred on revaluation of certain marketable securities, being the difference between the carrying and market value in the three months ended March 31, 2014.

A net realized gain of A$7,000 (2012: loss A$26,000) was recorded on sale of property and equipment, being the difference between cost and sale price, was incurred in the three months ended March 31, 2014.

The Company has written off assets of A$945,000 for the three months ended March 31, 2013 for which there was no comparable amount for the three months ended March 31, 2014.

The loss from continuing operations before income taxes was A$4,445,000 for the three months ended March 31, 2013 compared to A$206,000 for the three months ended March 31, 2014.

The Company has recorded reduction in the current tax liability of A$32,000 for the three months ended March 31, 2013 as a result of the transfer of the phosphate assets to a 100% owned subsidiary of Legend, for which there was no comparable amount for the three months ended March 31, 2014.

The net loss for continuing operations was A$206,000 for the three months ended March 31, 2014 compared to a net loss of A$4,413,000 for the three months ended March 31, 2013.

A net income of A$7,248,000 was recorded on discontinued operations in the three months ended March 31, 2013.

The net loss of A$206,000 for the three months ended March 31, 2014 compared to a net income of A$2,835,000 for the three months ended March 31, 2013.

Liquidity and Capital Resources

For the three months ended March 31, 2014, net cash used in operating activities was A$695,000 (2013: A$4,100,000) primarily consisting of the net loss of A$206,000 (2013: net income of A$2,835,000), adjusted for non-cash items being depreciation and amortization of A$58,000 (2013: A$184,000), write-down of assets of A$nil (2013: A$945,000); decrease in allowance for doubtful receivable of A$583,000 (2013: increase A$1,161,000); increase in accounts receivable of A$38,000 (2013: decrease A$99,000); decrease in prepayments and deposits of A$201,000 (2013: increase A$3,000); decrease in inventories of A$nil (2013: A$71,000) and an increase in accounts payable and accrued expenses of A$55,000 (2013: decrease A$575,000).

Net cash provided by investing activities was A$84,000 (2013: A$12,717,000) which consisted of, proceeds from sale of plant and equipment A$94,000 (2013: A$17,000); additions to mine development of A$10,000 (2013: A$40,000) and the three months ending March 31,2013 included proceeds from the sale of a subsidiary of A$12,740,000..

Net cash provided by financing activities was A$611,000 (2013: A$925,000) being repayments under finance leases of A$33,000 (2013: A$54,000), advances by affiliates of A$742,000 (2013: advances to affiliates of A$1,130,000), and repayment of bank overdraft of A$98,000 (2013: A$nil) and the three months ending March 31, 2013 included repayment long term debt of A$76,000 and proceeds from the private placement of 45,000,000 shares for net proceeds of A$2,185,000.

As at March 31, 2014, the Company had A$2,000 in cash.

We plan to continue our exploration and development program throughout 2014 and the Company has an obligation to incur expenditure on phosphate projects of A$350,000, and other commodity projects of A$100,000. Our budget for general administration costs for 2014 is A$1,915,000. At March 31, 2014, the Company had a receivable from AXIS amounting to A$6,381,000 which has been fully provided for. Legend is substantially dependent upon AXIS for our senior management, financial and accounting, corporate legal, geological and other corporate headquarters functions. For example, each of our officers is employed by AXIS. AXIS provides us with office facilities, administrative personnel and services, management and geological staff and services. Legend has continued to provide funds in advance of services to be rendered by AXIS as Legend has no capabilities to undertake the services in its own right nor has it the infrastructure itself.

The Company has historically funded its activities from funds provided by capital raising through the issuance of its shares and from advances from affiliated entities. The Company has in place a planning and budgeting process to help determine the funds required to support the Company's operating requirements and its exploration and pre-development plans. The Company has announced that intends to undertake a rights issue of shares to existing shareholders on the basis of one new share for each existing share on issue, at a price of US$0.05 per share. The Company filed a Registration Statement on Form S-1 for the rights offering with the SEC on August 30, 2013, which is currently under review. Based on this process and the amount of the Company's cash and other current assets as of March 31, 2014, management believes if it can obtain the capital raising as discussed above, that the Company will have sufficient operating liquidity to sustain its activities through 2014. However, as the Company has not yet generated income producing activities, it will continue to seek opportunities to raise additional funds from capital raising efforts through the issuance of its shares, funding from affiliated entities as may be available and other financing arrangements until which time as the Company can commence revenue producing activities.

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

Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make.  Risks, uncertainties and inaccurate assumptions could cause actual results to differ materially from historical results or those currently anticipated.  Consequently, no forward-looking statement can be guaranteed.  The potential risks and uncertainties that could affect forward looking statements include, but are not limited to:

●	The risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013,

●	The possibility that the phosphates we find are not commercially economical to mine,

●	The possibility that we do not find diamonds or other minerals or that the diamonds or other minerals we find are not commercially economical to mine,

●	The risks and hazards inherent in the mineral exploration and development business (including environmental hazards, industrial accidents, weather or geologically related conditions),

●	Changes in the market price of phosphate, base metals and diamonds,

●	The uncertainties inherent in our exploratory activities, including risks relating to permitting regulatory delays,

●	The effects of environmental and other governmental regulations,

●	Uncertainty as to whether financing will be available to enable further exploration and development,

●	Estimates of proven and probable reserves are subject to considerable uncertainty,

●	Movements in foreign exchange rates,

●	Increased competition, governmental regulation,

●	Performance of information systems,

●	Ability of the Company to hire, train and retain qualified employees,

●	The availability of sufficient, transportation, power and water resources, and

●	Our ability to enter into key exploration and supply agreements and the performance of contract counterparties.

In addition, other risks, uncertainties, assumptions, and factors that could affect the Company's results and prospects are described in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, including under the heading “Risk Factors” and elsewhere herein and therein and may further be described in the Company's prior and future filings with the Securities and Exchange Commission and other written and oral statements made or released by the Company.

We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this document.  The information contained in this report is current only as of its date, and we assume no obligation to update any forward-looking statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The Company reports in A$ and holds cash denominated in US dollars. At March 31, 2014, this amounted to US$2,000 (A$2,000). A change in the exchange rate between the A$ and the US$ will have an effect on the amounts reported in the Company’s consolidated financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the US$ exchange rate will have no effect on the consolidated balance sheet and statement of comprehensive loss.

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

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2014 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

(c)	Other

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of March 31, 2014, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings.

On March 25, 2013, the Indian Farmers Fertilizer Cooperative Limited (“IFFCO”) and its subsidiary, Kisan International Trading FZE (“Kisan”,) commenced an arbitration proceeding against the Company before the Singapore International Arbitration Centre seeking damages for the Company’s alleged failure to enter into a long term rock off-take agreement (“ROTA”) with IFFCO for phosphate rock in accordance with the terms of the Share Options Agreement, dated as of July 14, 2008, between the Company and IFFCO. Under the Share Options Agreement, the Company and IFFCO had agreed to use their reasonable best efforts to negotiate and enter into the ROTA within 24 months following the execution of this Agreement, which time period was subsequently extended to July 14, 2012. On April 25, 2013, the Company submitted a response denying IFFCO’s claims on the basis that the Company had complied with its obligations under the Share Option Agreement. On May 6, 2013, IFFCO and Kisan filed a reply to the defense filed by Legend. The dispute was scheduled for arbitration in November 2013.  In October 2013, IFFCO filed a revised claim and as a result, the Arbitration Commission abandoned the arbitration dates for November 2013 and awarded costs against IFFCO. The Company has filed a response to the new claims from IFFCO. The dispute is going through procedural matters and is listed for arbitration in mid May 2014.The proceeding is at a stage where it is difficult to determine the Company’s exposure, if any. In any event, the Company intends to vigorously defend this matter. No provision for losses has been recorded in connection with this litigation.

Item 1A   Risk Factors

An investment in the Company involves a high degree of risk.

In addition to the other information set forth in this Report, investors should carefully review and consider the information regarding certain factors which could materially affect the Company’s business, results of operations, financial condition and cash flows set forth below and in Part I Item 1A. “Risk Factors” in the Company’s Fiscal 2013 Form 10-K. The Company may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

The Company is subject to litigation risks, which could adversely affect its business.

For further information, see “Item 1-Legal Proceedings.”

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3.    Defaults Upon Senior Securities.

Not Applicable

Item 4.    Mine Safety Disclosures.

Not Applicable

Item 5.    Other Information.

Not  Applicable

Item 6.    Exhibits.

Exhibit No.	Description

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Joseph Isaac Gutnick

31.2	Certification of Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter James Lee

32.1	Certification of Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Joseph Isaac Gutnick

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Peter James Lee

101	The following materials from the Legend International Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Comprehensive Loss, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

	#101.INS	XBRL Instance Document.
	#101.SCH	XBRL Taxonomy Extension Schema Document.
	#101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
	#101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
	#101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
	#101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
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

LEGEND INTERNATIONAL HOLDINGS, INC.

(Registrant)

By:	/s/ Peter J. Lee
Peter J. Lee
Chief Financial Officer and Secretary

Dated: May 14, 2014

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Joseph Isaac Gutnick

31.2	Certification of Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Peter James Lee

32.1	Certification of Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Joseph Isaac Gutnick

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Peter James Lee

101	The following materials from the Legend International Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Comprehensive Loss, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

	#101.INS	XBRL Instance Document.
	#101.SCH	XBRL Taxonomy Extension Schema Document.
	#101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
	#101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
	#101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
	#101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
__________________
# Filed herewith. In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed “not filed” for purposes of section 18 of the Exchange Act, and otherwise are not subject to liability under that section.