Form 10-Q
period 2014-06-30
LEGEND INTERNATIONAL HOLDINGS INC
filed 2014-08-28
CIK 1132143

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

—————————
FORM 10-Q
—————————

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended June 30, 2014

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

There were 444,047,971 shares of common stock outstanding on August 19, 2014.

SIGNATURES		23

EXHIBIT INDEX		24

Exh. 31.1	Certification	25
Exh. 31.2	Certification	26
Exh. 32.1	Certification	27
Exh. 32.2	Certification	28

PART I – FINANCIAL INFORMATION

Item 1.    CONSOLIDATED FINANCIAL STATEMENTS

Introduction to Interim Consolidated Financial Statements.

The interim consolidated financial statements included herein have been prepared by Legend International Holdings, Inc. (“Legend” or the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

In the opinion of management, all adjustments, consisting of normal recurring adjustments and consolidating entries, necessary to present fairly the consolidated financial position of the Company and subsidiaries as of June 30, 2014, the results of its consolidated operations for the three and six month periods ended June 30, 2014 and June 30, 2013, and the changes in its consolidated cash flows for the six month periods ended June 30, 2014 and June 30, 2013 have been included.  The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

UNLESS OTHERWISE INDICATED, ALL FINANCIAL INFORMATION PRESENTED IS IN AUSTRALIAN DOLLARS.

LEGEND INTERNATIONAL HOLDINGS, INC.
Consolidated Balance Sheet

	June 2014 A$000s (unaudited)	December 2013 A$000s
ASSETS

Current Assets:
Cash	66	2
Receivables	833	1,371
Prepayments	40	101
Marketable securities	24	38
Assets held for sale	-	85
Inventories	101	101
Total Current Assets	1,064	1,698

Non-Current Assets:
Property and equipment, net	1,918	2,186
Other investments	200	200
Deposits	282	464
Development costs	3,006	2,996
Total Non-Current Assets	5,406	5,846

Total Assets	6,470	7,544

LIABILITIES

Current Liabilities:
Bank overdraft	-	179
Accounts payable and accrued expenses	1,524	1,408
Short-term debt	850	850
Lease liability	17	53
Total Current Liabilities	2,391	2,490

Non-Current Liabilities:
Reclamation and rehabilitation provision	59	66
Lease liability	45	53
Total Non-Current Liabilities	104	119

Total Liabilities	2,495	2,609

Commitments and Contingencies

Stockholders’ Equity
Preferred stock: US$.001 par value, 20,000,000 shares authorized, none issued and outstanding.
Common stock: US$.001 par value, 1,250,000,000 and 400,000,000 shares authorized
444,047,971 shares issued and outstanding	496	496
Additional paid-in-capital	177,423	177,423
Accumulated other comprehensive income/(loss)	(1,063)	(1,063)
Retained (deficit)	(172,881)	(171,921)

Total Stockholders’ Equity	3,975	4,935

Total Liabilities and Stockholders’ Equity	6,470	7,544

The accompanying notes are integral part of the consolidated financial statements.

LEGEND INTERNATIONAL HOLDINGS, INC.
Consolidated Statements of Comprehensive Loss
(Unaudited)

	For the three months ended June 30		For the six months ended June 30
	2014 A$000s	2013 A$000s	2014 A$000s	2013 A$000s
Revenues:

Other income
Interest income – other	6	22	8	38
Other	-	-	8	-

Total other income	6	22	16	38

Costs and expenses:
Legal, accounting and professional	621	204	653	271
Exploration expenditure	288	613	699	1,241
Aircraft costs	-	93	-	364
Interest expense	46	287	82	639
Financing costs	-	31	-	170
Administration expenses	431	848	931	1,715

Total costs and expenses	1,386	2,076	2,365	4,400

(Loss) from operations	(1,380)	(2,054)	(2,349)	(4,362)
Foreign currency exchange (loss)	(6)	(217)	-	(222)
Recovery of allowance for doubtful receivable	656	1,595	1,396	434
Realized/unrealized gain/(loss) on marketable securities	(24)	(39)	(14)	(39)
Gain/(loss) from sale of property and equipment	-	17	7	(9)
Writeoff/writedown of assets	-	(15)	-	(960)

(Loss) from continuing operations before income taxes	(754)	(713)	(960)	(5,158)
Benefit from income taxes	-	-	-	32

Net (loss) from continuing operations	(754)	(713)	(960)	(5,126)

Discontinued operations
Gain on disposal of discontinued operations	-	-	-	9,194
Equity in (losses) of unconsolidated entities	-	-	-	(25)
Net (loss) from discontinued operations	-	-	-	(2,723)
Amortization of mineral rights	-	-	-	(350)
Net profit attributable to non-controlling interests of discontinued operations	-	-	-	1,152

Net income from discontinued operations	-	-	-	7,248

Net income/(loss)	(754)	(713)	(960)	2,122

Basic and diluted net income/(loss) per common equivalent share
Net income/(loss) from continuing operations per share	(0.00)	(0.00)	(0.00)	(0.02)
Net income/(loss) from discontinued operations per share	-	-	-	0.03
Basic and diluted net income/(loss) per common equivalent shares	(0.00)	(0.00)	(0.00)	0.01

Weighted average number of common equivalent shares used in per share calculations	444,047	314,405	444,047	291,852

The accompanying notes are integral part of the consolidated financial statements.

LEGEND INTERNATIONAL HOLDINGS, INC.
Consolidated Statements of Stockholders’ Equity
for the period ended June 30, 2014
(Unaudited)

	Common Stock			Accumulated
	Shares 000s	Par Value A$000s	Additional Paid-In Capital A$000s	Other Comprehensive Income (Loss) A$000s	Retained (Deficit) A$000s	Stockholders’ Equity (Deficit) A$000s

Balance, December 31, 2013	444,047	496	177,423	(1,063)	(171,921)	4,935

Net loss from operations	-	-	-	-	(960)	(960)

Balance, June 30, 2014	444,047	496	177,423	(1,063)	(172,881)	3,975

The accompanying notes are integral part of the consolidated financial statements

LEGEND INTERNATIONAL HOLDINGS, INC.
Consolidated Statement of Cash Flows
(Unaudited)

	For the six months ended June 30
	2014 A$000s	2013 A$000s
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income/(loss)	(960)	2,122

Adjustments to reconcile net income/(loss) to net cash(used) by operating activities:
Foreign currency exchange (gain) loss	-	222
Unrealized (gain)/losses on marketable securities	14	39
Provision for reclamation and remediation	(7)	(19)
Gain/loss on sale of property and equipment	(7)	9
Writedown/writeoff of assets	-	960
Depreciation and amortization	87	278
Gain on disposal of discontinued operations	-	(9,194)
Recovery of allowance for doubtful receivable	(1,396)	(434)
Interest receivable	(1)	(3)
Net Change in:
Receivables	538	270
Prepayments and deposits	243	101
Inventories	-	31
Accrued financing cost	-	(6,441)
Accounts payable and accrued expenses	118	(848)
Net Cash (Used) by Operating Activities	(1,371)	(12,907)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sale of subsidiary	-	12,740
Purchase of property and equipment	-	(38)
Development costs	(10)	(118)
Proceeds from sale of property and equipment	273	4,668
Net Cash Provided by Investing Activities	263	17,252

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances (payable) / repayments – affiliates	1,396	(1,187)
Repayment of convertible debenture	-	(10,459)
Repayment under finance leases	(45)	(84)
Repayment for bank overdraft	(179)	-
Repayment for long term debt	-	(2,541)
Net proceeds from issuance of stock	-	6,932
Net Cash (Used)/Provided by Financing Activities	1,172	(7,339)

Discontinued Operations

Operating activities	-	1,946
Net Cash Provided by Discontinued Operations	-	1,946

Effect of exchange rate changes on cash	-	61
Net increase (decrease) in cash	64	(987)
Cash at beginning of period	2	1,065

Cash at end of period	66	78

Supplemental Disclosures:
Cash paid for interest	64	1,433

The accompanying notes are integral part of the consolidated financial statements.

LEGEND INTERNATIONAL HOLDINGS, INC.
Notes to Consolidated Financial Statements

1.	ORGANISATION AND BUSINESS

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

As a result of establishing the Paradise South phosphate mineral reserve estimates, the Company accounts for development expenditure by capitalizing such costs. Exploration costs incurred on the Company’s other activities are written off as incurred to the consolidated statements of comprehensive loss. The Company's business plan calls for the identification of mineral properties, where it can obtain secure title to exploration, development and mining interests. The Company’s preference is to identify large minerals deposits with low operating costs.

The Company has historically funded its activities from funds provided by capital raising through the issuance of its shares and from advances from affiliated entities. The Company has in place a planning and budgeting process to help determine the funds required to support the Company's operating requirements and its exploration and development plans. The Company has announced that intends to undertake a rights issue of shares to existing shareholders on the basis of one new shares for each existing share on issue, at a price of US$0.05 per share. The documents have been forwarded to the SEC for comment. Based on this process and the amount of the Company's cash and other current assets as of June 30, 2014, management believes that the Company has sufficient operating liquidity to sustain its activities through 2014. However, as the Company has not yet generated income producing activities, it will continue to seek opportunities to raise additional funds from capital raising efforts through the issuance of its shares, funding from affiliated entities as may be available, debt facilities and other financing arrangements until such time as the Company can commence revenue producing activities.

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

In June 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The new rules eliminate certain disclosures currently required under U.S. generally accepted accounting principles (GAAP) in the financial statements for development stage entities. The amendment removes the definition of a development stage entity, thereby removing the financial reporting distinction between the development stage entities and reporting entities from U.S. GAAP. The Company has eliminated the inception-to-date information in the statements of comprehensive (loss), cash flows, and shareholder equity. The financial statements are no longer labeled as a development stage entity, and no disclosure is required for a description of the development stage activities the entity is engaged or when they are no longer a development stage entity. This update also eliminates an exception provided to development stage entities in FASC Topic 810, Consolidation, for determining whether an entity is a Variable Interest Entity based on the amount of equity at risk. The adoption of the ASU No. 2014-10 did not have a material impact on our financial position, results of operations or cash flows.

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

		At June 30, 2014			At December 31, 2013
	Depreciable Life (in years)	Cost A$000s	Accumulated Depreciation A$000s	Net Book Value A$000s	Cost A$000s	Accumulated Depreciation A$000s	Net Book Value A$000s

Land		231	-	231	231	-	231
Buildings	40	1,295	(29)	1,266	1,295	(15)	1,280
Leasehold Improvements	1-2	125	(72)	53	125	(66)	59
Motor Vehicles	5	787	(633)	154	849	(662)	187
Equipment	1-10	572	(427)	145	1,047	(686)	361
Construction in Progress		69	-	69	68	-	68
		3,079	(1,161)	1,918	3,615	(1,429)	2,186

The depreciation expense for the six months ended June 30, 2014 amounted to A$87,000 and for the six months ended June 30, 2013 amounted to A$278,000 and accumulated depreciation on assets written off and/or disposed of for the six months ended June 30, 2014 was A$356,000. Net book value of assets written off and/or disposed of for the six months ended June 30, 2014 amounted to A$181,000.

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

During the six months ended June 30, 2014 A$10,000 (2013: A$118,000) of costs incurred on the Paradise South phosphate project in the process of preparing the mineral deposit for extraction were capitalized and included in development costs.

5.	DEPOSITS

Deposits held by the Company consist of:

	June 30, 2014 A$000s	December 31, 2013 A$000s
Term deposit as security for a Banker’s Undertaking	-	184

Cash deposits provided to Government Departments for the purpose of guaranteeing the Company’s performance in accordance with mining law	125	125

Other	157	155

	282	464

6.	STOCKHOLDERS EQUITY

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

A summary of option activity under the Plan as of June 30, 2014, and changes during the six months then ended is presented below:

Options	Shares 000s	Weighted-Average Exercise Price

Balance, December 31, 2013	21,087	$1.35
Granted	-	-
Exercised	-	-
Forfeited and expired	(912)	$1.00

Balance, June 30, 2014	20,175	$1.37

Options exercisable at June 30, 2014	20,175	$1.37

At the time of an issue of options, management assess the forfeiture rate to be used for the issue based on historical experience and management’s view on the likelihood that the individual will continue employment to the end of the vesting period. The forfeiture rates historically have varied between 33.3% and 100%.

For the six months ended June 30, 2014, stock-based compensation expense relating to stock options was A$nil. No income tax benefit was recognized in the six months ended June 30, 2014 for stock-based compensation arrangements. As at June 30, 2014, there was A$nil of unrecognized compensation cost, before income taxes, related to unvested stock options.

	Options Outstanding			Options Exercisable
Exercise Price US$	Number Outstanding 000s	Weighted Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price	Number Exercisable 000s	Weighted Average Remaining Contractual Life (In Years)	Weighted- Average Exercise Price
$0.444	1,706	2.32		1,706	2.32
$1.000	11,569	3.22		11,569	3.22
$2.000	5,900	3.68		5,900	3.68
$3.480	1,000	4.03		1,000	4.03
	20,175	3.32	$1.37	20,175	3.32	$1.37

The aggregate intrinsic value of outstanding stock options at June 30, 2014 was A$nil and the aggregate intrinsic value of exercisable stock options was A$nil.

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

During the six months ended June 30, 2014, AXIS charged the Company A$785,000 for management and administration services and A$500,000 for exploration and development services. The Company invoiced AXIS for A$84,000 for 2014 charges incurred on behalf of AXIS. For the six months ended June 30, 2014, AXIS repaid A$195,000 to the Company and accordingly the Company recorded an adjustment to the provision of A$1,396,000. For the six months ended June 30, 2014, the Company charged AXIS interest of A$300,000 at a rate of 9.34%. The amount owed by AXIS at June 30, 2014 under non-current assets – advances to affiliates was A$5,868,000, which has been fully provided for.

The Company holds a 0.18% interest in MED. At June 30, 2014, the amount owed by MED to Company under current assets – receivables is A$821,000.

8.	LEASE LIABILITY

The Company entered into capital finance lease agreements for motor vehicles. The leases are non-cancellable and require total monthly repayments of A$3,000 (2013: A$7,000) and expire at various dates from 2014 to 2016. Future minimum payments due for the remaining term of the leases as of June 30, 2014 are as follows:

A$000s
2014	12
2015	14
2016	40
66
Less amounts representing interest	4
62

Current liability	17
Non-current liability	45
62

At June 30, 2014 and 2013, the net book value of the motor vehicles under capital finance leases amounts to approximately A$76,000 and A$168,000 respectively.

9.	OTHER INVESTMENTS

During December 2009, the Company invested A$2,784,000 in exchange for shares in a Fund that purchases shares in companies quoted on international stock exchanges. The fair value of the equity security is not readily determinable from published information. The Company accounts for these investments at cost and reviews the carrying amount for impairment at each balance sheet date. During 2011, the Company redeemed the investment with a cost basis of A$2,065,000 and at December 31, 2011, had received A$1,695,000 of the redeemed investment. At December 31, 2011, the Company assessed the current net asset value of the investment from information provided by the Fund Manager and determined that a provision for impairment was appropriate of A$719,000. At June 30, 2014, management has determined that the provision is still appropriate. The Company also holds an investment of A$200,000 in an unlisted company.

10.	COMMITMENTS AND CONTINGENCIES

On March 25, 2013, the Indian Farmers Fertilizer Cooperative Limited (“IFFCO”) and its subsidiary, Kisan International Trading FZE (“Kisan”,) commenced an arbitration proceeding against the Company before the Singapore International Arbitration Centre seeking damages for the Company’s alleged failure to enter into a long term rock off-take agreement (“ROTA”) with IFFCO for phosphate rock in accordance with the terms of the Share Options Agreement, dated as of July 14, 2008, between the Company and IFFCO. Under the Share Options Agreement, the Company and IFFCO had agreed to use their reasonable best efforts to negotiate and enter into the ROTA within 24 months following the execution of this Agreement, which time period was subsequently extended to July 14, 2012. On April 25, 2013, the Company submitted a response denying IFFCO’s claims on the basis that the Company had complied with its obligations under the Share Option Agreement. On May 6, 2013, IFFCO and Kisan filed a reply to the defense filed by Legend. The dispute was scheduled for arbitration in November 2013.  In October 2013, IFFCO filed a revised claim and as a result, the Arbitration Commission abandoned the arbitration dates for November 2013 and awarded costs against IFFCO. The Company has filed a response to the new claims from IFFCO. The arbitration occurred in May 2014 and a decision is expected in late August. The proceeding is at a stage where it is difficult to determine the Company’s exposure, if any. In any event, the Company intends to vigorously defend this matter. No provision for losses has been recorded in connection with this litigation.

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

A$000s

Not later than one year	359
Later than one year but not later than five years	1,585
Later than five years but not later than twenty one years	-
1,944

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC Topic 825 “Financial Instruments” requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The Company’s financial instruments include cash, receivables, other investments, advances due from affiliates, accounts payable and accrued expenses, bank overdraft and loans. The carrying amounts of cash, receivables, advances due from affiliates, accounts payable and accrued expenses, bank overdraft and loans approximate their respective fair values due to the short term maturities of these instruments. The carrying amounts of marketable securities comprised of shares are measured at fair value based on unadjusted quoted market prices that are available in active markets as of the reporting date.

12.	INVESTMENTS/SUBSIDARIES

Consolidated Entities

Paradise Phosphate Limited (“Paradise”)

The Company holds 100% of the shares of Paradise which commenced operating during 2012. During 2012 Paradise issued 100,000,000 shares to Legend for all of Legend’s phosphate assets. The assets were transferred at their respective cost basis. Legend has paid an estimated tax liability of A$618,000 as a result of the transfer of the assets to Paradise. As a result of further interpretation of the tax legislation, the interim tax paid was revised and in June 2014 the Company received a full refund including interest. The amount of other income of Paradise for the six months ended June 30, 2014 and 2013 included in the Consolidated Statement of Comprehensive Loss amounts to A$nil and A$27,000 respectively, and the amount of comprehensive loss is A$372,000 and A$1,487,000 respectively.

Alexya Pty Ltd (“Alexya”)

On October 22, 2010, the Company incorporated a wholly owned Australian subsidiary, Alexya to hold a certain asset and liability which has been consolidated in the accompanying consolidated financial statements. For the six months ended June 30, 2013, the amount of revenue of Alexya included in the Consolidated Statement of Comprehensive Loss is A$nil, and the amount of the comprehensive loss A$1,197,000. For the six months ending June 30, 2014 Alexya did not operate.

Other Subsidiaries

The Company also has the following wholly owned inactive subsidiaries:

●	Legend International Holdings Limited
●	Legend Diamonds Pty Ltd.

Equity Investments

Northern Capital Resources Corp (“NCRC”)

At June 30, 2014 and December 31, 2013, the Company’s holding in NCRC was 31.50%. At December 31, 2013 and June 30, 2014, the carrying value of the investment was A$nil. For the six months ended June 30, 2014 and 2013, the Company recorded an equity loss in NCRC of A$nil and A$nil respectively. At June 30, 2014, the investment in the unconsolidated subsidiary is accounted for under the equity method.

The following table presents summary unaudited financial information for NCRC as of June 30, 2014 and June 30, 2013 and for the six months then ended. Such summary financial information has been provided herein based upon the individual significance of this unconsolidated equity investment to the consolidated financial information of the Company:

	June 2014 A$000s	June 2013 A$000s

Current assets	62	715
Non- current assets	-	653
Total assets	62	1,368

Current liabilities	249	207
Total liabilities	249	207

Total shareholders’ equity	(187)	1,161

Net profit/(loss)	(188)	(1,193)

The excess of the carrying value of this equity investment to the Company’s share of underlying equity in the net assets of the investee at June 30, 2014 is A$nil.

13.	SHORT TERM DEBT

On August 14, 2013 the Company entered into a mortgage with a third party mortgagee for the sum of A$700,000 which is repayable on August 14, 2014. Mr. JI Gutnick has guaranteed the mortgage. The interest rate is 13.95% per annum, reducible to 8.95% per annum if interest is paid within seven days of the due date. For the six months ended June 30, 2014, the Company paid and or accrued interest of A$31,000. The security for the mortgage is a first ranking charge over a property owned by the Company.  In July 2014 an informal repayment extension was granted to 14 November 2014 at the increased interest rate of 13.95%.

On December 31, 2013, the Company entered into a mortgage with a third party mortgagee for the sum of A$150,000 which is repayable on December 31, 2014. Mr J I Gutnick has guaranteed the mortgage. The interest rate is 25.95% per annum, reducible to 20.95% per annum if interest is paid within seven days of the due date. For the six months ended June 30, 2014, the Company paid and or accrued interest of A$14,000. The security for the mortgage is a second ranking charge over a property owned by the Company.

At June 30, 2014 the Company repaid an unsecured overdraft held with a bank. The bank charged interest on the overdraft at normal commercial rates. For the six months ended June 30, 2014, the Company paid interest of A$11,000.

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

The Company is subject to taxation in both the USA and Australia.

At June 30, 2014, the net deferred tax asset consisted of the following:

	USA 2014 A$000s	Australia 2014 A$000s	Total 2014 A$000s
Deferred tax assets

Net operating loss carry-forward	5,325	7,063	12,388
Exploration expenditure	4,086	-	4,086
Less valuation allowance	(9,411)	(7,063)	(16,474)

Net deferred taxes	-	-	-

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

In February 2012, as a result of the transfer of the phosphate assets to Paradise, the Company has realized carrying-forward net operating losses and exploration expenditure. In addition the Company made an interim tax payment of A$618,000 resulting from the transaction. As a result of further interpretation of the tax legislation, the interim tax paid has been revised and in June 2014 the Company has received a full refund including interest.

As a result of the ownership change that occurred in November 2004, Internal Revenue Code Section 382 limits the use of available operating loss carryforwards for losses incurred prior to the ownership change.  Carry-forward net operating losses will be available to offset future taxable income. Total available net operating loss carryforwards in the United States, which are subject to limitations, amount to approximately A$15,213,000 at June 30, 2014 and expire in years 2025 through 2033. Net operating loss carryforwards in Australia do not have a definite expiration date and amounted to A$23,544,000.

The Company’s tax years for all years since December 31, 2010 remain open to most taxing authorities.

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

The following table shows the average rate of exchange of the Australian dollar as compared to the US dollar during the periods indicated:

6 months ended June 30, 2013                     A$1.00 = US$0.9140
6 months ended June 30, 2014                     A$1.00 = US$0.9429
6 months ended June 30, 2013                     A$1.00 = CDN$0.9616
6 months ended June 30, 2014                     A$1.00 = CDN$1.0057

GENERAL

At June 30, 2014, the Company’s holding in Merlin was 0.18%. Following the sale of Merlin shares in, June 2013 the Company lost its control in Merlin.  As a result, Legend de-consolidated the operations of Merlin. Accordingly, the management discussion and analysis relates to the activities of the Company and does not include a discussion of Merlin activities unless otherwise stated.

As set out in notes to consolidated financial statements – affiliate transactions, the Company is managed by AXIS. Certain costs and expenses are incurred by the Company and certain costs and expenses are incurred by AXIS on behalf of the Company and billed to the Company by AXIS. The total amount of expenses billed to the Company by AXIS for the six months ended June 30, 2014 was A$1,285,000 (2013: A$1,883,000). The discussion in the next paragraphs relates to costs and expenses of the Company, incurred by both the Company and by AXIS that are billed to the Company.

RESULTS OF OPERATION

Three Months Ended June 30, 2014 vs. Three Months Ended June 30, 2013.

The Company’s financial statements are prepared in Australian dollars (A$). A number of the costs, expenses and assets of the Company are incurred/held in US$ and the conversion of these costs to A$ means that the comparison of the three months ended June 30, 2014 to the three months ended June 30, 2013 does not always present a true comparison.

As the company is not in production, we do not have an ongoing source of revenue. Our revenue stream is normally from interest received on cash in bank and adhoc tenement disposals and Australian Taxation Office refunds.

Other income decreased from A$22,000 for the three months ended June 30, 2013 to A$6,000 for the three months ended June 30, 2014, which primarily represents interest on funds in the bank A$2,000 (2013:16,000) and A$4,000 (2013: A$nil) interest on IRS refund.

Costs and expenses decreased from A$2,076,000 in the three months ended June 30, 2013 to A$1,386,000 in the three months ended June 30, 2014. The decrease in expenses is a net result of:

a)
an increase in legal, accounting and professional expense from A$204,000 for the three months ended June 30, 2013 to A$621,000 for the three months ended June 30, 2014. For the three months ended June 30, 2014, we incurred A$580,000 for independent experts, attorneys in response to claims from IFFCO ( refer to note 10 Commitment and Contingencies); accounting and audit fees were A$30,000 (2013: A$63,000) for professional services in relation to financial statements, the quarterly Form 10-Qs, Form 10-K, and annual reporting in Australia, taxation fees of A$8,000 (2013: A$2,000) related to the Company and we incurred legal expenses of A$3,000 (2013: A$139,000) for general legal work.

b)
a decrease in exploration expenditure written off from A$613,000 in the three months ended June 30, 2013 to A$288,000 in the three months ended June 30, 2014. The exploration costs include drilling/geological/geophysical/mineral analysis contractors, contract field staff costs, travel costs, accommodation and tenement costs on properties where we have not estimated mineral reserves.  On our phosphate activities, costs which were capitalized and included in development costs decreased from A$78,000 for the three months ended June 30, 2013, to A$nil for the three months ended June 30, 2014 primarily due to lesser activity on the feasibility test work. The Company’s main focus for the three months ended June 30, 2013 and for the three months ended June 30, 2014 has been tenement maintenance and rehabilitation.

c)	a decrease in aircraft costs from A$93,000 in the three months ended June 30, 2013 to A$nil in the three months ended June 30, 2014 as we sold the aircraft early in fiscal 2013.
d)
a decrease in interest expense from A$287,000 for the three months ended June 30, 2013 to A$46,000 for the three months ended June 30, 2014 due to repayment in May 2013 of convertible notes and an advance from affiliate incurring interest and borrowings under a loan facility. During the three months ended June 30, 2014 the Company incurred interest on short term loans and borrowings.

e)	a decrease in financing costs from A$31,000 for the three months ended June 30, 2013 to A$nil for the three months ended June 30, 2014 due to repayment in May 2013 of convertible notes.
f)
a decrease in administration expense from A$848,000 in the three months ended June 30, 2013 to A$431,000 in the three months ended June 30, 2014. During the three months ended June 30, 2014, the corporate management and service fees charged to us by AXIS was A$115,000 (2013: A$210,000). AXIS charged us direct costs of A$215,000 (2013: A$426,000) for Directors’ fees, salaries and salary-related matters incurred on behalf of the Company, which relates to our share of salaries paid to the President and Chief Executive Officer, Chief Financial Officer and Secretary, Executive General Manager, General Manager Business, Project Manager and other staff of AXIS who provide services to the Company, and for independent directors fees. The Company incurred A$nil (2013: A$178,000) in direct salaries paid by Paradise. The Company paid insurance costs of A$44,000 (2013: A$65,000). The Company incurred A$nil (2013: A$38,000) for travel by Directors and officers, contractors and other AXIS staff who provide services to the Company; A$3,000 (2013: A$3,000) in borrowing costs and bank fees; A$7,000 (2013: A$25,000) in motor vehicle costs; A$15,000 (2013: A$5,000) for stock transfer agent services; A$2,000 (2013: A$10,000) for office and computing consumables; A$3,000 (2013: A$14,000) for other contractors including external information technology consultants; A$nil (2013: A$1,000) for staff support costs; A$3,000 (2013: A$19,000) for rent of offices in Melbourne, A$nil (2013: A$3,000) for subscriptions to industry papers and services; A$13,000 (2013: A$12,000) for depreciation of non-field assigned assets and minor equipment purchases; A$2,000 (2013: A$7,000) for telecommunications support; and A$9,000 (2013: A$10,000) for Delaware franchise tax. For the three months ended June 30, 2014, there was a reduction of A$16,000 in rent of offices, A$6,000 in telephone and internet charges, A$38,000 in travel costs, A$21,000 in insurance, A$18,000 for motor vehicle running costs; A$95,000 in corporate management and service fees charged to us by AXIS and A$211,000 in salaries and salary-related matters incurred on behalf of the Company charged to us by AXIS and direct salaries paid by Paradise as a result of the reduction in activity of the Company’s main focus the phosphate business due to funding constraints. Included in administration expenses of A$431,000 (2013: A$848,000) is an amount of A$359,000 (2013: A$750,000) billed to us by AXIS.

As a result of the foregoing, the loss from operations decreased from A$2,054,000 for the three months ended June 30, 2013 to A$1,237,000 for the three months ended June 30, 2014.

A decrease in the foreign currency exchange loss of A$217,000 for the three months ended June 30, 2013 to A$6,000 for the three months ended June 30, 2014 was recorded as a result of the movement in the Australian dollar versus the US dollar.

At June 30, 2013, management considered the recoverability of the amount owed by AXIS and in accordance with the requirements of accounting standards and recorded a recovery of doubtful receivable. For the three months ended June 30, 2014, the Company recorded an adjustment to the provision of A$656,000 compared to A$1,595,000 for the three months ended June 30, 2013.

A net unrealized loss of A$24,000 (2013: A$39,000) was incurred on revaluation of certain marketable securities, being the difference between the carrying and market value in the three months ended June 30, 2014.

A net realized gain of A$nil (2013: gain A$17,000) was recorded on sale of property and equipment, being the difference between cost and sale price, was incurred in the three months ended June 30, 2014.

The Company had written off assets of A$15,000 for the three months ended June 30, 2013 for which there was no comparable amount for the three months ended June 30, 2014.

The loss from continuing operations before income taxes was A$713,000 for the three months ended June 30, 2013 compared to A$754,000 for the three months ended June 30, 2014.

There was no provision for income taxes in either the three months ended June 30, 2014 of 2013.

The net loss of A$754,000 for the three months ended June 30, 2014 compared to a net loss of A$713,000 for the three months ended June 30, 2013.

Six Months Ended June 30, 2014 vs. Six Months Ended June 30, 2013.

The Company’s financial statements are prepared in Australian dollars (A$). A number of the costs, expenses and assets of the Company are incurred/held in US$ and the conversion of these costs to A$ means that the comparison of the six months ended June 30, 2014 to the six months ended June 30, 2013 does not always present a true comparison.

As the company is not in production, we do not have an ongoing source of revenue. Our revenue stream is normally from interest received on cash in bank and adhoc tenement disposals and Australian Taxation Office refunds.

Other income decreased from A$38,000 for the six months ended June 30, 2013 to A$16,000 for the six months ended June 30, 2014, which primarily represents interest on funds in the bank A$4,000 (2013:38,000); proceeds from disposal miscellaneous items on the closure of the Mt Isa Office A$8,000 (2013 A$nil) and A$4,000 ( A$nil) interest on IRS refund.

Costs and expenses decreased from A$4,400,000 in the six months ended June 30, 2013 to A$2,365,000 in the six months ended June 30, 2014. The decrease in expenses is a net result of:

a)
an increase in legal, accounting and professional expense from A$271,000 for the six months ended June 30, 2013 to A$653,000 for the six months ended June 30, 2014. For the six months ended June 30, 2014, we incurred A$580,000 for independent experts, attorneys in response to claims from IFFCO ( refer to note 10 Commitment and Contingencies); accounting and audit fees of A$50,000 (2013: A$84,000) for professional services in relation to financial statements, the quarterly Form 10-Qs, Form 10-K, and annual reporting in Australia; taxation fees of A$13,000 (2013: A$32,000) related to the Company and we incurred legal expenses of A$10,000 (2013: A$155,000) for general legal work.

b)
a decrease in exploration expenditure written off from A$1,241,000 in the six months ended June 30, 2013 to A$699,000 in the six months ended June 30, 2014. The exploration costs include drilling/geological/geophysical/mineral analysis contractors, contract field staff costs, travel costs, accommodation and tenement costs on properties where we have not estimated mineral reserves.  On our phosphate activities, costs which were capitalized and included in development costs decreased from A$118,000 for the six months ended June 30, 2013, to A$10,000 for the six months ended June 30, 2014 primarily due to lesser activity on the feasibility test work. The Company’s main focus for the six months ended June 30, 2013 and for the six months ended June 30, 2014 has been tenement maintenance and rehabilitation.

c)	a decrease in aircraft costs from A$364,000 in the six months ended June 30, 2013 to A$nil in the six months ended June 30, 2014 as we sold the aircraft early in fiscal 2013.
d)
a decrease in interest expense from A$639,000 for the six months ended June 30, 2013 to A$82,000 for the six months ended June 30, 2014 due to repayment in May 2013 of convertible notes and an advance from affiliate incurring interest and borrowings under a loan facility. During the six months ended June 30, 2014 the Company incurred interest on short term loans and borrowings.

e)	a decrease in financing costs from A$170,000 for the six months ended June 30, 2013 to A$nil for the six months ended June 30, 2014 due to repayment in May 2013 of convertible notes.
f)
a decrease in administration expense from A$1,715,000 in the six months ended June 30, 2013 to A$931,000 in the six months ended June 30, 2014. During the six months ended June 30, 2014, the corporate management and service fees charged to us by AXIS was A$237,000 (2013: A$412,000). AXIS charged us direct costs of A$478,000 (2013: A$524,000) for Directors’ fees, salaries and salary-related matters incurred on behalf of the Company, which relates to our share of salaries paid to the President and Chief Executive Officer, Chief Financial Officer and Secretary, Executive General Manager, General Manager Business, Project Manager and other staff of AXIS who provide services to the Company, and for independent directors fees. The Company incurred A$nil (2013: A$376,000) in direct salaries paid by Paradise. The Company paid insurance costs of A$89,000 (2013: A$90,000). The Company incurred A$nil (2013: A$68,000) for travel by Directors and officers, contractors and other AXIS staff who provide services to the Company; A$4,000 (2013: A$4,000) in borrowing costs and bank fees; A$17,000 (2013: A$49,000) in motor vehicle costs; A$33,000 (2013: A$21,000) for stock transfer agent services; A$5,000 (2013: A$22,000) for office and computing consumables; A$10,000 (2013: A$22,000) for other contractors including external information technology consultants; A$nil (2013: A$9,000) for staff support costs; A$5,000 (2013: A$27,000) for rent of offices in Melbourne, A$1,000 (2013: A$5,000) for subscriptions to industry papers and services; A$32,000 (2013: A$24,000) for depreciation of non-field assigned assets and minor equipment purchases; A$2,000 (2013: A$33,000) for telecommunications support; and A$18,000 (2013: A$29,000) for Delaware franchise tax. For the six months ended June 30, 2014, there was a reduction of A$22,000 in rent of offices, A$31,000 in telephone and internet charges, A$68,000 in travel costs, A$175,000 in corporate management and service fees charged to us by AXIS and A$422,000 in salaries and salary-related matters incurred on behalf of the Company charged to us by AXIS and direct salaries paid by Paradise as a result of the reduction in activity of the Company’s main focus the phosphate business due to funding constraints. Included in administration expenses of A$931,000 (2013: A$1,715,000) is an amount of A$704,000 (2013: A$1,215,000) billed to us by AXIS.

As a result of the foregoing, the loss from operations decreased from A$4,362,000 for the six months ended June 30, 2013 to A$2,049,000 for the six months ended June 30, 2014.

A decrease in the foreign currency exchange loss of A$222,000 for the six months ended June 30, 2013 to a foreign exchange gain of A$nil for the six months ended June 30, 2014 was recorded as a result of the movement in the Australian dollar versus the US dollar.

At June 30, 2013, management considered the recoverability of the amount owed by AXIS and in accordance with the requirements of accounting standards and recorded a recovery of doubtful receivable. For the six months ended June 30, 2014, the Company recorded an adjustment to the provision of A$1,396,000 compared to A$434,000 for the six months ended June 30, 2013.

A net unrealized loss of A$14,000 (2013: A$39,000) was incurred on revaluation of certain marketable securities, being the difference between the carrying and market value in the six months ended June 30, 2014.

A net realized gain of A$7,000 (2013: loss A$9,000) was recorded on sale of property and equipment, being the difference between cost and sale price, was incurred in the six months ended June 30, 2014.

The Company has written off assets of A$960,000 for the six months ended June 30, 2013 for which there was no comparable amount for the six months ended June 30, 2014.

The loss from continuing operations before income taxes was A$5,158,000 for the six months ended June 30, 2013 compared to A$960,000 for the six months ended June 30, 2014.

The Company has recorded reduction in the current tax liability of A$32,000 for the six months ended June 30, 2013 as a result of the transfer of the phosphate assets to a 100% owned subsidiary of Legend, for which there was no comparable amount for the six months ended June 30, 2014.

The net loss for continuing operations was A$960,000 for the six months ended June 30, 2014 compared to a net loss of A$5,126,000 for the six months ended June 30, 2013.

A net income of A$7,248,000 was recorded on discontinued operations in the six months ended June 30, 2013.

The net loss of A$960,000 for the six months ended June 30, 2014 compared to a net income of A$2,122,000 for the six months ended June 30, 2013.

Liquidity and Capital Resources

For the six months ended June 30, 2014, net cash used in operating activities was A$1,371,000 (2013: A$12,907,000) primarily consisting of the net loss of A$960,000 (2013: net income of A$2,122,000), adjusted for non-cash items being depreciation and amortization of A$87,000 (2013: A$278,000), write-down of assets of A$nil (2013: A$960,000); decrease in allowance for doubtful receivable of A$1,396,000 (2013: A$434,000); decrease in accounts receivable of A$538,000 (2013: A$270,000); decrease in prepayments and deposits of A$243,000 (2013: A$101,000); decrease in inventories of A$nil (2013: A$31,000) and an increase in accounts payable and accrued expenses of A$118,000 (2013: decrease A$848,000).

Net cash provided by investing activities was A$263,000 (2013: A$17,252,000) which consisted of, proceeds from sale of plant and equipment A$273,000 (2013: A$4,668,000); additions to mine development of A$10,000 (2013: A$118,000) and the six months ending June 30,2013 included proceeds from the sale of a subsidiary of A$12,740,000..

Net cash provided by financing activities was A$1,172,000 (2013: used by A$7,339,000) being repayments under finance leases of A$45,000 (2013: A$84,000), advances by affiliates of A$1,396,000 (2013: advances to affiliates of A$1,187,000), and repayment of bank overdraft of A$179,000 (2013: A$nil) and the six months ending June 30, 2013 included repayment of convertible debenture $10,459,000, long term debt of A$2,541,000 and proceeds from the private placement of 142,500,000 shares for net proceeds of A$6,932,000.

As at June 30, 2014, the Company had A$66,000 in cash.

We plan to continue our exploration and development program throughout 2014 and the Company has an obligation to incur expenditure on phosphate projects of A$100,000, and other commodity projects of A$259,000. Our budget for general administration costs for 2014 is A$1,915,000. At June 30, 2014, the Company had a receivable from AXIS amounting to A$5,868,000 which has been fully provided for. Legend is substantially dependent upon AXIS for our senior management, financial and accounting, corporate legal, geological and other corporate headquarters functions. For example, each of our officers is employed by AXIS. AXIS provides us with office facilities, administrative personnel and services, management and geological staff and services. Legend has continued to provide funds in advance of services to be rendered by AXIS as Legend has no capabilities to undertake the services in its own right nor has it the infrastructure itself.

The Company has historically funded its activities from funds provided by capital raising through the issuance of its shares and from advances from affiliated entities. The Company has in place a planning and budgeting process to help determine the funds required to support the Company's operating requirements and its exploration and pre-development plans. The Company has announced that intends to undertake a rights issue of shares to existing shareholders on the basis of one new share for each existing share on issue, at a price of US$0.05 per share. The Company filed a Registration Statement on Form S-1 for the rights offering with the SEC on August 30, 2013, which is currently under review. Based on this process and the amount of the Company's cash and other current assets as of June 30, 2014, management believes if it can obtain the capital raising as discussed above, that the Company will have sufficient operating liquidity to sustain its activities through 2014. However, as the Company has not yet generated income producing activities, it will continue to seek opportunities to raise additional funds from capital raising efforts through the issuance of its shares, funding from affiliated entities as may be available and other financing arrangements until which time as the Company can commence revenue producing activities.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The Company reports in A$ and holds cash denominated in US dollars. At June 30, 2014, this amounted to US$26,000 (A$27,000). A change in the exchange rate between the A$ and the US$ will have an effect on the amounts reported in the Company’s consolidated financial statements, and create a foreign exchange gain or loss. A movement of 1% in the A$ versus the US$ exchange rate will have no effect on the consolidated balance sheet and statement of comprehensive loss.

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

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving our desired control objectives, and our principal executive officer and principal financial officer have concluded, as of June 30, 2014, that our disclosure controls and procedures were effective in achieving that level of reasonable assurance.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings.

On March 25, 2013, the Indian Farmers Fertilizer Cooperative Limited (“IFFCO”) and its subsidiary, Kisan International Trading FZE (“Kisan”,) commenced an arbitration proceeding against the Company before the Singapore International Arbitration Centre seeking damages for the Company’s alleged failure to enter into a long term rock off-take agreement (“ROTA”) with IFFCO for phosphate rock in accordance with the terms of the Share Options Agreement, dated as of July 14, 2008, between the Company and IFFCO. Under the Share Options Agreement, the Company and IFFCO had agreed to use their reasonable best efforts to negotiate and enter into the ROTA within 24 months following the execution of this Agreement, which time period was subsequently extended to July 14, 2012. On April 25, 2013, the Company submitted a response denying IFFCO’s claims on the basis that the Company had complied with its obligations under the Share Option Agreement. On May 6, 2013, IFFCO and Kisan filed a reply to the defense filed by Legend. The dispute was scheduled for arbitration in November 2013.  In October 2013, IFFCO filed a revised claim and as a result, the Arbitration Commission abandoned the arbitration dates for November 2013 and awarded costs against IFFCO. The Company has filed a response to the new claims from IFFCO. The arbitration occurred in May 2014 and a decision is expected in late August. The proceeding is at a stage where it is difficult to determine the Company’s exposure, if any. In any event, the Company intends to vigorously defend this matter. No provision for losses has been recorded in connection with this litigation.

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
101
The following materials from the Legend International Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL):  (i) the Consolidated Statements of Comprehensive Loss, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

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

Dated: August 28, 2014

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
101
The following materials from the Legend International Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL):  (i) the Consolidated Statements of Comprehensive Loss, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

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